Form 10QSB
period 1999-06-30
FUTURE TECHNOLGIES INC
filed 1999-09-10
CIK 1088005

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

     [     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to

                   Commission File No. 0-26347

                    FUTURE TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

           Minnesota                        41-0985135
(State or Other Jurisdiction of           (IRS Employer
 Incorporation or Organization)         Identification No.)

        11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305
            (Address of principal executive offices)

                         (612) 541-1155
                   (Issuer's telephone number)

                         Not Applicable
  (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,352,512 shares of common stock.

                           FORM 10-QSB
                    FUTURE TECHNOLOGIES, INC.

                              INDEX
                                                       Page
PART I.   Financial Information

          Item 1. Financial Statements

          Balance Sheet - June 30, 1999 (unaudited)       3

          Statements  of Operations - Three  Months
          Ended June 31, 1999 and 1998 (unaudited)        4

          Statements of Operations - Nine  Months
          Ended June 31, 1999 and 1998, and Inception
          (January 2, 1990) through June 30, 1999
          (unaudited)                                     5

          Statements of Cash Flows - Nine Months
          Ended June 30, 1999 and 1998, (unaudited)       6

          Notes to Financial Statements                   7

          Item  2.  Management's Discussion and
          Analysis of Financial Condition or Plan of
          Operation                                      10


PART II.  Other Information


          Item 6. Exhibits and Reports on Form 8-K       11

Signatures                                               11

                             PART I.
                      Financial Information

Item 1.  Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                    FUTURE TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                          June 30, 1999


                             ASSETS
CURRENT ASSETS
  Cash in bank                                        $    1,502

  Total Current Assets                                     1,502

OTHER ASSETS
  Organization costs                                       6,800
                                                        ________
     Total Assets                                     $    8,302



              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                           $        0
STOCKHOLDERS' EQUITY
  Preferred stock, unstated par value, 5,000,000
   shares authorized, none issued                              0
  Common stock, $.01 par value, 45,000,000 shares
   authorized, 1,352,512 shares issued and outstanding    13,525
  Additional paid in capital                              49,361
  Retained earnings (deficit)                            (54,584)

     Total Stockholders' Equity                            8,302

                                                        ________

     Total Liabilities and Stockholders Equity        $    8,302

                See notes to financial statements

                    FUTURE TECHNOLOGIES, INC.
                  (A Development Stage Company)
                   STATEMENTS OF INCOME (LOSS)
        For the Three Months Ended June 30, 1999 and 1998




                                              1999       1998

REVENUES                                    $      0     $      0


EXPENSES
  General and administrative expenses            776            0

     Total Expenses                              776            0
                                            _________    _________
NET INCOME (LOSS)                           $   (776)    $      0


                See notes to financial statements

                    FUTURE TECHNOLOGIES, INC.
                  (A Development Stage Company)
                   STATEMENTS OF INCOME (LOSS)
        For the Nine Months Ended June 30, 1999 and 1998



                                                                 From Inception
                                                                     as a
                                        Nine Months  Nine Months   Development
                                         Ended June   Ended June  Stage Company
                                          30, 1999     30, 1998   on January 2,
                                                                  1990 through
                                                                 June 30, 1999

REVENUES                                 $       0   $       0     $        0

EXPENSES
  General and administrative expenses        1,698           0          1,698

     Total Expenses                          1,698           0          1,698
                                         _________    ________      _________
NET INCOME (LOSS)                       $   (1,698)   $      0     $   (1,698)

                See notes to financial statements

                    FUTURE TECHNOLOGIES, INC
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
        For the Nine Months Ended June 30, 1999 and 1998



                                       Nine months ended         From
                                            June 30         Inception as a
                                        _______________       Development
                                       1999         1998         Stage
                                                               Company on
                                                            January 2, 1990
                                                                through
                                                             June 30, 1999


CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss from operations                 $  (1,698)  $      0  $ (1,698)

     Total Provided (Used in) Operating        1,698          0     1,698
       Activities

CASH FLOW FROM INVESTING ACTIVITIES:
  Increase in organization costs               6,800          0     6,800

     Total Provided (Used in) Investing
       Activities                              6,800          0     6,800

CASH FLOW FROM FINANCING ACTIVITIES:
  Cash from stock investment                  10,000          0    10,000

     Total Provided (Used in) Financing
       Activities                             10,000          0    10,000

NET INCREASE IN CASH AND CASH EQUIVALENTS      1,502          0     1,502

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR                                             0          0         0
                                              ______     ______    ______
CASH AND CASH EQUIVALENTS AT END OF YEAR     $ 1,502    $     0   $ 1,502


DISCLOSURE OF ACCOUTING POLICY:
     For purposes of the statement of cash flows, the company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.


                See notes to financial statements

                    FUTURE TECHNOLOGIES, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
The Company is a publicly held corporation presently in a dormant status (see Note B below). It is anticipated by management that the Company can be used as a shell for the future acquisition of a technology oriented company.

Use of Estimates
Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

NOTE B - THE CORPORATION HISTORY

Future Technologies, Inc., (the Company) was incorporated as "Land Corporation of America, Inc." on June 20, 1972. In an Offering Circular dated November 7, 1973, 160,000 shares of the Company's stock were offered to the public at $2.50 per share. Previous to the offering, 184,950 shares had been issued for cash, property and services rendered. The Company started out in the business of purchasing land, developing it, and selling the developed parcels to mobile and/or prefabricated home owners.

On November 30, 1977, the Company changed its name to "Future Homes, Inc.," and operated successfully for several years. As of the Company's fiscal year ended September 30, 1983, there were 528,360 shares outstanding at a par value of $.10 per share. In the late 1980's the Company's source of financing dissolved and the Company was forced to liquidate its assets and discontinue business. As of December 31, 1989, operations were suspended and a final income tax return was filed on January 23, 1990. The Company's balance sheet on December 31, 1989, the date of the suspension in operations, had the following, unaudited information:

               Assets                     $         0

               Liabilities                $         0

               Equity:
                 Common stock             $    52,836
                 Paid in capital              491,959
                 Retained earnings (deficit) (544,795)

               Total equity               $         0

                    FUTURE TECHNOLOGIES, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 1999



NOTE B - THE CORPORATIONS HISTORY (continued)

In 1994, a former stockholder was elected Director and an unsuccessful attempt was made to acquire a small airline by the name of "Capital Air, Inc." In 1995 the same Director and stockholder, in as Asset Purchase Agreement dated October 18, 1995, attempted to acquire a company by the name of Tandem Systems, Inc. The success of the Agreement was contingent upon the Company being able to obtain $200,000 in new equity capital from existing and new investors. The Company was unsuccessful and Tandem Systems, Inc., rescinded the Agreement on March16, 1996.

During the negotiating process with Tandem Systems, Inc., the stockholders of the Company met on November 14, 1995 and agreed to a reverse stock split. As a result of this split, the 528,860 shares outstanding were reduced to 264,430. In addition, 85,570 shares were issued to the Director noted above for promotional efforts, and at that time, there was a 2,512 share bookkeeping correction agreed to by the Board. During the course of an accounting during that period, the Company decided to absorb the Paid in Capital account in to the Retained Earnings deficit.

On February 8, 1999, the Company conducted a Special Meeting of Shareholders whereby a new Director was named. In addition, the Company stockholder's agreed to amend and restate the Articles of Incorporation and Bylaws to effect a change in the name to "Future Technologies, Inc." and to change the authorized number of shares to fortyfive million common add five million shares of preferred stock. Also, the par value of the common stock was changed to $0.01 per share.

NOTE C - COMMITMENTS AND CONTINGENCIES

The Company has made no provisions for losses relating to the potential year 2000 problem. Although the Company has none of this type of equipment at this time, computers and other data processing equipment which may be used in operations and that of vendors, vendee's and related parties may not be date sensitive and thus not be able to decipher the year 2000 from other years ending in "00". This may create unforeseen problems, costs and losses. Management is of the opinion that these costs and losses are not determinable, may not exist in their case, and are thus not identifiable and recordable.

                    FUTURE TECHNOLOGIES, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 1999



NOTE C - COMMITMENT AND CONTIGENCIES (continued)

As mentioned in Note A, the Company plans to use the corporation as a shell for future acquisitions. There are no potential acquisitions or operations at the present time and there is thus, no guarantee that any of the goals of management will be accomplished or that the Company, its officer, directors and shareholders will succeed at these endeavors.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations - Nine Month periods Ended June 30, 1999 and 1998

      The Company had no revenue for the nine-month periods ended
June 30, 1999 and 1998.

      General and administrative expenses for the nine month period ended June 30, 1999, in the amount of $1,698, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. The Company has no expenses during the same period in 1998.

     As a result of the foregoing factors, the Company realized a net loss of $1,698 for the nine months ended June 30, 1999, as compared to a net loss of $0 for the same period in 1998.

Liquidity and Capital Resources

      At June 30, 1999, the Company had working capital of approximately $1,502, as compared to $0 at September 30, 1998.
Working capital as of June 30, 1999, consisted solely of cash.

      Management believes that the Company has sufficient cash to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

Forward-Looking Statements

     This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

                            PART II.
                        Other Information

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:   Included  only  with the electronic  filing  of  this
report  is the Financial Data Schedule for the period ended  June
30, 1999 (Exhibit Ref. No. 27).

Reports on Form 8-K:  None

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FUTURE TECHNOLOGIES, INC.

Date:   September  9, 1999         By: /s/ Craig  Laughlin, President