Form 10KSB
period 1999-09-30
FUTURE TECHNOLGIES INC
filed 1999-12-30
CIK 1088005

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-KSB


[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange  Act  of 1934  for  the  fiscal  year  ended
September 30, 1999, or

[  ]   Transition report pursuant to section 13 or 15(d)  of  the
Securities Exchange act of 1934 for the transition period from to

                  Commission File No.  0-26347

                    FUTURE TECHNOLOGIES, INC.
   (Name of Small Business Issuer as specified in its charter)

           Minnesota                        41-0985135
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

       11900 Wayzata Blvd., Suite 100, Hopkins, MN  55305
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (612) 541-1155

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                  Common Stock, Par Value $0.01

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues (consisting only of interest income) for its most recent fiscal year: $0.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on March 4, 1999, was $3,480.

As   of  September  30,  1999,  the  Registrant  had  outstanding
1,348,089 shares of Common Stock, par value $0.01.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I

1.   Description of Business                                    3

2.   Description of Properties                                  7

3.   Legal Proceedings                                          7

4.   Submission of Matters to a Vote of Security Holders        7

Part II

5.    Market  for  Common Equity and  Related  Stockholder      8
Matters

6.    Management's  Discussion and Analysis  of  Financial      8
      Condition and Results of Operations

7.   Financial Statements                                       9

8.   Changes in and Disagreements with Accountants              9
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control       9
     Persons;  Compliance  with  Section  16(a)  of  the
     Exchange Act

10.  Executive Compensation                                    10

11.   Security Ownership of Certain Beneficial Owners  and     10
      Management

12.  Certain Relationships and Related Transactions            11

13.  Exhibits and Reports on Form 8-K                          11

                FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

General

      The Company is seeking a favorable business opportunity to acquire. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant. The Company cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

      It is anticipated that business opportunities will be identified for the Company through its officers and directors and through professional advisors including securities broker-dealers and through members of the financial community. To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis regarding the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firm's business plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

      There are no plans or arrangements proposed or under consideration for the issuance or sale of additional securities by the Company prior to the identification of an acquisition candidate. Consequently, management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital. This lack of diversification should be considered a substantial risk, because it will not permit the Company to offset potential losses from one venture against gains from another.

Selection of a Business

       The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

      Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

      The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

      In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

      The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

      The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

      The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the
Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

Acquisition of a Business

      In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

      In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although the Company's present shareholders did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

      In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, Management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

      It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving
entity.   In  such event, the shareholders of the  Company  would
retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-
free   treatment  of  certain  business  reorganizations  between corporate  entities  where  one corporation  is  merged  with  or
acquires   the  securities  or  assets  of  another  corporation.
Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of
the  surviving  entity.   Consequently, there  is  a  substantial
possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued
and  outstanding  shares  of  the surviving  entity.   Therefore,
regardless  of the form of the business acquisition,  it  may  be
anticipated   that   stockholders  immediately   prior   to   the
transaction will experience a significant reduction in their percentage of ownership in the Company.

     Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

      The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

      The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

      The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

      It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited
resources   of  the  Company,  the  effects  of  such  government
regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

      The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments

Employees

     The Company is a development stage company and currently has no employees. The sole executive officer, who is not compensated for his time contributed to the Company, will devote only such time to the affairs of the Company as he deems appropriate, which is estimated to be approximately 20 hours per month. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

               ITEM 2.  DESCRIPTION OF PROPERTIES

      The Company uses offices at 11900 Wayzata Blvd., Suite 100,
Hopkins, MN 55305, provided by an officer and director of the Company at no charge.

                   ITEM 3.  LEGAL PROCEEDINGS

      The  Company  is not a party to any material pending  legal
proceedings,  and  to  the  best  of  its  knowledge,   no   such
proceedings by or against the Company have been threatened.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the last quarter of the fiscal year ended September 30, 1999.

                            PART III

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is presently no established trading market for the Company's common stock.

     All shares of common stock outstanding may be sold without restriction under Rule 144(k) promulgated under the Securities Act of 1933, except 1,000,000 shares, which are held by the sole officer and director of the Company. After March 5, 2000, shares held by the sole officer and director may be sold subject to complying with all of the terms and conditions of Rule 144.

     Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

     At September 30, 1999, there were approximately 135 holders of record of the Company's Common Stock.

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

Years Ended September 30, 1999 and 1998

     The Company had no revenue for the years ended September 30, 1999 and 1998.

     General and administrative expenses for year ended September 30, 1999, were $9,890, and the Company had no such expenses during the corresponding year end in 1998. General and administrative expenses during the year ended September 30, 1999, consisted of fees and related expenses associated with reviving the Company. The Company realized a net loss of $9,890 for the fiscal year 1999, and no net income or loss for the corresponding period in 1998.

     The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

     At September 30, 1999, the Company had $110 working capital. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months.
However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance
that  the  Company  would  be  successful  in  consummating   any
acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

                  ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     On  December 6, 1999, Thomas Lewis and Associates, P.A., the
Company's independent certified public accounting firm declined to be re-appointed as the Company's auditors for the Fiscal year ended September 30, 1999.

     During the fiscal year ended September 30, 1999, and the interim period subsequent to September 30, 1999, there have been no disagreements with Thomas Lewis and Associates, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events.

     Thomas Lewis and Associates' report on the Company's financial report as of and for the years ended September 30, 1998 and 1997 contained no adverse opinion or disclaimer of opinion and, further, was not qualified or modified as to uncertainty, audit scope or accounting principles.

     Thomas Lewis and Associates P.A. has furnished a letter, dated December 6, 1999, addressed to the U. S. Securities and
Exchange Commission stating that it agrees with the above statements.

     On December 6, 1999, the Company appointed the independent certified accounting firm of S. W. Hatfield, CPA of Dallas, Texas as the Company's auditors as of and for the year ended September
30, 1999, effective immediately.

      During the fiscal years ended September 30, 1998 and 1997 and the interim period subsequent to September 30, 1999, there have been no consultations with S. W. Hatfield, CPA, on any matters of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                            PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

     The   following  table  sets  forth  the  names,  ages,  and
positions with the Company for the sole director and officer of the Company.

Name                Age  Positions (1)                   Since

Craig Laughlin      49   President and Director           1999

     All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

     The following is information on the business experience of each director and officer.

     Craig Laughlin is the founder and President of SRC Funding, Inc., which structures venture capital financing for early stage companies. Mr. Laughlin has been a consultant in the areas of mergers, acquisitions, and early stage financing since 1986. Mr. Laughlin has also served as a member of the board of directors since May 1990, of Century Controls International, Inc., a publicly held company engaged in the business of designing, manufacturing, and marketing a line of proprietary control devices used in the management of large commercial and industrial steam boilers and of certain manufacturing processes.

                ITEM 10.  EXECUTIVE COMPENSATION

      The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

      There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

      On acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation as discussed under "Item 1. Business." In the event that any member of current management remains after effecting a business acquisition, that member's time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

     The following table sets forth as of September 30, 1999, the number and percentage of the outstanding shares of common stock that were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Craig Laughlin is the ole officer, director, and 5% stockholder of the Company. Except as otherwise indicated, the person named in the table has sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                           Common     Percent
                                           Shares        of
                                                       Class
Name and Address

Craig Laughlin                            1,000,000     74.0
11900 Wayzata Blvd., Suite 100
Hopkins,  MN 55305

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 6, 1999, the Company sold 1,000,000 shares of common stock to Craig Laughlin, the sole officer and director of the Company, for $10,000. No underwriter or broker was involved in the offering, and no commissions were paid on the sale of the shares. The shares were offered and sold in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933. Except for the sale and purchase of the Company's common stock described above there are no proposed transactions and no transactions during the past two years to which the Company was a party and in which any officer, director, or principal stockholder, or their affiliates or associates, was also a party.

                            ITEM 13.
                EXHIBITS AND REPORTS ON FORM 8-K

      Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits.

Exhibit    SEC Ref.    Title of Document                     Location
 No.         No.

  1       (3)(i)   Articles of Incorporation, as amended *   Fm 10-SB
                                                             Page E-1

  2       (3)(ii)  By-Laws *                                 Fm 10-SB
                                                             Page E-3

  3        (16)    Letter  dated December 6, 1999 from       Fm 8-K
                   Thomas Lewis and Associates, P.A. *       Page E-1

  3        (27)   Financial Data Schedules                     **


* Exhibit No.'s 1 and 2 are incorporated herein by this reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 14, 1999. Exhibit

No.  3  is  incorporated  by reference to the  Company's  Current
Report on Form 8-K dated December 6, 1999 and filed with the Securities and Exchange Commission on December 9, 1999.

**    The  Financial  Data  Schedule is  presented  only  in  the electronic filing with the Securities and Exchange Commission.

FORM 8-K FILINGS

     On December 9, 1999, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated
December 6, 1999, reporting under Item 4 a change in the Company's independent auditors.
                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FUTURE TECHNOLOGIES, INC.

Date:   December 21, 1999          By: /s/ Craig  Laughlin, President

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 21, 1999          /s/ Craig Laughlin, Director

                    FUTURE TECHNOLOGIES, INC.

                      Financial Statements

                   September 30, 1999 and 1998

                            CONTENTS


Independent Auditors' Reports                                 F-2

Balance Sheets                                                F-4

Statements of Operations                                      F-5

Statement of Changes in Stockholders' Equity                  F-6

Statements of Cash Flows                                      F-7

Notes to the Financial Statements                             F-8

S. W. HATFIELD, CPA
certified public accountants

Member: American Institute of Certified Public Accountants
        SEC Practice Section
        Information Technology Section
        Texas Society of Certified Public Accountants

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Future Technologies, Inc.

We have audited the accompanying balance sheet of Future Technologies, Inc. (a Minnesota corporation ) as of September 30, 1999 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Future Technologies, Inc. as of September 30, 1999 and the related statements of operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note
A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                                    S. W. HATFIELD, CPA
Dallas, Texas
December 7, 1999

              Use our past to assist your future sm

P. O. Box 820395              9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395     Dallas, Texas 75243-7212
214-342-9635 (voice)     (fax) 214-342-9601
800-244-639    SWHCPA@aol.com

                  INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
FUTURE TECHNOLOGIES, INC.

We have audited the accompanying balance sheet of Future Technologies, Inc. (a Minnesota corporation ) as of September 30, 1998 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the year then ending. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Future Technologies, Inc. as of September 30, 1998 and the related statements of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.



                        THOMAS LEWIS & ASSOCIATES, P.A.

Minneapolis, Minnesota
June 2, 1999

                    FUTURE TECHNOLOGIES, INC.
                         BALANCE SHEETS
                   September 30, 1999 and 1998


                             ASSETS
                                                         1999      1998
Current assets
 Cash on hand and in bank                          $    1,010  $      -

TOTAL ASSETS                                       $    1,010  $      -


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable - trade                           $     900  $      -

   Total liabilities                                        -         -

Commitments and contingencies

Stockholders' equity
 Preferred stock - $0.01 par value.
   5,000,000 shares authorized.
   None issued and outstanding                              -         -
 Common stock - $0.01 par value.
   45,000,000 shares authorized.
   1,348,089 and 348,089 shares issued
   and outstanding, respectively                       13,481      3,481
 Additional paid-in capital                            49,405     49,405
 Accumulated deficit                                  (62,776)   (52,886)

     Total stockholders' equity                           110          -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  1,010  $       -


The accompanying notes are an integral part of these financial statements.

                    FUTURE TECHNOLOGIES, INC.
        STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
             Years ended September 30, 1999 and 1998


                                                  1999              1998

Net revenues                                  $        -     $         -

Operating expenses
 General and administrative expenses                 938               -
 Legal and professional fees                       8,952               -

   Total operating expenses                        9,890               -

Loss from continuing operations
 before income taxes                              (9,890)              -

Income tax benefit (expense)                           -               -

Net Loss                                          (9,890)              -

Other comprehensive income                              -              -

Comprehensive Income (Loss)                   $    (9,890)     $       -

Loss per weighted-average share
 of common stock outstanding,
 computed on net loss - basic
 and fully diluted                            $     (0.01)           nil

Weighted-average number of
 common shares outstanding -
 basic and fully diluted                          925,115        352,512


The accompanying notes are an integral part of these financial statements.

                    FUTURE TECHNOLOGIES, INC.
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             Years ended September 30, 1999 and 1998

                                                                Additional
                                            Common Stock         paid-in       Accumulated
                                         Shares       Amount     capital         deficit        Total
Balances at October 1, 1997,
 as originally presented                352,512     $  35,251   $  17,635      $ (52,886)       $      -
Correction of cumulative
 clerical errors found in
 Fiscal 1999 reconciliation
 of shareholder's listing                (4,423)         (442)        442              -               -

February 1999 restatement of
 par value from $0.10 to $0.01                -       (31,328)     31,328              -               -

Balances at October 1, 1997
 as restated                            348,089         3,481      49,405        (52,886)              -

Net loss for the year                         -             -           -              -               -

Balances at September 30, 1998          348,089         3,481      49,405        (52,886)              -

Sale of common stock subject
 to a private placement               1,000,000        10,000           -              -          10,000

Net loss for the year                         -             -           -         (9,890)         (9,890)

Balances at September 30, 1999        1,348,089     $   13,481   $ 49,405      $ (62,776)       $    110



The accompanying notes are an integral part of these financial statements.

                    FUTURE TECHNOLOGIES, INC.
                    STATEMENTS OF CASH FLOWS
             Years ended September 30, 1999 and 1998


                                                  1999             1998
Cash flows from operating activities
 Net loss for the period                      $ (9,890)        $      -
 Adjustments to reconcile net loss to net
   cash provided by operating activities
     Increase in accounts payable - trade          900                -

 Net cash used in operating activities          (8,990)               -


Cash flows from investing activities                 -                -


Cash flows from financing activities
 Proceeds from sale of common stock             10,000                -

 Net cash provided by financing activities      10,000                -

Increase in Cash                                 1,010                -

Cash at beginning of period                          -                -

Cash at end of period                         $  1,010       $        -

Supplemental disclosure of interest
 and income taxes paid
   Interest paid for the period               $      -       $        -
   Income taxes paid for the period           $      -       $        -


The accompanying notes are an integral part of these financial statements.

                    FUTURE TECHNOLOGIES, INC.

                  NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS


Future Technologies, Inc. (Company) was initially formed under the laws of the State of Minnesota as Land Corporation of America, Inc. on June 20, 1972 for the purpose of developing parcels of land into mobile home parks and to sell the developed lots to owners of mobile homes. On November 30, 1977, the Company changed its corporate name to Future Homes, Inc. The Company operated successfully until the late-1970's when an economic recession caused significant difficulty in the financing of mobile homes for purchasers. The Company began to suffer operating losses through the early-1980's and, in 1983, closed five (5) of its six (6) operating locations. On June 10, 1989, the Company assigned all remaining assets to its creditors and became inactive.

On February 8, 1999, the Company restated its Articles of Incorporation in the State of Minnesota, increased the authorized number of shares which may be issued in the form of both preferred and common stock, changed its stated par value to $0.01 per share and adopted new corporate by-laws. Additionally, this restatement changed the corporate name to Future Technologies, Inc.

The Company successfully completed a public offering of its common stock in 1973 whereby 160,000 shares were sold at a gross price of $2.50 per share.

The current business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's stockholders will benefit. The Company is not engaged in any negotiations and has not undertaken any steps to initiate the search for a merger or acquisition candidate.

With the disposition of all operations in 1989, the Company became fully dependent upon the support of its controlling shareholders for the maintenance of its corporate status and to provide all working capital support for the Company's behalf. The controlling shareholders intend to continue the funding of necessary expenses to sustain the corporate entity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


 NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

   The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

   Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

                    FUTURE TECHNOLOGIES, INC.

 NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

2. Income taxes

   The Company uses the asset and liability method of accounting for income taxes. At September 30, 1999 and 1998, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   Due to the provisions of Internal Revenue Code Section 338, the Company will have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. Earnings (loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings
   (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 1999 and 1998, the Company has no outstanding warrants and options issued and outstanding.


NOTE C - COMMON STOCK TRANSACTIONS

On March 5, 1999, the Company issued approximately 1,000,000 shares of restricted, unregistered common stock, pursuant to a private placement letter to its President for proceeds of $10,000 cash. The proceeds were designated by the Company's Board of Directors "to pay for legal, accounting and other expenses associated with the Company's plan to position itself to make an acquisition of an existing business opportunity".