Form 10QSB
period 1999-12-31
FUTURE TECHNOLGIES INC
filed 2000-02-14
CIK 1088005

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           Form 10-QSB


      XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

      [ ]       TRANSITION REPORT UNDER SECTION 13 OR  15(d)
          OF THE EXCHANGE ACT OF 1934

          For the transition period from _________ to _____________


                 Commission File Number: 0-26347

                    Future Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

       Minnesota                                      41-0985135
 (State of incorporation)                       (IRS Employer ID Number)

        11900 Wayzata Blvd., Suite 100  Hopkins MN  55305
            (Address of principal executive offices)

                         (612) 541-1155
                   (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
February 2, 2000: 1,348,089

Transitional Small Business Disclosure Format (check  one):   YES NO X

                    Future Technologies, Inc.

       Form 10-QSB for the Quarter ended December 31, 1999

                        Table of Contents


                                                                  Page
Part I - Financial Information

 Item 1  Financial  Statements                                       3

 Item 2  Management's Discussion and Analysis or Plan of Operation   8


Part II - Other Information

 Item 1  Legal  Proceedings                                          8

 Item 2  Changes  in  Securities                                     8

 Item 3  Defaults  Upon Senior  Securities                           8

 Item 4  Submission of Matters to a Vote of Security Holders         9

 Item 5  Other Information                                           9

 Item 6  Exhibits and Reports on Form  8-K                           9


 Signatures                                                          9

Part 1 - Item 1 - Financial Statements

                    Future Technologies, Inc.
                         Balance Sheets
                   December 31, 1999 and 1998

                           (Unaudited)

                                                           1999        1998
                             ASSETS
Current Assets
 Cash  on hand  and  in  bank                        $      255     $     -

Total  Assets                                        $      255     $     -


              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Advances  from  shareholder                         $     500     $      -

Commitments and Contingencies

Shareholders' Equity
 Preferred stock - $0.01 par value.
   5,000,000 shares authorized;
   none issued and outstanding                               -            -
 Common stock - $0.01 par value.
   45,000,000 shares authorized.
   1,348,089 and 348,089 shares
   issued and outstanding, respectively                 13,481        3,481
  Additional paid-in capital                            49,405       49,405
Deficit accumulated during the development stage       (63,131)     (52,886)
     Total shareholders' equity                           (245)           -

Total   Liabilities  and  Shareholders'  Equity       $    255    $       -


The accompanying notes are an integral part of these financial statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                    Future Technologies, Inc.
        Statements of Operations and Comprehensive Income
          Three months ended December 31, 1999 and 1998

                           (Unaudited)

                                          Three months       Three months
                                              ended              ended
                                          December  31,       December 31,
                                              1999                1998

    Revenues                              $         -         $        -

Expenses
 General and administrative                       355                  -

    Total expenses                                355                  -

Loss before Income Taxes                         (355)                 -

Provision for Income Taxes                          -                  -

    Net Loss                                     (355)                 -

Other comprehensive income                          -                  -

Comprehensive Income                       $     (355)        $        -

Loss per weighted-average share of
     common stock outstanding,
     computed on Net Loss - basic
     and fully diluted                            nil                 nil

Weighted-average number of shares
    of common stock outstanding             1,348,089             348,089


The accompanying notes are an integral part of these financial statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                    Future Technologies, Inc.
                    Statements of Cash Flows
          Three months ended December 31, 1999 and 1998

                           (Unaudited)

                                            Three months     Three months
                                              ended             ended
                                            December  31,     December 31,
                                                1999              1998
Cash Flows from Operating Activities
 Net  Loss                                  $       (355)     $        -
 Adjustments to reconcile net income to
  net cash provided by operating activities
    Decrease in   accounts  payable                 (900)              -

Net cash provided by (used in) operating
  activities                                      (1,255)              -

Cash Flows from Investing Activities                   -               -

Cash Flows from Financing Activities
  Advance from shareholder                           500               -

Net cash provided by financing activitie             500               -

Increase (Decrease) in Cash and Cash Equivalents    (755)              -

Cash and cash equivalents at beginning of period   1,010               -

Cash and cash equivalents at end of period      $    255        $      -

Supplemental Disclosures of Interest and
  Income Taxes Paid

 Interest  paid  during  the  period            $     -        $      -
   Income  taxes  paid  (refunded)              $     -        $      -


The accompanying notes are an integral part of these financial statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

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

                    Future Technologies, Inc.

2. Income taxes

   The Company uses the asset and liability method of accounting for income taxes. At December 31, 1999 and 1998, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   Due to the provisions of Internal Revenue Code Section 338, the Company will have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. Earnings (loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings
   (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1999 and 1998, the Company has no outstanding warrants and options issued and outstanding.


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


      (Remainder of this page left blank intentionally)

Part I - Item 2

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations

I.   Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(1)  General comments

With the disposition of all operations in 1989, the Company became fully dependent upon the support of its controlling shareholders for the maintenance of its corporate status and to provide all working capital support for the Company's behalf. The controlling shareholders intend to continue the funding of necessary expenses to sustain the corporate entity.

The current business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's stockholders will benefit. As of this filing, the Company has not entered into any definitive agreement to acquire or merge with another entity.

(3)Results of Operations, Liquidity and Capital Resources

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The Company is currently seeking a suitable merger or acquisition candidate.


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   Exhibit 27 - Financial Data Schedule
   Reports on Form 8-K - None



                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Future Technologies, Inc.


February 3, 2000                        /s/ Craig Laughlin.
                                        Craig Laughlin
                                        President, Director and
                                        Chief Accounting Officer