Form 10QSB
period 2000-03-31
FUTURE TECHNOLGIES INC
filed 2000-05-10
CIK 1088005

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          Form 10-QSB



(Mark one)
XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2000

             TRANSITION REPORT UNDER SECTION 13 OR  15(d)
                    OF THE EXCHANGE ACT OF 1934

              For  the transition period from   to



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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
May 5, 2000: 1,500,000

Transitional Small Business Disclosure Format (check  one):   YES
NO X

                   Future Technologies, Inc.

        Form 10-QSB for the Quarter ended March 31, 2000

                       Table of Contents


                                                                       Page
Part I - Financial Information

 Item 1 Financial  Statements                                            3

 Item 2 Management's Discussion and Analysis or Plan of Operation        9


Part II - Other Information

 Item 1 Legal  Proceedings                                               9

 Item 2 Changes in  Securities                                           9

 Item 3 Defaults Upon Senior Securities                                  9

 Item 4 Submission of Matters to a Vote of Security Holders             10

 Item 5 Other Information                                               10

 Item 6 Exhibits and Reports on Form 8-K                                10


 Signatures                                                             10

S. W. HATFIELD, CPA
certified public accountants

Member: American Institute of Certified Public Accountants
   SEC Practice Section
   Information Technology Section
Texas Society of Certified Public Accountants


Item 1 - Part 1 - Financial Statements

                   Accountant's Review Report

Board of Directors and Shareholder
Future Technologies, Inc.

We have reviewed the accompanying balance sheets of Future Technologies, Inc. (a Minnesota corporation) as of March 31, 2000 and 1999 and the accompanying statements of operations and comprehensive income for the six and three months ended March 31, 2000 and 1999 and statements of cash flows for the six months ended March 31, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

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


                                        S. W. HATFIELD, CPA
Dallas, Texas
May 6, 2000

The accompanying notes are an integral part of these financial statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   Future Technologies, Inc.
                         Balance Sheets
                    March 31, 2000 and 1999

                          (Unaudited)

                                           March  31,       March 31,
                                             2000              1999
                             ASSETS
Current Assets
 Cash on hand and in bank                   $  4,128           $  4,078

Total  Assets                               $  4,128           $  4,078


              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Advances  from  shareholder                $      -           $     -

Commitments and Contingencies

Shareholders' Equity
 Preferred stock - $0.01 par value.
   5,000,000 shares authorized;
   none issued and outstanding                     -                 -
Common stock - $0.01 par value.
  45,000,000 shares authorized.
  1,500,000 and 1,352,512 shares
  issued and outstanding, respectively       15,000             13,525
Additional  paid-in capital                  56,711             49,361
Deficit  accumulated during the
 development stage                          (67,583)           (53,808)
                                              4,128              9,078
Stock subscription receivable                     -             (5,000)

   Total shareholders' equity                 4,128              4,078

Total Liabilities and Shareholders' Equity $  4,128          $   4,078

See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                   Future Technologies, Inc.
       Statements of Operations and Comprehensive Income
       Six and Three months ended March 31, 2000 and 1999

                          (Unaudited)

                                Six months  Six months Three months Three months
                                   ended       ended       ended        ended
                                 March 31,   March 31,   March 31,    March 31,
                                   2000        1999        2000          1999

Revenues                            $      -    $      -    $      -   $      -

Expenses
 General and administrative            4,807         922        4,452       922

   Total expenses                      4,807         922        4,452       922

Loss before Income Taxes              (4,807)       (922)      (4,452)     (922)

Provision for Income Taxes                 -           -            -         -

Net Loss                              (4,807)       (922)      (4,452)     (922)

Other comprehensive income                 -           -            -         -

Comprehensive Income             $    (4,807)    $  (922)  $   (4,452)  $  (922)

Loss per weighted-average share of
 common stock outstanding,
 computed on Net Loss - basic
 and fully diluted                        nil         nil        nil        nil

Weighted-average number of shares
 of  common  stock outstanding      1,368,842    490,946    1,389,823   636,978

                   Future Technologies, Inc.
                    Statements of Cash Flows
            Six months ended March 31, 2000 and 1999

                          (Unaudited)

                                                      Six months   Six months
                                                         ended        ended
                                                       March 31,    March 31,
                                                         2000         1999
Cash Flows from Operating Activities
 Net Loss                                              $ (4,807)   $  (922)
 Adjustments to reconcile net income to net cash
   provided by operating activities
     Decrease   in   accounts   payable                   (900)          -

Net cash provided by (used in) operating activities     (5,707)       (922)

Cash Flows from Investing Activities                         -           -

Cash Flows from Financing Activities
 Cash received common stock subscription                 8,825       5,000
 Advance    from   shareholder                               -           -

Net cash provided by financing activities                8,825       5,000

Increase (Decrease) in Cash and Cash Equivalents         3,118       4,078

Cash and cash equivalents at beginning of period         1,010           -

Cash and cash equivalents at end of period           $   4,128    $  4,078

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

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                   Future Technologies, Inc.

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

2. Income taxes

 The Company uses the asset and liability method of accounting for income taxes. At March 31, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

 Due to the provisions of Internal Revenue Code Section 338, the Company will have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. Earnings (loss) per share

 Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2000 and 1999 and 1998, the Company has no outstanding warrants and options issued and outstanding.

Note C - Common Stock Transactions

On March 5, 1999, the Company issued approximately 1,000,000 shares of restricted, unregistered common stock pursuant to a private placement letter to its President for proceeds of $10,000 cash. The proceeds were designated by the Company's Board of Directors "to pay for legal, accounting and other expenses associated with the Company's plan to position itself to make an acquisition of an existing business opportunity".

On March 7, 2000 , the Company issued approximately 151,911 shares of restricted, unregistered common stock pursuant to a private placement letter to its President for proceeds of $8,825 cash. The proceeds were designated by the Company's Board of Directors "to pay for legal, accounting and other expenses associated with the Company's plan to position itself to make an acquisition of an existing business opportunity".

Part I - Item 2

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations

(1)  Caution Regarding Forward-Looking Information

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

(2)  General comments

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


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   On March 7, 2000 , the Company issued approximately 151,911 shares of restricted, unregistered common stock pursuant to a private placement letter to its President for proceeds of $8,825 cash. The proceeds were designated by the Company's Board of Directors "to pay for legal, accounting and other expenses associated with the Company's plan to position
   itself   to  make  an  acquisition  of  an  existing  business
   opportunity".

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

                                        Future Technologies, Inc.


May 6, 2000                             /s/ Craig Laughlin.
                                            Craig Laughlin
                                            President, Director and
                                            Chief Accounting Officer