Form 10QSB
period 2000-06-30
FUTURE TECHNOLGIES INC
filed 2000-07-24
CIK 1088005

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          Form 10-QSB



(Mark one)

   XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

          TRANSITION REPORT UNDER SECTION 13 OR  15(d)
          OF THE EXCHANGE ACT OF 1934

          For  the transition period from ______________  to _____________


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July
14, 2000: 1,500,000

Transitional Small Business Disclosure Format (check  one):   YES
NO X

                   Future Technologies, Inc.

        Form 10-QSB for the Quarter ended June 30, 2000

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

Item 1 - Part 1 - Financial Statements

                   Accountant's Review Report

Board of Directors and Shareholder
Future Technologies, Inc.

We have reviewed the accompanying balance sheets of Future Technologies, Inc. (a Minnesota corporation) as of June 30, 2000 and 1999 and the accompanying statements of operations and comprehensive income for the nine and three months ended June 30, 2000 and 1999 and statements of cash flows for the nine months ended June 30, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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



                                        S. W. HATFIELD, CPA
Dallas, Texas
July 14, 2000

                   Future Technologies, Inc.
                         Balance Sheets
                     June 30, 2000 and 1999

                          (Unaudited)

                                             June 30,      June 30,
                                               2000          1999
                             ASSETS

Current Assets
 Cash on hand and in bank                    $ 2,533       $ 1,477

Total Assets                                 $ 2,533       $ 1,477


              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Advances  from  shareholder                 $     -       $     -

Commitments and Contingencies

Shareholders' Equity
 Preferred stock - $0.01 par value.
   5,000,000 shares authorized;
   none issued and outstanding                     -             -
 Common stock - $0.01 par value.
   45,000,000 shares authorized.
   1,500,000 and 1,348,089 shares
   issued and outstanding, respectively       15,000        13,481
 Additional  paid-in capital                  56,711        49,405
Deficit accumulated during the development
  stage                                      (69,178)      (61,409)

  Total shareholders' equity                   2,533         1,477

Total Liabilities and Shareholders' Equity   $ 2,533       $ 1,477


The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   Future Technologies, Inc.
       Statements of Operations and Comprehensive Income
       Nine and Three months ended June 30, 2000 and 1999

                          (Unaudited)

                          Nine months  Nine months  Three months  Three months
                             ended        ended         ended         ended
                           June  30,     June 30,      June 30,     June 30,
                             2000          1999          2000          1999

Revenues                     $    -       $    -        $    -      $      -

Expenses
 General and administrative   6,402        8,523         1,595         7,601

   Total expenses             6,402        8,523         1,595         7,601

Loss before Income Taxes     (6,402)      (8,523)       (1,595)       (7,601)

Provision for Income Taxes        -            -             -             -

Net Loss                     (6,402)      (8,523)       (1,595)       (7,601)

Other comprehensive income        -            -             -             -

Comprehensive Income        $(6,402)     $(8,523)      $(1,595)      $(7,601)

Loss per weighted-average
 share of common stock
 outstanding, computed on
 Net Loss - basic
 and fully diluted           $(0.01)      $(0.01)          nil        $(0.01)

Weighted-average number
 of shares of common
 stock outstanding        1,412,402      776,660     1,500,000     1,348,089

The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   Future Technologies, Inc.
                    Statements of Cash Flows
            Nine months ended June 30, 2000 and 1999

                          (Unaudited)

                                                   Nine months   Nine months
                                                      ended          ended
                                                     June  30,     June 30,
                                                       2000          1999
Cash Flows from Operating Activities
 Net Loss                                           $(6,402)       $(8,523)
 Adjustments to reconcile net income to net cash
   provided by operating activities
    Decrease in accounts payable                       (900)             -

Net cash provided by (used in) operating activities  (7,302)        (8,523)

Cash Flows from Investing Activities                      -              -

Cash Flows from Financing Activities
 Cash received common stock subscription              8,825         10,000
 Advance from shareholder                                 -              -

Net cash provided by financing activities             8,825         10,000

Increase (Decrease) in Cash and Cash Equivalents      1,523          1,477

Cash and cash equivalents at beginning of period      1,010              -

Cash and cash equivalents at end of period           $2,533         $1,477

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

2. Income taxes

 The Company uses the asset and liability method of accounting for income taxes. At June 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

 Due to the provisions of Internal Revenue Code Section 338, the Company will have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. Earnings (loss) per share

 Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2000 and 1999, the Company has no outstanding warrants and options issued and outstanding.


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

                                        Future Technologies, Inc.


June 14, 2000                           /s/ Craig Laughlin.
                                         Craig Laughlin
                                         President, Director and
                                         Chief Accounting Officer