Form 10KSB
period 2000-09-30
FUTURE TECHNOLGIES INC
filed 2000-12-05
CIK 1088005

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-KSB


[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange  Act  of 1934  for  the  fiscal  year  ended
September 30, 2000, or

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

The aggregate market value of voting stock held by non-affiliates computed on the basis of the average bid and asked prices on November 29, 2000, was $298,916.

As   of  September  30,  2000,  the  Registrant  had  outstanding
1,497,085 shares of Common Stock, par value $0.01.

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

      In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price that is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, Management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

      It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company's securities may have a depressive effect on such market.

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

Governmental Regulation

      It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited
resources   of  the  Company,  the  effects  of  such  government
regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

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

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the last quarter of the fiscal year ended September 30, 2000.

                            PART III

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There was no established trading market for the Company's common stock during the fiscal year ended September 30, 1999. Quotations for the Company's common stock first appeared on the OTC Bulletin Board at the end of October 2000 under the symbol "FTUT." Since that time there have been no transactions in the common stock, and the bid and asked prices for the common stock on November 29, 2000 were $0.0625 and $1.50, respectively. The Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

     Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

     At September 30, 2000, there were approximately 173 holders of record of the Company's Common Stock.

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

Years Ended September 30, 2000 and 1999

     The Company had no revenue for the years ended September 30, 2000 and 1999.

     General and administrative expenses for the years ended September 30, 2000 and 1999 were $8,336 and $9,890, respectively. General and administrative expenses during these years consisted of fees and related expenses associated with reviving the Company and fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934. The Company realized a net loss of $8,336 for the fiscal year 2000, as compared to a net loss of $9,890 for fiscal year 1999.

     The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

     At September 30, 2000, the Company had working capital of $599. Management does not believe that the Company has sufficient cash to meet the anticipated needs of the Company's operations through the next 12 months. In the past the Company's sole director and controlling stockholder has provided capital through the purchase of common stock. This individual has indicated his willingness to provide additional debt or equity financing in the future, but there is no written agreement or commitment to do so. Should this individual fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with accountants reporting on the financial statements of the Company for the past two fiscal years.

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

     Craig Laughlin is the founder and President of SRC Funding, Inc., which structures venture capital financing for early stage companies. Mr. Laughlin has been a consultant in the areas of mergers, acquisitions, and early stage financing since 1986. Mr. Laughlin has also served as a member of the board of directors from May 1990 to July 2000, of Century Controls International, Inc., a publicly held company engaged in the business of designing, manufacturing, and marketing a line of proprietary control devices used in the management of large commercial and industrial steam boilers and of certain manufacturing processes.

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

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

     The following table sets forth as of September 30, 2000, the number and percentage of the outstanding shares of common stock that were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Craig Laughlin is the ole officer, director, and 5% stockholder of the Company. Except as otherwise indicated, the person named in the table has sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                           Common     Percent of
                                           Shares       Class
Name and Address

Craig Laughlin *                          1,115,087     74.5
11900 Wayzata Blvd., Suite 100
Hopkins, MN 55305

  *      This   figure  includes  115,087  shares  held  by   Mr.
  Laughlin's spouse.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 7, 2000, the Company sold 147,087 shares of common stock to Craig Laughlin, the sole officer and director of the Company, for $8,825. On March 6, 1999, the Company sold 1,000,000 shares of common stock to Mr. Laughlin for $10,000. No underwriter or broker was involved in the transactions, and no commissions were paid on the sale of the shares. The shares were offered and sold in reliance on the exemption set forth in
Section 4(2) of the Securities Act of 1933. Except for the sale and purchase of the Company's common stock described above there are no proposed transactions and no transactions during the past two years to which the Company was a party and in which any officer, director, or principal stockholder, or their affiliates or associates, was also a party.

                            ITEM 13.
                EXHIBITS AND REPORTS ON FORM 8-K

      Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits.

  Exhibit   Title of Document                             Location
    No.

    3.1     Articles  of Incorporation, as  amended*     Fm 10-SB
                                                         Page E-1

    3.2     By-Laws *                                    Fm 10-SB
                                                         Page E-3

   27.1     Financial Data Schedules                       **


* Exhibit No.'s 1 and 2 are incorporated herein by this reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 14, 1999.

**    The  Financial  Data  Schedule is  presented  only  in  the electronic filing with the Securities and Exchange Commission.

FORM 8-K FILINGS

     No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2000.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FUTURE TECHNOLOGIES, INC.

Date: December 1, 2000             By: /s/ Craig  Laughlin, President

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: December 1, 2000            /s/ Craig Laughlin, Director

                   FUTURE TECHNOLOGIES, INC.

                            CONTENTS


                                                                   Page

Reports of Independent Certified Public Accountants                 F-2

Financial Statements

 Balance Sheets
  as of September 30, 2000 and 1999                                 F-3

 Statements of Operations and Comprehensive Income
  for the years ended September 30, 2000 and 1999                   F-4

 Statement of Changes in Stockholders' Equity
  for the years ended September 30, 2000 and 1999                   F-5

 Statements of Cash Flows
  for the years ended September 30, 2000 and 1999                   F-6

 Notes to Financial Statements                                      F-7

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Future Technologies, Inc.

We have audited the accompanying balance sheet of Future Technologies, Inc. (a Minnesota corporation ) as of September 30, 2000 and 19999 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Future Technologies, Inc. as of September 30, 2000 and 1999 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

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



                                    /s/ S. W. HATFIELD, CPA
Dallas, Texas
October 18, 2000

                   FUTURE TECHNOLOGIES, INC.
                         BALANCE SHEETS
                  September 30, 2000 and 1999


                             ASSETS
                                                 2000               1999
Current assets
 Cash on hand and in bank                     $     599        $   1,010

TOTAL ASSETS                                  $     599        $   1,010


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable - trade                     $        -       $     900

   Total liabilities                                   -             900

Commitments and contingencies

Stockholders' equity
 Preferred stock - $0.01 par value.
   5,000,000 shares authorized.
   None issued and outstanding                          -              -
 Common stock - $0.01 par value.
   45,000,000 shares authorized.
   1,497,085 and 1,349,998 shares
   issued and outstanding, respectively            14,971         13,500
 Additional paid-in capital                        56,740         49,386
 Accumulated deficit                              (71,112)       (62,776)

     Total stockholders' equity                       599            110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $      599     $    1,010


The accompanying notes are an integral part of these financial statements.

                   FUTURE TECHNOLOGIES, INC.
       STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
            Years ended September 30, 2000 and 1999


                                                  2000           1999

Net revenues                                  $        -    $         -

Operating expenses
 General and administrative expenses               1,764            938
 Legal and professional fees                       6,572          8,952

   Total operating expenses                        8,336          9,890

Loss from continuing operations
 before income taxes                              (8,336)        (9,890)

Income tax benefit (expense)                           -              -

Net Loss                                          (8,336)        (9,890)

Other comprehensive income                             -              -

Comprehensive Income (Loss)                     $ (8,336)     $  (9,890)

Loss per weighted-average share
 of common stock outstanding,
 computed on net loss - basic
 and fully diluted                              $  (0.01)     $   (0.01)

Weighted-average number of
 common shares outstanding -
 basic and fully diluted                        1,433,588       922,601

The accompanying notes are an integral part of these financial statements.

                   FUTURE TECHNOLOGIES, INC.
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            Years ended September 30, 2000 and 1999

                                                           Additional
                                         Common Stock        paid-in   Accumulated
                                     Shares       Amount     capital    deficit    Total

Balances at October 1, 1998,
 as originally presented             352,512    $ 35,251   $ 17,635 $ (52,886)  $        -

Cumulative correction of
 clerical errors found in
 Fiscal 1999 and 2000,
 respectively, reconciliation
 of shareholder's listing            (2,514)        (251)       251         -            -

February 1999 restatement of
 par value from $0.10 to $0.01            -      (31,500)    31,500         -            -

Balances at October 1, 1998,
 as restated                        349,998        3,500     49,386   (52,886)           -

Sale of common stock subject
 to a private placement           1,000,000       10,000          -         -       10,000

Net loss for the year                     -            -          -    (9,890)      (9,890)

Balances at September 30, 1999    1,349,998       13,500     49,386   (62,776)         110

Sale of common stock subject
 to a private placement             147,087        1,471      7,354         -        8,825

Net loss for the year                     -            -          -    (8,336)      (8,336)

Balances at September 30, 2000    1,497,085     $ 14,971   $ 56,740  $(71,112)  $      599

The accompanying notes are an integral part of these financial statements.

                   FUTURE TECHNOLOGIES, INC.
                    STATEMENTS OF CASH FLOWS
            Years ended September 30, 2000 and 1999


                                                         2000           1999
Cash flows from operating activities
 Net loss for the period                             $  (8,336)      $  (9,890)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
   Increase (Decrease) in accounts payable - trade        (900)            900

Net cash used in operating activities                   (9,236)         (8,990)

Cash flows from investing activities                         -               -


Cash flows from financing activities
 Proceeds from sale of common stock                      8,825          10,000

Net cash provided by financing activities                8,825          10,000

Increase (Decrease) in Cash                               (411)          1,010

Cash at beginning of year                                1,010               -

Cash at end of year                                  $     599       $   1,010

Supplemental disclosure of interest
 and income taxes paid
  Interest paid for the period                       $       -       $       -
  Income taxes paid for the period                   $       -       $       -


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

On February 8, 1999, the Company restated its Articles of Incorporation in the State of Minnesota, increased the authorized number of shares which may be issued in the form of both preferred and common stock, changed its stated par value to $0.01 per share and adopted new corporate by-laws. This restatement also changed the Company's corporate name to Future Technologies, Inc.

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

                   FUTURE TECHNOLOGIES, INC.

 NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

2.Income taxes

  The Company uses the asset and liability method of accounting for income taxes. At September 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

  Due to the provisions of Internal Revenue Code Section 338, the Company will have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.Earnings (loss) per share

  Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings
  (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2000 and 1999, the Company has no outstanding warrants and options issued and outstanding.


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

On March 7, 2000 , the Company issued approximately 147,087 shares of restricted, unregistered common stock pursuant to a private placement letter to its President for proceeds of $8,825 cash. The proceeds were designated by the Company's Board of Directors "to pay for legal, accounting and other expenses associated with the Company's plan to position itself to make an acquisition of an existing business opportunity".