Form 10QSB
period 2000-12-31
FUTURE TECHNOLGIES INC
filed 2001-02-14
CIK 1088005

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                   Commission File No. 0-26347

                    FUTURE TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

           Minnesota                        41-0985135
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

        11900 Wayzata Blvd., Suite 100, Hopkins MN  55305
            (Address of principal executive offices)

                         (952) 541-1155
                   (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
January 31, 2001: 1,497,085

Transitional Small Business Disclosure Format (check one):  YES  NO X

                   Future Technologies, Inc.

      Form 10-QSB for the Quarter ended December 31, 2000

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

                 PART I.  FINANCIAL INFORMATION
                  Item 1. Financial Statements

                       S. W. HATFIELD, CPA
                  certified public accountants

  Member:   American Institute of Certified Public Accountants
                      SEC Practice Section
                 Information Technology Section
          Texas Society of Certified Public Accountants

Accountant's Review Report

Board of Directors and Shareholders
Future Technologies, Inc.

We have reviewed the accompanying balance sheets of Future Technologies, Inc. (a Minnesota corporation) as of June 30, 2000 and 1999 and the accompanying statements of operations and comprehensive income and cash flows for the three months ended December 31, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

S. W. HATFIELD, CPA
Dallas, Texas
January 31, 2001

              Use our past to assist your future sm
(secure mailing address)           (overnight delivery/shipping address)
P. O. Box 820395                    9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395           Dallas, Texas 75243-7212
214-342-9635 (voice)                (fax) 214-342-9601
800-244-0639                         SWHCPA@aol.com

                    Future Technologies, Inc.
                         Balance Sheets
                   December 31, 2000 and 1999

                           (Unaudited)

                                                        2000      1999
ASSETS
Current Assets
 Cash on hand and in bank                            $   1,279  $    255

Total Assets                                         $   1,279  $    255


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Advances from shareholder                           $       -  $    500

Commitments and Contingencies

Shareholders' Equity
 Preferred stock - $0.01 par value.
   5,000,000 shares authorized;
   none issued and outstanding                               -         -
 Common stock - $0.01 par value.
   45,000,000 shares authorized.
   1,497,085 and 1,348,089 shares
   issued and outstanding, respectively                 14,971    13,481
 Additional paid-in capital                             56,740    49,405
Deficit accumulated during the development stage       (70,432)  (63,131)
   Total shareholders' equity                            1,279      (245)

Total Liabilities and Shareholders' Equity           $   1,279  $    255

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                    Future Technologies, Inc.
        Statements of Operations and Comprehensive Income
          Three months ended December 31, 2000 and 1999

                           (Unaudited)

                                              Three months  Three months
                                                 ended         ended
                                              December 31,   December 31,
                                                  2000         1999

Revenues                                       $         - $         -

Expenses
 General and administrative                           (680)        355

   Total expenses                                     (680)        355

Loss before Income Taxes                               680        (355)

Provision for Income Taxes                               -           -

Net Income (Loss)                                      680        (355)

Other comprehensive income                               -           -

Comprehensive Income (Loss)                    $       680 $      (355)

Loss per weighted-average share of
 common stock outstanding,
 computed on Net Loss - basic
 and fully diluted                                     nil         nil

Weighted-average number of shares
 of common stock outstanding                     1,497,085   1,348,089

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                    Future Technologies, Inc.
                    Statements of Cash Flows
          Three months ended December 31, 2000 and 1999

                           (Unaudited)

                                                      Three months  Three months
                                                          ended        ended
                                                       December 31, December 31,
                                                            2000         1999
Cash Flows from Operating Activities
 Net Income (Loss)                                       $     680  $   (355)
 Adjustments to reconcile net income to net cash
   provided by operating activities
     Decrease in accounts payable                                -      (900)

Net cash provided by (used in) operating activities            680    (1,255)


Cash Flows from Investing Activities                             -         -


Cash Flows from Financing Activities
 Advance from shareholder                                        -       500

Net cash provided by financing activities                        -       500

Increase (Decrease) in Cash and Cash Equivalents               680      (755)

Cash and cash equivalents at beginning of period               599     1,010

Cash and cash equivalents at end of period                $  1,279   $   255

Supplemental Disclosures of Interest and Income Taxes Paid

 Interest paid during the period                          $      -   $     -
 Income taxes paid (refunded)                             $      -   $     -

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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2001.

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

2. Income taxes

 The Company uses the asset and liability method of accounting for income taxes. At December 31, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

 Due to the provisions of Internal Revenue Code Section 338, the Company will have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. Earnings (loss) per share

 Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2000 and 1999, the Company has no outstanding warrants and options issued and outstanding.

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

(3) Results of Operations, Liquidity and Capital Resources

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

                   PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   On or about January 29, 2001, the Company announced that it entered into a Letter of Intent with respect to the acquisition of SE Global Equities Company, Ltd., a Cayman Island corporation. The Letter of Intent is non-binding, and closing of the proposed transaction is subject to a number of conditions. SE Global is a financial services Internet portal which allows investors access to international financial institutions and information on international financial markets.

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits - None
   Reports on Form 8-K - None

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FUTURE TECHNOLOGIES, INC.



January 31, 2001                     /s/ Craig Laughlin.
                                 President, Director and
                                Chief Accounting Officer