Form 10QSB
period 2001-03-31
FUTURE TECHNOLOGIES INC
filed 2001-05-15
CIK 1088005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

Commission file number  000-26347

SE Global Equities Corp. (Exact name of small business issuer as specified in its charter)
Minnesota (State or other jurisdiction of incorporation or organization)	41-0985135 (I.R.S. Employer Identification No.)
Suite 1200, 777 West Broadway Avenue, Vancouver, British Columbia, Canada V5Z 4J7 (Address of principal executive offices)
(604) 871-9909 (Issuer's telephone number)
Future Technologies, Inc. (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.      Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

14,371,029 common shares outstanding as of May 1, 2001

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
SE Global Equities Corp.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2001 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: May 15, 2001

/s/ signed
Director of SE Global Equities Corp.

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)

INTERIM CONSOLIDATED Financial Statements

MARCH 31, 2001

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
CONSOLIDATED BALANCE SHEETS
	March 31, 2001	December 31, 2000
	(Unaudited)

ASSETS

CURRENT
Cash and short-term investments	$1,194,876	$1,447,545
Prepaid expenses and deposits	15,259	18,679

	1,210,135	1,466,224

FIXED ASSETS (Note 4)	216,444	251,299
RESTRICTED CASH (Note 5)	313,282	308,901
GOODWILL (Note 3)	181,761	-

	$1,921,622 ========	$2,026,024 ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
Accounts payable	$32,343	$23,843
Current portion of lease obligation	96,098	93,540

	128,441	117,383

LEASE OBLIGATION (Note 5)	122,527	147,532
DUE TO RELATED COMPANY (Note 7)	515,056	1,517,279

	766,024	1,782,194

COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' EQUITY
Capital stock (Note 6)
Authorized:
45,000,000 common shares with $0.01par value
Issued and outstanding: 1,371,029 (2000 - 1,497,085) shares	143,710	1
Additional paid-in capital	3,805,457	-
Common share subscriptions	-	2,418,086
Deficit accumulated during development stage	(2,790,654)	(2,170,942)
Accumulated other comprehensive income (loss)	(2,915)	(2,915)

	1,155,598	244,230

	$1,921,622 ========	$2,026,424 ========

The accompanying notes are an integral part of these consolidated financial statements

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months ended March 31, 2001	Three Months ended March 31, 2000	October 13, 1999 (inception) to March 31, 2001
			(Note 1)

EXPENSES
Depreciation and amortization	$37,935	$-	$165,737
Consulting	91,584	87,050	724,367
General and administrative	420,642	120,153	1,171,532
Website development costs	81,764	123,006	796,580

LOSS BEFORE THE FOLLOWING	(631,925)	(330,209)	(2,858,216)

OTHER (EXPENSE) INCOME
Interest income	19,107	545	88,985
Interest on leases	(6,894)	-	(21,423)

NET LOSS FOR THE PERIOD	$(619,712) ========	$(329,664) ========	$(2,790,654) =========

BASIC NET LOSS PER SHARE	$(0.05) =====	$(0.03) =====

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	13,522,681 ========	12,873,944 ========

The accompanying notes are an integral part of these consolidated financial statements

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months ended March 31, 2001	Three Months ended March 31, 2000	October 13, 1999 (inception) to March 31, 2001 (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES	$(619,712)	$(329,664)	$(2,790,654)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation and amortization	37,935	-	165,737
- accrued interest on restricted cash	(4,381)	-	(13,282)
- non-cash general and administrative expenses	-	-	8,839
- prepaid expenses	3,420	-	(6,419)
- accounts payable	8,500	-	32,343

CASH USED IN OPERATING ACTIVITIES	(574,238)	(329,664)	(2,603,436)

CASH FLOWS FROM INVESTING ACTIVITIES
- acquisition of fixed assets	-	(47,829)	(103,086)
- cash acquired on reverse merger (Note 3)	100	-	100

CASH USED IN INVESTING ACTIVITIES	100	(47,829)	(102,986)

CASH FLOWS FROM FINANCING ACTIVITIES
- restricted cash	-	-	(300,000)
- lease obligation repayments	(22,447)	-	(75,069)
- advances from related company	343,916	614,039	1,861,195
- proceeds from issue of common shares	-	-	1
- share subscriptions received	-	-	2,418,086

CASH FLOWS FROM FINANCING ACTIVITIES	321,469	614,039	3,904,213

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	(2,915)

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(252,669)	236,546	1,194,876

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,447,545		-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,194,876 ========	$247,675 =======	$1,194,876 ========

Significant non-cash activities: Refer to Notes 3 and 6.

The accompanying notes are an integral part of these consolidated financial statements

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Effective February 21, 2001, Future Technologies, Inc. ("FTUT" or "the Company") issued 12,873,944 shares of restricted common stock to the shareholders of SE Global Equities Inc. ("SEG Cayman"), a Cayman Islands corporation, in exchange for all of the issued and outstanding shares of SEG Cayman. In connection with this transaction, the Company changed its name to SE Global Equities Corp. ("SEG Equities") effective April 20, 2001. Prior to this transaction, SEG Cayman was a majority owned subsidiary of Capital Alliance Group Inc. ("CAG"), a publicly traded British Columbia corporation listed on the CDNX.

The acquisition has been accounted for as a reverse merger with SEG Cayman being treated as the accounting parent and SEG Equities, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of SEG Cayman for all periods shown and those of the Company since the date of the reverse merger. The results of SEG Cayman include those of its wholly-owned subsidiary, SE Global Equities Company Limited ("SEGHK") a company incorporated October 13, 1999 under the laws of Hong Kong as a wholly-owned subsidiary of CAG and subsequently acquired from CAG by SEG Cayman. This transaction did not result in a change in control of SEGHK and therefore the consolidated results of SEG Cayman are deemed to be a continuation of those of SEGHK. SEG Cayman is a development stage company with an effective inception of October 13, 1999. The comparative balance sheet as at December 31, 2001 is that of SEG Cayman.

SEGHK has created an Internet financial centre for exploring worldwide investments through an established global alliance network of brokers and information providers. SEGHK has incurred substantial losses in developing its business and further losses are anticipated before its business becomes fully operational.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses since inception and further losses are anticipated before the Company reaches a commercial stage raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, and ultimately to attain profitable operations.

As a result of the reverse merger, SEG Equities has adopted SEG Cayman's year end of December 31, 2000. Accordingly these interim consolidated financial statements ended March 31, 2001 represent the Company's first quarter results for 2001.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

In addition, these interim consolidated financial statements should be read in conjunction with the Company's filings on Forms 8-K and 8-K/A dated February 21, 2001.

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries SEG Cayman and SEGHK as described in Note 1. All significant intercompany balances and transactions have been eliminated on consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the periods that the financial statements are prepared. Actual amounts could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents consists of cash on deposit and highly liquid short-term interest bearing securities with maturities at the date of purchase of three months or less.

Fixed assets

Fixed assets are recorded at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets:

Computer equipment	36 months straight-line
Computer software	24 months straight-line
Office equipment	36 months straight-line
Leasehold improvements	36 months straight-line

Website Development Costs

The Company accounts for website development costs in accordance with EITF 00-02 whereby preliminary website development costs are expensed as incurred. Upon achieving technical and financial viability and ensuring adequate resources to complete development, the Company capitalizes all direct costs relating to the website development. Ongoing costs for maintenance and enhancement are expensed as incurred. Capitalized costs will be amortized on a straight-line basis over five years commencing upon substantial completion and commercialization of the website. To date the Company has not capitalized website development costs as they do not meet the general criteria for capitalization.

Goodwill

The company records goodwill at cost less accumulated amortization taken on a straight-line basis over five years. Management reviews the value of goodwill regularly to determine if an impairment has occurred at which time an impairment provision will be recorded.

Financial instruments

Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in fair value of a financial asset is other than temporary, the financial asset is written down to its fair value.

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Income taxes

The Company follows the liability method of accounting for income taxes whereby future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

Foreign currency transactions

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Net Loss per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Comprehensive income

Comprehensive income (loss) is defined as the change in equity from transactions, events and circumstances, other than those resulting from investments by owners and distributions to owners. Comprehensive income (loss) to date consists only of the net loss resulting from translation of the foreign currency financial statements of SEGHK.

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(unaudited)

NOTE 3 - ACQUISITION

Effective February 21, 2001, SEG Equities (formerly FTUT) acquired 100 % of the issued and outstanding shares of SEG Cayman in exchange for 12,873,944 shares of restricted common stock of SEG Equities. As a result of this transaction, the former shareholders of SEG Cayman own 89.6% of the 14,371,029 total issued and outstanding shares of SEG Equities, of which CAG owns 84.0%.

This acquisition has been accounted for as a reverse merger whereby the purchase method of accounting has been used with SEG Cayman being treated as the accounting parent (acquirer) and SEG Equities being treated as the accounting subsidiary (acquiree). The goodwill resulting from this acquisition will be amortized on a straight-line basis over 60 months.

The purchase price has been allocated as follows:

Assets acquired at fair value:
Current assets - cash	$ 100
Goodwill	184,841
184,941
Liabilities acquired at fair value:	-
Purchase price	$ 184,941

These consolidated financial statements include the results of operations of SEG Cayman since October 13, 1999 (inception) and the results of operations of SEG Equities since the date of the reverse merger on February 21, 2001. FTUT had no material operations for the period from November 1, 2000 to February 21, 2001 (acquisition).

For the period from October 13, 1999 (inception) to February 21, 2001 (acquisition) the weighted average number of common shares outstanding is deemed to be 12,873,944 being the number of shares issued by SEG Equities in connection with the acquisition of SEG Cayman.

For the period ended March 31, 2001goodwill amortization of $3,080 has been recorded.

NOTE 4 - FIXED ASSETS

March 31, 2001	December 31, 2000

Computer equipment	$228,363	$228,363
Computer software	78,323	78,323
Office equipment	22,919	22,919
Leasehold improvements	49,496	49,496

	379,101	379,101
Less: accumulated depreciation and amortization	(162,657)	(127,802)

	$216,444 =======	$251,299 =======

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(unaudited)

NOTE 4 - FIXED ASSETS (cont'd)

As at March 31, 2001, computer equipment and software includes $276,015 of equipment held under capital lease by SEGHK. Accumulated depreciation of leased equipment at March 31, 2001 is $110,603. Leasehold improvements are amortized to operations over the lease term.

NOTE 5 - CAPITAL LEASE OBLIGATION

SEGHK entered into a Master Lease Agreement with GE Capital (Hong Kong) Limited dated June 30, 2000. Under the terms of the agreement, GE Capital agreed to finance the acquisition of computer equipment and software for $293,694. As security for the lease agreement GE Capital required that SEGHK deposit $300,000 with GE Capital, which renews every three months and earns interest at approximately 5% per annum. These funds will remain on deposit until the expiration of the lease, June 1, 2003.

Future minimum annual lease payments relating to assets held under capital leases are as follows:

	March 31, 2000	December 31, 2000

For the period ended December 31, 2001	86,337	$ 115,116
For the year ended December 31, 2002	115,116	115,116
For the year ended December 31, 2003	47,965	47,965

Total minimum lease payments	249,418	278,197
Amount representing interest	(30,793)	(37,125)

Present value of minimum lease payments	$218,625 =======	$241,072 =======

NOTE 6 - CAPITAL STOCK

During the quarter ended March 31, 2001, changes in share capital were as follows:

	Number	Amount	Additional Paid in Capital	Total
Balance December 31, 2000
As previously reported by FTUT	1,497,085	$14,971	$56,740	$71,711

Reverse merger adjustment to capital stock	-	-	3,692,515	3,692,515

	1,497,085	14,971	3,749,255	3,764,226

Issued to effect acquisition of SEG Cayman	12,873,944	128,739	56,202	184,941

Balance, March 31, 2001	14,371,029 ========	$`143,710 =======	$3,805,457 ========	$3,949,167 ========

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(unaudited)

NOTE 6 - CAPITAL STOCK (cont'd)

Effective January 29, 2001 SEG Cayman issued 277,692,306 shares of its common stock in settlement of advances from CAG totalling $1,346,139 and issued 18,408,422 shares of its common stock on subscriptions received prior to December 31, 2000 totalling $2,418,086. These shares were acquired in connection with the reverse merger (Refer to Note 3).

Stock-based compensation

Effective February 22, 2001, the Company adopted a Non-Qualifying Stock Option Plan allowing for the awarding of options to acquire shares of the Company's common stock. These options may be awarded to employees, officers and directors of the Company. The maximum number of shares issuable under this plan shall not exceed 20% of the issued and outstanding shares of the Company's common stock. The exercise price and term of the options are determined by the Board of Directors at such time as the options are awarded. Options awarded under this plan vest to the holder as follows: 30% six months following the award date; 40% twelve months following the award date and 30% eighteen months following the award date.

During the quarter, the Company awarded a total of 1,275,000 options to certain employees, officers and directors of the Company and certain of its subsidiaries. These options are exercisable for a period of 5 years from the award date at an exercise price of $2.00 per share and are subject to the vesting conditions as described above. As at March 31, 2001 no options awarded under this plan have vested.

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123. In accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option pricing model.

No compensation expense has been recorded under the provisions of APB 25 as the exercise price of the options awarded approximate the market price of the Company's common shares as at the date of the award.

No additional compensation expense will be disclosed upon vesting of the options in accordance with the provisions of SFAS 123. In applying the Black-Scholes option pricing model, no additional compensation expense resulted as the Company determined an expected volatility of 0%. This was determined on the basis that the options were granted concurrent with the completion of the reverse merger and as such no relevant historic market volatility had yet been established in the trading of shares of the Company's common stock.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2001, general and administrative expenses totalling $95,165 were paid by SEGHK to Irix Design Group Inc., a private company controlled by CAG. During the same period management fees of $15,000 were incurred to a director of SEG Cayman. As at March 31, 2001, $25,500 in accrued management fees remain unpaid to this director.

During the quarter CAG, the controlling shareholder of the Company, made net cash advances to SEG Cayman of $100,000 and paid or incurred expenses on behalf of SEG Cayman of $243,916. As at March 31, 2001 $515,056 is due to CAG and is presently non-interest bearing and has no specific terms of repayment.

Refer to Note 6.

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Interest rate risk exposure

The Company has limited exposure to any fluctuation in interest rates.

Foreign exchange risk

The Company is subject to foreign exchange risk for sales and purchases denominated in foreign currencies. Foreign currency risk arises form the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. The Company does not actively manage this risk.

Fair values of financial instruments

The Company's financial instruments include cash and cash equivalents, accounts payable and capital lease obligations. The fair values of these financial instruments approximate their carrying values. The fair value of the Company's capital leases are estimated based on market value of financial instruments with similar terms. Management believes that the fair value of the debt approximates its carrying value.

Commitments

Effective March 1, 2000, SEGHK occupies its current premises on a 36 month lease requiring monthly payments of $10,375. SEGHK incurred a total of $24,546 of rent expense for the quarter ended March 31, 2001.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our", and "SE Global" mean SE Global Equities Corp. and our subsidiaries, unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

General

We were formed in Minnesota on June 20, 1972 under the name "Land Corporation of America, Inc.". We changed our name to "SE Global Equities Corp." on April 20, 2001. We were inactive until the acquisition of 100% of the issued and outstanding shares of SE Global Equities Inc. (a company incorporated in the Cayman Islands on October 30, 2000). The acquisition of all the issued and outstanding shares of SE Global Equities Inc. was completed on February 21, 2001 by a share exchange reorganization whereby we acquired shares of SE Global Equities Inc. in exchange for issuing 12,873,944 of our shares. The stockholders of SE Global Equities Inc. controlled approximately 89.6% of SE Global immediately after the share exchange and accordingly, the acquisition has been treated like a reverse acquisition. As a result of the acquisition being treated as a reverse acquisition for accounting purposes, SE Global has adopted the fiscal year of the "accounting acquirer", SE Global Equities Inc., of December 31. As a result of the share exchange with SE Global Equities Inc., SE Global now carries on business through its wholly-owned subsidiary SE Global Equities Inc., which maintains its business office at Suite 1200, 777 West Broadway, Vancouver, British Columbia, Canada V5Z 4J7.

Cash Requirements

We currently expend approximately $200,000 per month to operate our business. Areas of significant expenditure include marketing and advertising, salaries and benefits, consulting fees, news and data feeds, and web site development costs. As at March 31, 2001, we had approximately $1.2 million of cash on hand. We are also funded by our majority shareholder, Capital Alliance Group Inc. At the present time, we do not generate any significant revenues. We intend to meet our cash requirements through the sale of our equity securities, proceeds received from the exercise of outstanding options, continued financing from our majority shareholder, Capital Alliance Group, and by obtaining debt financing. Our company plans to reduce expenditures on salaries and benefits, consulting fees and web site development. The targeted amount is a reduction of $25,000 per month to $50,000 per month.

We expect that our monthly burn rate will decrease when we begin to generate revenues. Revenues are expected to be generated internally and through acquisitions beginning in the second quarter of fiscal 2001.

To achieve our goals and objectives for the next 12 months, we plan to raise additional capital through private placements of our equity securities. We would like to raise a minimum of $500,000 subject to the equity market conditions. If the equity markets improve dramatically over the next 12 months then we would like to raise $3 million. Funds from any equity financing would be used for marketing and advertising of our branded direct access stock-trading software, strategic acquisition of existing businesses that complement our market niche, and general working capital purposes.

In particular, we intend to acquire two US based broker-dealers with existing revenues and cash flow. These two acquisitions will cost $350,000 to $450,000 and accordingly we require $500,000 to acquire the broker-dealer businesses. If we raise $3 million then this will provide sufficient funds for corporate overhead, more strategic acquisitions to build our company internationally, and implement an aggressive marketing and advertising campaign for the stock-trading software.

Plan of Operation

On March 12, 2001, we acquired and announced the international distribution rights to a non browser-based direct access stock-trading platform, branded "SE Global Trade". Over the next 12 months, we will concentrate on marketing this product internationally to the active stock-trader segment. The planned acquisition of the two US broker-dealers will provide us with existing revenues and cash flow stream. It will enable us to process higher volumes of stock-trading activities from US channels and international channels.

Research and Development

We do not anticipate incurring any significant expenditures on research and development for the next 12 months.

Marketing

The international active stock-trader segment is the key market segment that we will focus upon. In particular, our company's marketing strategy is to market the direct access stock-trading software through the following channels:

- a global network of brokerage firms with whom we have strategic marketing alliances,

- joint venture and business-to-business alliances with web sites and financial services providers,

- international agent representatives, and

- direct marketing to users through the Internet, print and multimedia.

Initially, we will concentrate our marketing resources on our relationships with brokerage firms within our international network. Through our company's business development team, marketing efforts will be dedicated to generating agreements with these brokerage firms who will direct clients to SE Global Trade. As this network grows, we anticipate that the brokerage firms will continue to be responsible for the majority of direct marketing costs.

Additionally, we will continue to pursue and develop targeted marketing efforts through Internet marketing, targeted advertising, sponsorships, co-branding, trade shows, corporate videos, public relations and the development of collateral marketing materials. Together, these marketing elements are intended to attract software users, build market awareness, educate the investing public and develop brand name recognition.

While marketing and user acquisitions costs are minimized through leveraging the brand recognition and reputation of our global network of brokerage firms, we will incur marketing costs through business development and direct marketing efforts. The cost of these marketing efforts over the next 12 months is anticipated to be $150,000.

Personnel

We currently have 13 employees and two independent consultants. Of the 13 employees, one is the CEO, one is the CFO, one is in corporate development, three are in business development and marketing, one is in international operations, one is in research, one is in investor relations, two are in corporate administration, and two are in technical support. Of the two independent consultants, one is in technical support and marketing, and one is in corporate administration and marketing. We will add employees and independent consultants through strategic acquisitions of complementing businesses over the next 12 months.

Purchase or Sale of Equipment

We do not anticipate any significant purchase or sale of equipment for the next 12 months.

Factors That May Affect the Company's Future Results

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating SE Global and its business before purchasing shares of common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The trading price of the shares of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

RISK FACTORS

Risks Related to Our Business

We have a limited operating history which makes predicting our future operating results difficult and uncertain.

We began offering online direct access trading services in March 2001. As a result, we have a limited operating history upon which you can evaluate us and our prospects. Our limited operating history makes predicting our future operating results difficult. We have incurred an operating and net loss in each fiscal year since our founding and may continue to incur losses if our operating expenses increase more quickly than our revenues. Our ability to achieve profitability in the future will depend upon our ability to expand our brand awareness and customer base, increase our global market presence and enhance and maintain our proprietary technology. To achieve these goals, we will need to increase spending on marketing, technology, product development and other operating costs. To the extent that revenues do not increase as a result of this increased spending, we may not be able to achieve profitability in the future. If we do achieve profitability, we may not be able to sustain it. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2000 and 1999 consolidated financial statements. To the extent that such expenses are not timely followed by increased revenues, our business, results of operations, financial conditions and prospects would be materially adversely affected.

We have had negative cash flows from operations and may not be able to secure additional financing if we need it in the future.

To date, we have had negative cash flows from operations and have depended on sales of our securities to meet our cash requirements. We may need to raise additional funds to:

- support our planned rapid growth,

- develop new or enhanced services and technologies,

- increase our marketing efforts,

- acquire complementary businesses or technologies,

- respond to regulatory requirements, and

- respond to competitive pressures or unanticipated requirements.

We may not be able to obtain additional financing on acceptable terms when we need it. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business and growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions or compete effectively.

We may not be able to develop and increase public recognition of our SE Global and SE Global Trade brands.

We believe that establishing and maintaining favorable consumer perception of our branded direct access trading software is critical to attracting and expanding our Internet customer base and alliances with financial institutions in key international markets. The importance of developing our brand will increase due to the growing number of Internet and financial services available to consumers. To build our brand, we must succeed in our marketing efforts, provide high-quality services and products, increase the number of visitors to our web site and continue to receive high ratings from leading financial and technology publications. If we do not accomplish each of these goals, our reputation could be harmed, and we may not be able to attract and retain customers and international partners.

We rely entirely on Allen Douglas Direct and Penson Financial Services to process and clear orders placed through our SE Global Trade or SEG Lite branded software and any failure by either of these parties could damage our reputation and adversely affect our business.

All orders for U.S. securities placed through our SE Global Trade or SEG Lite branded software are processed through the U.S. registered broker, Allen Douglas Direct Inc., who holds SE Global Trade member accounts in trust. To clear trades, Allen Douglas Direct uses the clearing firm Penson Financial Services Inc. (Member NASD*SIPC)- a division of Service Asset Management Company. All U.S. registered broker dealers are required to become members of the Securities Investor Protection Corporation. This membership provides for $500,000 in coverage per customer (with a $100,000 cash limit). However, in order to ensure members are well protected, Penson Financial Services has purchased $24,500,000 in additional supplemental securities protection per account. This coverage protects all accounts in the event of the failure of the brokerage or clearing firm.

If Penson Financial Services fails to accurately clear our customers' trades in a timely manner, our business would be harmed. We have or will have no control over the operations of Allen Douglas Direct or Penson Financial Services. If Penson Financial Services or such other clearing firm improperly handles the funds and securities of our customers, we may be subject to claims by customers who are financially harmed. Further, if our customers' trades are not cleared accurately and in a timely manner, our reputation may be harmed and demand for our services may decrease.

We may not be able to manage our growth effectively or budget adequately for costs associated with our growth.

Our growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources and systems. To manage our growth successfully we must continue to expand and improve our operational, information management and financial systems and controls on a timely basis. Our current senior management has limited experience managing a rapidly growing enterprise and may not be able to manage effectively our growth. We may not budget adequately for the costs associated with our continued growth, which could adversely affect our ability to offer and expand our online financial services.

We may not be able to hire and retain additional qualified personnel to support our growth.

To continue our growth, we will need to recruit additional high-level management personnel, including persons with marketing, financial and information technology experience. In addition, we must hire, train and retain a significant number of other skilled personnel, including persons with experience in the Internet, computer and brokerage industries. Because of the recent substantial growth in these industries, we have encountered intense competition for these personnel. Our success also depends on our ability to attract and retain additional qualified senior and middle managers and customer service representatives. We may not be able to find or keep additional suitable senior and middle managers, licensed brokers, clearing personnel, customer service representatives or technical personnel in the future.

Our operations may be disrupted by technological problems.

Our systems could be overwhelmed by heavy trading or could fail. We receive and process the overwhelming majority of our trade orders through the Internet. Heavy trading volumes could cause significant backlogs and delays in order execution or could cause our systems to fail. We may not be able to expand and upgrade our technology, transaction processing systems and network hardware and software to accommodate increased trading by our customers on a timely basis. Also, our systems, and those of the third parties on which we depend, may not operate properly in the event of:

- a hardware or software error, failure or crash,

- a power or telecommunications failure,

- human error, or

- a fire, flood or other natural disaster.

Our systems may be more likely to suffer problems while we implement upgrades to our network hardware and software. For example, other online brokerage firms have experienced systems interruptions due to undetected errors in upgraded software introduced to their networks. Additionally, our computer systems and those of the third parties on which we depend may be vulnerable to damage or interruption due to sabotage, computer viruses or other criminal activities or security breaches. For example, there have been recent incidents in which individuals have caused several hours of service interruption on major electronic commerce web sites by flooding networks with a steady stream of data.

The computer servers which house the direct access trading software which we license are housed at UUNET's Super Point of Presence data center located in Richardson, Texas. Although the facility is one of six in the United States that have enough backup power supply to last three full days in the event of a national disaster, any systems slowdowns or failures that disrupt our operations at this facility would impair our ability to execute our customers' orders. In addition, we depend upon computer systems operated by third parties to consummate and settle customer trades and to maintain customer accounts. If the systems of these third parties slow down significantly or fail even for a short time, our customers would suffer delays in trading. Any delays could be of particular concern for customers when there is significant stock price volatility. These delays could damage our reputation, result in the filing of formal complaints with, and the initiation of inquiries or proceedings by, industry regulatory organizations, cause customers to close their accounts with us and cause customers to incur substantial losses. We could be subject to claims or litigation with respect to these losses. For example, some of our competitors have been served with customer lawsuits after outages prevented customers from trading. Our property and business interruption insurance may not adequately compensate us for all losses we may incur.

We may lose customers if we encounter problems with Internet connections.

We depend on content providers to provide us with data feeds on a timely basis. Our web site could experience interruptions in service due to a failure or delay in the transmission or receipt of this information. These interruptions could prevent our customers from accessing updated market information that they need to make quick investment decisions. In addition, our customers depend on Internet service providers, online service providers and other web site operators for access to our web site. Some of them have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of events could cause customers to perceive our web site as not functioning properly and therefore cause them to use traditional brokerage firms or other online brokerage firms to trade securities.

Our current services may become obsolete and unmarketable if we are not able to respond adequately to rapidly changing technology and customer demands.

Our industry is characterized by rapid changes in technology and customer demands. As a result, our current services may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new services and enhance our current services on a timely and cost-effective basis. Further, our services must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new services or enhanced versions of existing services. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new services may not be favorably received.

We may not be successful in pursuing new business opportunities, and we may not be able to compete successfully in any new business areas.

To date, our business activities have been limited almost entirely to providing direct access trading software and related market information. However, our growth may depend in part on our strategy of providing other online financial services, including banking, consumer credit, home mortgage brokerage services, insurance and merchandise payment, as well as the online distribution of securities in public offerings led by established investment banking firms. We may need to enter into acquisitions, joint ventures or other alliances to offer these additional financial services. We may not be able to identify suitable acquisition or partnership opportunities or enter into and maintain these arrangements on favorable economic terms. Further, we have no experience in providing these additional online financial services. If we enter new areas outside of our current business, we may be subject to additional regulatory and other requirements. We may not be successful in pursuing new business opportunities, and we may not be able to compete successfully in any new business areas.

Our growth could be impaired if we are not able to develop and maintain the relationships we need to implement our international strategy.

Our growth will depend, in large part, on the success of our international strategy. We have limited experience in providing our online direct access trading services internationally, and we will depend on financial institutions and brokerages in international markets to help us build our international operations. We depend upon each of our international partners to provide marketing expertise and a base of existing customers. If we are unable to develop and maintain these relationships or develop additional relationships in other countries, our ability to penetrate, and compete successfully in, foreign markets would be materially adversely affected. To implement fully our international strategy, we will need to expand our current relationships with international partners. These partners may not agree to expand these relationships.

We may be subject to liability if we fail to comply with applicable foreign regulatory requirements; there is uncertainty regarding these requirements.

We currently provide our services to customers in many countries around the world and intend to expand overseas activities significantly in the coming year. We must comply with the regulatory controls of each specific country in which we conduct business, including the countries where we have international alliances. We have not investigated whether our activities violate the local laws and regulations of many of the countries whose residents buy and sell securities through our direct access trading software and, therefore, the risks associated with our activities in these countries are unclear. The growth of conducting international business over the Internet has raised various legal issues regarding, among other things, the circumstances in which other countries have the right to regulate Internet services that are available to their citizens from service providers located elsewhere. Because the online brokerage industry is new, the international regulatory environment is evolving and, in some cases, unclear. If we fail to comply with foreign laws or regulatory requirements, we may be subject to civil and criminal liabilities. We could be subject to increased legal and administration burdens, regulatory requirements and expenses when we expand to allow trading by customers in international markets outside their home jurisdictions. Regulations may limit our ability to allow trading by U.S. customers in international markets.

Our growth could be impaired if we do not successfully handle other risks associated with international business.

There are risks inherent in doing business in international markets, particularly in the heavily regulated brokerage industry, including:

- less-developed technological infrastructures, resulting in lower customer acceptance of, or access to, electronic channels,

- less-developed automation in exchanges, depositories and clearing houses and systems,

- fluctuations in currency exchange rates,

- difficulties in staffing and managing foreign operations,

- changes in regulatory requirements, tariffs and other trade barriers,

- potentially adverse tax consequences, and

- inadequate protection for intellectual property rights.

One or more of these factors may make it difficult for us to implement fully our business strategies, may materially adversely affect our current or future international operations and may cause the volume of transactions by international customers to be less than we anticipate.

If we are unable to provide our customers with critical market information because we fail to maintain our relationships with third-party providers of this content, our reputation could be harmed and we could lose customers.

We rely on third-party content providers, including Dow Jones, Reuters, Sun Microsystems, Excel Technology, VeriSign, and Finet Online, to provide us with all of the financial information, market news, charts, stock quotes, research reports and other fundamental data that we offer to our customers. We may be unable to maintain these existing relationships. If we lose any of these relationships, we will need to find other content providers that can provide similar information on commercially reasonable terms and to integrate their information into our web site. During this potentially time-consuming process, our customers could be unable to access critical market information on our web site. If we are unable to provide our customers with fundamental market and financial data for any extended amount of time, our reputation could be harmed and we could lose customers.

We could be subject to legal claims and our business could be harmed if there are breaches of our security or misappropriation of our customers' personal information.

Our computer systems may be vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems. A person who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. If a person is able to penetrate our network security or misappropriate our customers' personal financial or trading account information, we could be liable for unauthorized trades, impersonation or similar fraud claims. We could also be subject to claims for other misuses of personal information, such as for unauthorized marketing purposes. Any security breach or misappropriation of customer information could damage our reputation and materially adversely affect our business, financial condition and operating results. General concerns over the security of Internet transactions and the privacy of users could also inhibit the use of the Internet as a means of conducting commercial transactions, such as securities trades.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time consuming and costly.

Our success and ability to compete depend to a significant degree on the proprietary software and other technology reflected in the proprietary software which we license. If any of our competitors copies or otherwise gains access to the proprietary technology or develops similar software independently, we would not be able to compete as effectively. We also consider our service marks, particularly our family of "SE Global" marks and related design marks, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we, and Direct Access, takes to protect the proprietary technology and other intellectual property rights, which presently are based upon a combination of confidentiality agreements and copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. For example, companies have recently brought claims that allege infringement of patent rights relating to methods of doing business over the Internet. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our web site or other of our technologies.

Our growth may be impaired and our current business may suffer if we do not successfully address risks associated with acquisitions.

Our growth may depend in part upon our ability to acquire successfully other companies or technologies. We may encounter problems associated with acquisitions. We have never completed an acquisition and may be vulnerable to the following risks:

- difficulties in integrating acquired operations, technologies, services and personnel with our existing operations and personnel,

- difficulties in meeting operating expectations for acquired businesses, services and technologies,

- failure to obtain required regulatory approvals; disruption of our ongoing business,

- errors or missed opportunities resulting from inexperience in new business areas,

- diversion of management's attention from other business concerns; adverse impact on earnings of amortization or write-offs of acquired goodwill and other intangible assets; issuances of equity securities, which may be dilutive to existing stockholders, to pay for acquisitions, and

- potential loss of key employees and/or customers of acquired companies.

If we fail to comply with any applicable regulatory requirements, our business activities could be limited or prohibited.

SE Global is not a securities dealer in its own right and has not sought such registration as a broker-dealer. All trade execution and support services are provided by the alliance brokers in compliance with local regulatory requirements. Our business operations may be subject to the stringent rules of the SEC, the NASD and various other regulatory agencies. If we fail to comply with any such regulatory requirements, then any one of these regulatory agencies may take administrative or legal action to limit or prohibit us from doing business and other regulatory bodies could suspend or expel us or impose limitations on our business activities. As a result, we could ultimately be required to cease or discontinue expansion of business activities or to liquidate our business.

We may be subject to legal claims in connection with the content we distribute.

We face potential indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement, violation of the securities laws and other claims based upon the third-party content that we distribute online. For example, by distributing negative investment research information, we may find ourselves subject to defamation claims regardless of the merits of these claims. Computer failures may also result in our widely publishing and distributing incorrect data. In these and other instances, we may be required to engage in protracted and expensive litigation, which would divert our management's attention and require us to expend significant financial resources. Our general liability insurance may not necessarily cover any of these claims or may not be adequate to protect us against all liability that may be imposed. Any claims or resulting litigation could have a material adverse affect on our business, financial condition and results of operations.

Employee or customer misconduct could harm us and is difficult to detect and deter.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. Our employees could present unacceptable risks or hide from us unauthorized or unsuccessful activities. This misconduct could cause unknown and unmanaged risks or losses. Our employees could also make improper use of confidential information, which could result in regulatory sanctions and harm to our reputation. In addition, we are exposed to potential losses resulting from fraud and other misconduct by our customers, including fraudulent Internet trading, which could involve fraudulent access to legitimate customer accounts or the use of a false identity to open an account, or the use of forged or counterfeit checks for payment. The precautions we take to prevent and detect employee and customer misconduct may not effectively deter these activities. If we do not prevent or detect these activities, we may incur losses that we are not able to recover.

The loss of members of our senior management could adversely affect our business.

We believe that our ability to implement successfully our business strategy and to operate profitably depends on the continued employment of our senior management team, led by Toby Chu, our President and CEO.

We do not maintain key man life insurance for any of our directors, officers or other key personnel. If we lose the services of one or more members of our management, our business, financial condition and results of operations may be materially adversely affected.

Indemnification of Directors, Officers and Others

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Risks Related to Our Industry

If the use of the Internet does not continue to grow or its growth cannot be supported by its infrastructure, the growth in usage of our online services could be impaired.

Our market is new and rapidly evolving. Our business will be adversely affected if Internet usage does not continue to grow. Use of the Internet may be inhibited by a number of factors, including:

- inadequate network infrastructure,

- security concerns.

- inconsistent quality of services, and

- lack of cost-effective, high-speed service.

If Internet usage continues to grow, the Internet infrastructure may be unable to support the demands placed on it by this growth. The Internet's performance and reliability may decline. In addition, web sites have experienced interruptions as a result of outages and other delays occurring throughout the Internet infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as usage of our web site and online brokerage services, could grow more slowly or decline.

If the use of online brokerage services is not readily accepted, the growth in usage of our online services would be impaired.

Our online direct access trading services involve a new approach to securities trading. Individuals who have relied upon traditional means of commerce in the past may not accept, or may be slow in accepting, this new and very different method of conducting business. For example, investors who trade with more traditional brokerage firms, or even discount brokers, may be reluctant to trade securities over the Internet. Also, concerns and adverse publicity about security and privacy on the Internet or systems failures by us or other online brokerage firms could hinder the growth of online brokerage trading.

Intense competition in the online brokerage industry could impair our ability to grow and achieve profitability.

We may not be able to compete effectively with current or future competitors. The market for online brokerage services over the Internet is new, rapidly evolving and intensely competitive. We expect this competition to further intensify in the future. In the United States, we face direct competition from a growing number of other independent online brokerage firms, as well as traditional discount brokerage firms providing online and/or touch-tone telephone services. We are also encountering competition from established full commission brokerage firms, mutual fund sponsors and other financial organizations, some of which are actively expanding their online capabilities. In addition, we may face increased competition from commercial banks and other financial institutions, insurance companies and providers of online financial and information services, as these companies expand their product lines. We also face increasing competition in international markets, both from international competitors and U.S.-based brokerage firms that have established or acquired international operations or entered into partnerships with international brokerage firms. Many of our existing and potential competitors may:

- have longer operating histories and significantly greater financial, technical and marketing resources than we do,

- offer a wider range of services and financial products than we do, and

- have greater name recognition, larger customer bases and greater management depth and experience than we do.

This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, marketing campaigns, global expansion, alliances and other initiatives. Some of our competitors conduct more extensive promotional activities and offer lower prices to customers than we do, which could allow them to gain greater market share or prevent us from increasing our market share. In the future, we may need to decrease our prices if our competitors continue to lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. This is particularly true because of the substantial resources being devoted by our principal competitors to marketing and technology development efforts. Further, to the extent our competitors are able to attract and retain customers based on the convenience of one-stop shopping or because of international operations or arrangements, our business and ability to grow could be materially adversely affected. To be successful, we must establish and strengthen our brand awareness and effectively differentiate our online services from those of our competitors. We may therefore have to substantially increase marketing or technology expenditures in order to compete effectively.

The high volatility of the securities industry could adversely affect our revenues.

We expect that almost all our revenues will be generated from providing online trading software, financial information and services. We expect this business to continue to account for a substantial majority of our revenues in the near future. Therefore, we are directly affected by the same factors which affect the rest of the securities industry. These factors include economic and political conditions, broad trends in business and finance and changes in securities trading volumes and price levels. Each of these factors is beyond our control. The U.S. and international securities markets have fluctuated significantly in the past several years. A downturn in the U.S. securities markets would, and a downturn in international securities markets could, adversely affect our operating results. Recently, the market for technology and Internet-related stocks has been especially volatile. We believe an unusually large or extended downturn in this market could have a significant adverse effect on us because many of our customers invest in these types of stocks. In previous stock market declines, many firms in the securities industry suffered financial losses, and the level of individual investor trading activity temporarily decreased. In the future, any decrease in trading activity may not be temporary. In addition, customers using our software could suffer substantial losses in a market downturn and the customers may not trade to the same extent they traded before the downturn or at all. Declines in trading volume adversely affect our results of operations because our marketing fees, software licensing fees and order flow revenues are directly related to the number of trades that are processed. For these reasons, severe market fluctuations could have a material adverse effect on our business, financial condition and results of operations. Some of our competitors with greater financial resources and more diversified business lines might withstand a downturn in the securities industry better than we would.

We operate in a highly regulated industry and compliance failures could adversely affect our business.

Our business could be harmed if we fail to comply with U.S. securities and online brokerage industry regulations. As a participant in the U.S. securities industry, we are subject to extensive federal and state regulation and the regulation of various self-regulatory organizations. The rules, laws and regulations are strictly enforced by:

- state and federal criminal authorities,

- the SEC,

- the NASD,

- other self-regulatory organizations, including the various securities exchanges, and

- state securities commissions or agencies.

These laws, rules and regulations focus on the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. Because the online brokerage industry is a new and rapidly evolving industry, its regulatory environment may be particularly subject to changes. Further, the SEC and NASD are focusing significant attention on online trading due to the opportunity for abuse of federal securities laws and broker-dealer laws and the ease with which individual investors can quickly lose large sums of money. In recent years, various regulatory and enforcement agencies have been reviewing service and other issues, including systems capacity, customer access, best execution practices and advertising claims, as they relate to the online brokerage industry, including us. These reviews may result in enforcement actions or new regulations. If we fail to comply with the securities laws, rules or regulations, we could be suspended, censured or fined, receive a cease and desist order or have limitations imposed on our business activities. If we suffer any of these consequences, our business, financial condition and operating results could be materially adversely affected. In a worst-case situation, we could ultimately be required to liquidate our business. In addition, if we engage in underwriting activities in the future, we will be subject to various federal and state securities laws, rules and regulations regarding the process by which we sell and distribute securities to the public. If we fail to comply with these laws, rules and regulations, we could be subject to enforcement actions and civil claims which could be costly to defend and could damage our reputation. Our operations and profitability could also be directly affected by additional legislation, changes in rules promulgated by the SEC, the NASD, the Board of Governors of the Federal Reserve System, state regulators, the various securities exchanges and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules.

Our business could be harmed if new laws and government regulations relating to the Internet are adopted. Laws and regulations may be adopted in the future that address issues such as privacy, pricing, tax treatment, consumer protection standards and the characteristics and quality of online products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting certain types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. The Federal Communications Commission recently decided that a web user's telephone calls to gain access to the Internet are interstate communications and, thus, subject to regulation by the federal government. Increased regulation of the Internet could increase the cost of transmitting or using data over the Internet. A number of proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on online commerce. The three-year moratorium preventing state and local governments from taxing Internet access, taxing electronic commerce in multiple states and discriminating against electronic commerce is scheduled to expire on October 21, 2001. If the moratorium ends, state and local governments could impose these types of taxes or discriminate against electronic commerce. In addition, existing state and local laws that tax Internet-related matters were expressly excluded from this moratorium. These regulations and other attempts at regulating commerce over the Internet, could impair the viability of online commerce and the growth of our business.

Several states have proposed legislation that would limit the uses of personal information gathered using the Internet. The Federal Trade Commission and state and local authorities have been investigating Internet companies regarding their use of personal information. The European Union has enacted its own privacy regulations, which may result in limits on the collection and use of personal information gathered over the Internet that are more stringent than current Internet privacy standards in the United States. If these regulations were applied to us, we could be prevented from collecting data from users in European Union member countries and we could be subject to liability for use of information in contravention of the regulations. Other countries have adopted or may adopt similar legislation. Our privacy programs may not conform with laws or regulations of the United States or other countries that are adopted. In addition, changes to existing laws or the passage of new laws intended to address these issues could, among other things:

- create uncertainty in the marketplace that could reduce demand for our services,

- limit our ability to collect and use data from our users, or

- increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet or new interpretations of existing laws or regulations or violations of these laws or regulations could materially adversely affect our business, financial condition or operating results.

If we are unable to protect our Internet domain name, our efforts to increase public recognition of our brand may be impaired.

We currently hold the Internet domain names "seglobal.com", "seglobaltrade.com" and various other related names. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we intend to conduct business. This could impair our efforts to build brand recognition and to increase traffic to our web site. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

Risks Related to Our Common Stock

Capital Alliance Group Inc. can control matters requiring stockholder approval because they own a large percentage of our common stock and it may vote this common stock in a way with which you do not agree.

Capital Alliance Group, our parent, owns approximately 84% of our outstanding common stock. As a result, Capital Alliance has the ability to exercise a controlling influence over our business and corporate actions requiring stockholder approval, including the election of our directors, a sale of substantially all our assets, a merger with another entity or an amendment to our certificate of incorporation. This concentration of ownership could delay, defer or prevent a change of control and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock. Also, in the event of a sale of our business, Capital Alliance could elect to receive any control premium to the exclusion of other stockholders. Capital Alliance will also have the ability to nominate and elect our directors and executive officers even if our other stockholders believe other management would be better for us.

If the market price of our common stock fluctuates widely, you may not be able to sell your shares at or above the price at which you purchase them and, therefore, you may suffer a loss on your investment.

We believe the following factors could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares:

- actual or anticipated variations in our quarterly operating results,

- announcements of new services, products, acquisitions or strategic relationships by us or our competitors,

- announcements of system slowdowns or failures by us or our competitors,

- new regulations or interpretations of regulations applicable to our online activities,

- trends or conditions in the Internet industry,

- changes in accounting treatments or principles,

- changes in earnings estimates by securities analysts and in analyst recommendations,

- changes in market valuations of other Internet companies, and

- general political, economic and market conditions.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, could materially adversely affect the market price of our common stock. In addition, the market prices of equity securities of technology and Internet companies often fluctuate significantly for reasons unrelated to the operating performance of these companies. The trading prices of many technology and Internet companies have reached historical highs within the last year and have reflected relative valuations substantially above historical levels. During the same period, these companies' stocks have also been highly volatile and have recorded lows well below such historical highs. Our common stock may not trade at the same levels as other Internet stocks, and Internet stocks in general may not sustain their current market prices. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. If any securities litigation is initiated against us, we could incur substantial costs and our management's attention and resources could be diverted from our business.

Our stock price may decline if a large number of shares are sold or there is a perception that these sales may occur.

As of May 1, 2001, there were 14,371,029 shares of our common stock outstanding, of which approximately 84% are held by Capital Alliance. Capital Alliance may sell its shares in the public markets from time to time, subject to limitations imposed by federal securities laws. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by Capital Alliance or other stockholders in the market, or the perception that these sales could occur. These factors also could make it more difficult for us to raise funds through future offerings of our equity securities.

"Penny Stock" Rules May Restrict the Market for the Company's Shares

Our common shares are subject to rules promulgated by the SEC relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common shares and may affect the secondary market for our common shares. These rules could also hamper our ability to raise funds in the primary market for our common shares.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

On February 21, 2001, we issued to the shareholders of SE Global Equities Inc. an aggregate of 12,873,944 shares of our common stock in an "offshore transaction" relying on Section 4(2) and/or Regulation S of the Securities Act of 1933. The shares we issued in exchange for all of the issued and outstanding shares of SE Global Equities Inc. such that SE Global Equities Inc. became our wholly owned subsidiary.

On February 22, 2001, we granted to several officers, directors and employees an aggregate of 1,275,000 stock options in an "offshore transaction" relying on Section 4(2) and/or Regulation S of the Securities Act of 1933. The options are exercisable at $2.00 per share and vest as to 30% on August 22, 2001, 40% on February 22, 2002 and 30% on August 22, 2002.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held a special meeting of our shareholders on April 11, 2001 to obtain shareholder approval for a proposal to amend our articles of incorporation to change our company's name from "Future Technologies, Inc." to "SE Global Equities Corp.". We sent a Notice of Meeting and Information Statement on March 21, 2001. There were present in person or by proxy 12,073,578 common shares out of a total issued and outstanding of 14,371,029.

The shareholders approved the change in our company's name by 12,073,578 shares voted in favor of the proposal, no shares withheld and no shares voted against the proposal.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

We filed a Current Report on Form 8-K on March 1, 2001 which announced a change of control of our company which occurred on February 21, 2001, when we issued 12,873,944 shares of our common stock to the shareholders of SE Global Equities Inc. to acquire all the issued and outstanding shares of SE Global Equities Inc. We issued 12,073,578 of the 12,873,944 shares to Capital Alliance Group, Inc., which represents approximately 84% of the current issued and outstanding shares of our company. As part of this transaction, the principals of Capital Alliance and the principals of SE Global Equities Inc. appointed Toby Chu as the new President and CEO of our company. Mr. Chu was also appointed as a director along with Charles Chen, Prithep Sosothikul, Ken Lee, Sukanya Prachuabmoh and Dave Richardson.

Consolidated Financial Statements Filed as a Part of the Quarterly Report

Our consolidated financial statements include:

Balance Sheets

Statements of Changes in Stockholders' Equity

Statement of Operations

Statements of Cash Flows

Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

3.2 Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

3.3 Certificate of Amendment to Articles of Incorporation, dated April 11, 2000

(10) Material Contracts

10.1 Form of Investment Letter on Subscription Agreement between Future Technologies and the shareholders of SE Global Equities Inc. (incorporated by reference from our Form 8-K, filed March 1, 2001)

10.2 Software License and Network Access Agreement, dated March 9, 2001, between SE Global Equities Inc. and Direct Access Financial Corporation

10.3 Distribution Agreement, dated March 9, 2001, between SE Global Equities Inc. and Direct Access Financial Corporation

10.4 Memorandum of Understanding, dated August 25, 2000, between SE Global Equities Co. Ltd. and BCT Val ores Puesto de Bolsa S.A.

10.5 Agent Marketing Agreement, dated March 18, 2001, between SE Global Equities Inc. and ETC GMBH

10.6 Agent Marketing Agreement, dated April 10, 2001, between SE Global Equities Inc. and Tech Creative Limited

10.7 Application Services and Co-Marketing Agreement, dated December 1, 2000, between SE Global Communications (Hong Kong) Limited and Desimoni y Piaggio, Corredores de Bolsa

10.8 Co-Marketing Agreement and Affiliation Agreement, dated February 16, 2001, between SE Global Equities Inc. and TradeDirect USA, Inc.

10.9 Application Services and Co-Marketing Agreement, dated July 25, 2000, between SE Global Communications (Hong Kong) Limited and Vanik Bangladesh Securities Ltd. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.10 Application Services and Co-Marketing Agreement, dated June 29, 2000, between SE Global Communications (Hong Kong) Limited and Moritz and Tuchler Ltd. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.11 Application Services and Co-Marketing Agreement, dated July 10, 2000 between SE Global Communications (Hong Kong) Limited and NDBS Stock Brokers (Pvt) Ltd. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.12 Application Services and Co-Marketing Agreement, dated July 11, 2000, between SE Global Communications Limited and Corretora Independete Portuguesa CIP Brokers, S.A. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.13 Application Services and Co-Marketing Agreement, dated September 28, 2000, between SE Global Communications (Hong Kong) Limited and Okaz Stockbrokers & Investment Consultants (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.14 Application Services and Co-Marketing Agreement, dated October 27, 2000, between SE Global Communications (Hong Kong) Limited and Dongwon Securities Co. Ltd. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.15 Application Services and Co-Marketing Agreement, dated October 26, 2000, between SE Global Communications (Hong Kong) Limited and Meritz Securities Co. Ltd. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.16 Application Services and Co-Marketing Agreement, dated October 11, 2000, between SE Global Communications (Hong Kong) Limited and Kadim Ali Shah Bukhari & Co. Ltd. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.17 Application Services and Co-Marketing Agreement, dated August 9, 2000, between SE Global Equities Company Limited and Arab-Malaysian Securities Sdn. Bhd. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.18 Application Services and Co-Marketing Agreement, dated June 1, 2000, between SE Global Communications (Hong Kong) Limited and HDI Securities Inc. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.19 Application Services and Co-Marketing Agreement, between SE Global Communications (Hong Kong) Limited and Asian Capital Equities, Inc. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.20 Application Services and Co-Marketing Agreement, dated October 12, 2000, between SE Global Communications (Hong Kong) Limited and Kingsway E-Services Limited (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.21 Application Services and Co-Marketing Agreement, dated January 2, 2001, between SE Global Communications (Hong Kong) Limited and Casa de Bolsa Banorte, S.A. De C.V. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.22 Application Services and Co-Marketing Agreement, dated December 4, 2000, between SE Global Communications (Hong Kong) Limited and @IMIWeb SIM S.p.A. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.23 Application Services and Co-Marketing Agreement, dated December 1, 2000, between SE Global Communications (Hong Kong) Limited and Maex S.A. Sociedad De Bolsa (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.24 Application Services and Co-Marketing Agreement, dated November 5, 2000, between SE Global Communications (Hong Kong) Limited and PT Ciptadana Sekuritas (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.25 Letter of Understanding, dated July 12, 2000, between SE Global Communications (Hong Kong) Limited and Kim Eng Securities (Pte) Ltd. (this exhibit is not appended to this quarterly report - see Exhibit 10.29 for form of Letter of Understanding)

10.26 Letter of Understanding, dated September 17, 1999, between SE Asia Capital Corp. and China Securities Co. Ltd., Shenzhen Zhenhua Branch (this exhibit is not appended to this quarterly report - see Exhibit 10.29 for form of Letter of Understanding)

10.27 Memorandum of Understanding, dated December 7, 2000, between SE Global Communications (Hong Kong) Limited and Aizawa Securities Co. Ltd.

10.28 Memorandum of Understanding, dated December 9, 1999, between SE Asia Capital Corp. and ABN Amro Asia Securities Public Company Limited

10.29 Letter of Understanding, dated December 13, 2000, between SE Global Communications (Hong Kong) Limited and Consortium Securities Ltd.

10.30 Memorandum of Understanding, dated October 23, 1999, between SE Asia Capital Co. Ltd. and Consortium Securities Ltd.

10.31 Memorandum of Understanding, dated November 11, 1999, between SE Asia Capital Co. Ltd. and Arab-Malaysian Securities Sdn. Bhd. (this exhibit is not appended to this quarterly report - see Exhibit 10.30 for form of Memorandum of Understanding)

10.32 Memorandum of Understanding, dated September 30, 1999, between SE Asia Capital Co. Ltd. and HDI Securities, Inc. (this exhibit is not appended to this quarterly report - see Exhibit 10.30 for form of Memorandum of Understanding)

10.33 Memorandum of Understanding, dated February 16, 2000, between SE Global Equities Company Limited and Tai Fook Securities Co. Inc. (this exhibit is not appended to this quarterly report - see Exhibit 10.30 for form of Memorandum of Understanding)

10.34 Asset Marketing Agreement, dated March 28, 2001, between SE Global Equities Inc. and Soren Jaral (this exhibit is not appended to this quarterly report - see Exhibit 10.5 for form of Asset Marketing Agreement)

10.35 Asset Marketing Agreement, dated March 24, 2001, between SE Global Equities Inc. and David Harel (this exhibit is not appended to this quarterly report - see Exhibit 10.5 for form of Asset Marketing Agreement)

10.36 Asset Marketing Agreement, dated March 26, 2001, between SE Global Equities Inc. and Invertironline.com Argentina SA (this exhibit is not appended to this quarterly report - see Exhibit 10.5 for form of Asset Marketing Agreement )

10.37 Application Services and Co-Marketing Agreement, dated March 26, 2001, between SE Global Communications (Hong Kong) Limited and InvertirOnline.com Argentina SA (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.38 Application Services and Co-Marketing Agreement, dated March 21, 2001, between SE Global Communications (Hong Kong) Limited and Corretora Souza Barros (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

(21) Subsidiaries

21.1 SE Global Equities Inc.

21.2 SE Global Equities Company Limited

21.3 SE Global Communications (HK) Co. Ltd.

21.4 SE Global Investment Company Limited

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SE GLOBAL EQUITIES CORP.

By: /s/ Toby Chu
Toby Chu, President and CEO/Director
Date: May 15, 2001

By: /s/ Tim Leong
Tim Leong, Chief Financial Officer
Date: May 15, 2001