Form 10QSB/A
period 2001-03-31
SE GLOBAL EQUITIES CORP
filed 2001-08-14
CIK 1088005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A No. 1

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
Suite 1200, 777 West Broadway, Vancouver, British Columbia, Canada V5Z 4J7 (Address of principal executive offices)
(604) 871-9909 (Issuer's telephone number)
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

EXPLANATORY NOTE

Restatement Of Financial Statements As At March 31, 2001

Effective February 21, 2001, SE Global Equities Corp. (formerly Future Technologies, Inc.) acquired 100% of the issued and outstanding shares of SE Global Equities Inc., a private Cayman Islands company, in exchange for 12,873,944 shares of restricted common stock of SE Global Equities Corp. As a result of this transaction, the former shareholders of SE Global Equities Inc. received 89.6% of the 14,371,029 total issued and outstanding shares of SE Global Equities Corp. Capital Alliance Group Inc., as the majority shareholder of SE Global Equities Inc., received 84.0% of these shares.

This Quarterly Report on Form 10-QSB/A is being filed with the Securities and Exchange Commission as Amendment No. 1 to our Quarterly Report on Form 10-QSB filed on May 15, 2001 to amend and restate our March 31, 2001 interim financial statements. Financial results contained herein reflect the fact that this acquisition has been accounted for as a recapitalization using accounting principles applicable to reverse acquisitions with SE Global Equities Inc. being treated as the accounting parent (acquirer) and SE Global Equities Corp. being treated as the accounting subsidiary (acquiree). The value assigned to the capital stock of consolidated SE Global Equities Corp. on acquisition of SE Global Equities Inc. is equal to the book value of the capital stock of SE Global Equities Inc. plus the book value of the net assets of SEG Equities as at the date of the acquisition.

When our original Quarterly Report was filed on May 15, 2001, this acquisition was accounted for as a reverse merger whereby the purchase method of accounting was used with SE Global Equities Inc. being treated as the accounting parent (acquirer) and SE Global Equities Corp. being treated as the accounting subsidiary (acquiree). The goodwill resulting from this acquisition was to be amortized on a straight-line basis over 60 months. As a result of the application of the accounting treatment as described above, the March 31, 2001 interim financial statements have been restated to reflect the elimination of $181,761 of goodwill, net of amortization of $3,080, and to reflect a decrease in the loss for the period from $619,712 to $616,632.

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
SE Global Equities Corp.

It is the opinion of management that the restated interim financial statements for the quarter ended March 31, 2001 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: August 13, 2001

/s/ Toby Chu
Toby Chu, President
SE Global Equities Corp.

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited)
(Restated)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
CONSOLIDATED BALANCE SHEETS
	March 31, 2001	December 31, 2000
	(Unaudited)
(Restated - See Note 3)
ASSETS
CURRENT
Cash and short-term investments	$ 1,194,876	$ 1,447,545
Prepaid expenses and deposits	15,259	18,679
	1,210,135	1,466,224
FIXED ASSETS (Note 4)	216,444	251,299
RESTRICTED CASH (Note 5)	313,282	308,901

	$ 1,739,861	$ 2,026,024

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
Accounts payable	$ 32,343	$ 23,843
Current portion of lease obligation	96,098	93,540

	128,441	117,383

LEASE OBLIGATION (Note 5)	122,527	147,532
DUE TO RELATED COMPANY (Note 7)	515,056	1,517,279

	766,024	1,782,194

COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' EQUITY
Capital stock (Note 6)
Authorized:
45,000,000 common shares with $0.01par value
Issued and outstanding: 14,371,029 (2000 - 1,497,085) shares	143,710	1
Additional paid-in capital	3,620,616	-
Common share subscriptions	-	2,418,086
Deficit accumulated during development stage	(2,787,574)	(2,170,942)
Accumulated other comprehensive income (loss)	(2,915)	(2,915)

	973,837	244,230

	$ 1,739,861	$ 2,026,424

The accompanying notes are an integral part of these interim consolidated financial statements

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months ended March 31, 2001	Three Months ended March 31, 2000	October 13, 1999 (inception) to March 31, 2001
(Restated - See Note 3)			(Note 1)

EXPENSES
Depreciation and amortization	$ 34,855	$ -	$ 162,657
Consulting	91,584	87,050	724,367
General and administrative	420,642	120,153	1,171,532
Website development costs	81,764	123,006	796,580

LOSS BEFORE THE FOLLOWING	(628,845)	(330,209)	(2,855,136)

OTHER (EXPENSE) INCOME
Interest income	19,107	545	88,985
Interest on leases	(6,894)	-	(21,423)

NET LOSS FOR THE PERIOD	$ (616,632)	$ (329,664)	$ (2,787,574)

BASIC NET LOSS PER SHARE	$ (0.05)	$ (0.03)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	13,522,681	12,873,944

The accompanying notes are an integral part of these interim consolidated financial statements

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months ended March 31, 2001	Three Months ended March 31, 2000	October 13, 1999 (inception) to March 31, 2001
(Restated - See Note 3)			(Note 1)

Cash flows from operating activities
Net loss for the period	$ (616,632)	$ (329,664)	$ (2,787,574)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation and amortization	34,855	-	162,657
- accrued interest on restricted cash	(4,381)	-	(13,282)
- non-cash general and administrative expenses	-	-	8,839
- prepaid expenses	3,420	-	(6,419)
- accounts payable	8,500	-	32,343

CASH USED IN OPERATING ACTIVITIES	(574,238)	(329,664)	(2,603,436)

Cash flows from investing activities
- acquisition of fixed assets	-	(47,829)	(103,086)
- cash acquired on reverse merger (Note 3)	100	-	100

CASH USED IN investing activities	100	(47,829)	(102,986)

Cash flows from financing activities
- restricted cash	-	-	(300,000)
- lease obligation repayments	(22,447)	-	(75,069)
- advances from related company	343,916	614,039	1,861,195
- proceeds from issue of common shares	-	-	1
- share subscriptions received	-	-	2,418,086

Cash flows from financing activities	321,469	614,039	3,904,213

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	(2,915)

Increase (DECREASE) in cash
and cash equivalents	(252,669)	236,546	1,194,876

Cash and cash equivalents, BEGINNING of period	1,447,545		-

Cash and cash equivalents, End of period	$ 1,194,876	$ 247,675	$ 1,194,876

Significant non-cash activities:

Refer to Notes 3 and 6.

The accompanying notes are an integral part of these interim consolidated financial statements

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited)
(Restated)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Effective February 21, 2001, Future Technologies, Inc. ("FTUT" or "the Company") issued 12,873,944 shares of restricted common stock to the shareholders of SE Global Equities, Inc. ("SEG Cayman"), a Cayman Islands corporation, in exchange for all of the issued and outstanding shares of SEG Cayman. In connection with this transaction, the Company changed its name to SE Global Equities Corp. ("SEG Equities") effective April 20, 2001. Prior to this transaction, SEG Cayman was a majority owned subsidiary of Capital Alliance Group Inc. ("CAG"), a publicly traded British Columbia corporation listed on the CDNX.

The acquisition has been accounted for as a reverse merger with SEG Cayman being treated as the accounting parent and SEG Equities, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of SEG Cayman for all periods shown and those of the Company since the date of the reverse merger. The results of SEG Cayman include those of its wholly-owned subsidiary, SE Global Equities Company Limited ("SEGHK") a company incorporated October 13, 1999 under the laws of Hong Kong as a wholly-owned subsidiary of CAG and subsequently acquired from CAG by SEG Cayman. This transaction did not result in a change in control of SEGHK and therefore the consolidated results of SEG Cayman are deemed to be a continuation of those of SEGHK. SEG Cayman is a development stage company with an effective inception of October 13, 1999. The comparative balance sheet as at December 31, 2000 is that of SEG Cayman.

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
(Restated)

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

PART I

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

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited)
(Restated)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont 'd)

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

PART II

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
(Restated)

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

This acquisition has been accounted for as a recapitalization using accounting principles applicable to reverse acquisitions with SEG Cayman being treated as the accounting parent (acquirer) and SEG Equities being treated as the accounting subsidiary (acquiree). The value assigned to the capital stock of consolidated SEG Equities on acquisition of SEG Cayman is equal to the book value of the capital stock of SEG Cayman plus the book value of the net assets of SEG Equities as at the date of the acquisition.

The book value of SEG Equities' capital stock subsequent to the acquisition is calculated and allocated as follows:

SEG Cayman capital stock	$ 3,764,226
SEG Equities net assets	100

$ 3,764,326

Capital stock	$ 143,710
Additional paid-in capital	3,620,616

$3,764,326

These consolidated financial statements include the results of operations of SEG Cayman since October 13, 1999 (inception) and the results of operations of SEG Equities since the date of the reverse merger on February 21, 2001. FTUT had no material operations for the period from October 1, 2000 to February 21, 2001.

For the period from October 13, 1999 (inception) to February 21, 2001 the weighted average number of common shares outstanding is deemed to be 12,873,944 being the number of shares issued by SEG Equities in connection with the acquisition of SEG Cayman.

Restatement

This acquisition was previously accounted for as a reverse merger whereby the purchase method of accounting was used with SEG Cayman being treated as the accounting parent (acquirer) and SEG Equities being treated as the accounting subsidiary (acquiree). The goodwill resulting from this acquisition was to be amortized on a straight-line basis over 60 months. As a result of the application of the accounting treatment as described above, the March 31, 2001 interim financial statements have been restated to reflect the elimination of $181,761 of goodwill, net of amortization of $3,080, and to reflect a decrease in the loss for the period from $619,712 to $616,632.

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited)
(Restated)

NOTE 4 - FIXED ASSETS

March 31, 2001	December 31, 2000

Computer equipment	$228,363	$228,363
Computer software	78,323	78,323
Office equipment	22,919	22,919
Leasehold improvements	49,496	49,496

	379,101	379,101
Less: accumulated depreciation and amortization	(162,657)	(127,802)

	$216,444	$251,299

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

Future minimum annual lease payments relating to assets held under capital leases are as follows:

March 31, 2001	December 31, 2000

For the period ended December 31, 2001	$86,337	$115,116
For the year ended December 31, 2002	115,116	115,116
For the year ended December 31, 2003	47,965	47,965

Total minimum lease payments	249,418	278,197
Amount representing interest	(30,793)	(37,125)

Present value of minimum lease payments	$218,625	$241,072

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited)
(Restated)

NOTE 6 - CAPITAL STOCK

During the quarter ended March 31, 2001, changes in share capital were as follows:
	Number	Amount	Additional Paid-in Capital	Total
Balance December 31, 2000 As previously reported by FTUT	1,497,085	$14,971	$56,740	$71,711
Issued to effect acquisition of SEG Cayman	12,873,944	128,739	(128,639)	100
Reverse acquisition adjustment to capital stock	-	-	3,692,515	3,692,515
Balance, March 31, 2001	14,371,029	$143,710	$3,620,616	$3,764,326

Effective January 29, 2001 SEG Cayman issued 277,692,306 shares of its common stock in settlement of advances from CAG totalling $1,346,139 and issued 18,408,422 shares of its common stock on subscriptions received prior to December 31, 2000 totalling $2,418,086. These shares were acquired in connection with the reverse merger (Refer to Note 3).

Stock-based compensation

Effective February 22, 2001, the Company adopted a Non-Qualifying Stock Option Plan allowing for the awarding of options to acquire shares of the Company's common stock. These options may be awarded to employees, officers and directors of the Company. The maximum number of shares issuable under this plan shall not exceed 20% of the issued and outstanding shares of the Company's common stock. The exercise price and term of the options are determined by the Board of Directors at such time as the options are awarded. Options awarded unde r this plan vest to the holder as follows: 30% six months following the award date; 40% twelve months following the award date and 30% eighteen months following the award date.

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
(Restated)

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

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

3.2 Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

3.3 Certificate of Amendment to Articles of Incorporation, dated April 11, 2000

(10) Material Contracts

10.1 Form of Investment Letter on Subscription Agreement between Future Technologies and the shareholders of SE Global Equities Inc. (incorporated by reference from our Form 8-K, filed March 1, 2001)

10.2 Software License and Network Access Agreement, dated March 9, 2001, between SE Global Equities Inc. and Direct Access Financial Corporation (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.3 Distribution Agreement, dated March 9, 2001, between SE Global Equities Inc. and Direct Access Financial Corporation (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.4 Memorandum of Understanding, dated August 25, 2000, between SE Global Equities Co. Ltd. and BCT Val ores Puesto de Bolsa S.A. (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.5 Agent Marketing Agreement, dated March 18, 2001, between SE Global Equities Inc. and ETC GMBH (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.6 Agent Marketing Agreement, dated April 10, 2001, between SE Global Equities Inc. and Tech Creative Limited (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.7 Application Services and Co-Marketing Agreement, dated December 1, 2000, between SE Global Communications (Hong Kong) Limited and Desimoni y Piaggio, Corredores de Bolsa (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.8 Co-Marketing Agreement and Affiliation Agreement, dated February 16, 2001, between SE Global Equities Inc. and TradeDirect USA, Inc. (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.9 Application Services and Co-Marketing Agreement, dated July 25, 2000, between SE Global Communications (Hong Kong) Limited and Vanik Bangladesh Securities Ltd. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.10 Application Services and Co-Marketing Agreement, dated June 29, 2000, between SE Global Communications (Hong Kong) Limited and Moritz and Tuchler Ltd. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.11 Application Services and Co-Marketing Agreement, dated July 10, 2000 between SE Global Communications (Hong Kong) Limited and NDBS Stock Brokers (Pvt) Ltd. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.12 Application Services and Co-Marketing Agreement, dated July 11, 2000, between SE Global Communications Limited and Corretora Independete Portuguesa CIP Brokers, S.A. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.13 Application Services and Co-Marketing Agreement, dated September 28, 2000, between SE Global Communications (Hong Kong) Limited and Okaz Stockbrokers & Investment Consultants (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.14 Application Services and Co-Marketing Agreement, dated October 27, 2000, between SE Global Communications (Hong Kong) Limited and Dongwon Securities Co. Ltd. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.15 Application Services and Co-Marketing Agreement, dated October 26, 2000, between SE Global Communications (Hong Kong) Limited and Meritz Securities Co. Ltd. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.16 Application Services and Co-Marketing Agreement, dated October 11, 2000, between SE Global Communications (Hong Kong) Limited and Kadim Ali Shah Bukhari & Co. Ltd. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.17 Application Services and Co-Marketing Agreement, dated August 9, 2000, between SE Global Equities Company Limited and Arab-Malaysian Securities Sdn. Bhd. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.18 Application Services and Co-Marketing Agreement, dated June 1, 2000, between SE Global Communications (Hong Kong) Limited and HDI Securities Inc. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.19 Application Services and Co-Marketing Agreement, between SE Global Communications (Hong Kong) Limited and Asian Capital Equities, Inc. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.20 Application Services and Co-Marketing Agreement, dated October 12, 2000, between SE Global Communications (Hong Kong) Limited and Kingsway E-Services Limited (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.21 Application Services and Co-Marketing Agreement, dated January 2, 2001, between SE Global Communications (Hong Kong) Limited and Casa de Bolsa Banorte, S.A. De C.V. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.22 Application Services and Co-Marketing Agreement, dated December 4, 2000, between SE Global Communications (Hong Kong) Limited and @IMIWeb SIM S.p.A. (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.23 Application Services and Co-Marketing Agreement, dated December 1, 2000, between SE Global Communications (Hong Kong) Limited and Maex S.A. Sociedad De Bolsa (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.24 Application Services and Co-Marketing Agreement, dated November 5, 2000, between SE Global Communications (Hong Kong) Limited and PT Ciptadana Sekuritas (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.25 Letter of Understanding, dated July 12, 2000, between SE Global Communications (Hong Kong) Limited and Kim Eng Securities (Pte) Ltd. (this exhibit is not appended to this quarterly report - see Exhibit 10.29 for form of Letter of Understanding)

10.26 Letter of Understanding, dated September 17, 1999, between SE Asia Capital Corp. and China Securities Co. Ltd., Shenzhen Zhenhua Branch (this exhibit is not appended to this quarterly report - see Exhibit 10.29 for form of Letter of Understanding)

10.27 Memorandum of Understanding, dated December 7, 2000, between SE Global Communications (Hong Kong) Limited and Aizawa Securities Co. Ltd. (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.28 Memorandum of Understanding, dated December 9, 1999, between SE Asia Capital Corp. and ABN Amro Asia Securities Public Company Limited (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.29 Letter of Understanding, dated December 13, 2000, between SE Global Communications (Hong Kong) Limited and Consortium Securities Ltd. (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.30 Memorandum of Understanding, dated October 23, 1999, between SE Asia Capital Co. Ltd. and Consortium Securities Ltd. (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.31 Memorandum of Understanding, dated November 11, 1999, between SE Asia Capital Co. Ltd. and Arab-Malaysian Securities Sdn. Bhd. (this exhibit is not appended to this quarterly report - see Exhibit 10.30 for form of Memorandum of Understanding)

10.32 Memorandum of Understanding, dated September 30, 1999, between SE Asia Capital Co. Ltd. and HDI Securities, Inc. (this exhibit is not appended to this quarterly report - see Exhibit 10.30 for form of Memorandum of Understanding)

10.33 Memorandum of Understanding, dated February 16, 2000, between SE Global Equities Company Limited and Tai Fook Securities Co. Inc. (this exhibit is not appended to this quarterly report - see Exhibit 10.30 for form of Memorandum of Understanding)

10.34 Asset Marketing Agreement, dated March 28, 2001, between SE Global Equities Inc. and Soren Jaral (this exhibit is not appended to this quarterly report - see Exhibit 10.5 for form of Asset Marketing Agreement)

10.35 Asset Marketing Agreement, dated March 24, 2001, between SE Global Equities Inc. and David Harel (this exhibit is not appended to this quarterly report - see Exhibit 10.5 for form of Asset Marketing Agreement)

10.36 Asset Marketing Agreement, dated March 26, 2001, between SE Global Equities Inc. and Invertironline.com Argentina SA (this exhibit is not appended to this quarterly report - see Exhibit 10.5 for form of Asset Marketing Agreement)

10.37 Application Services and Co-Marketing Agreement, dated March 26, 2001, between SE Global Communications (Hong Kong) Limited and InvertirOnline.com Argentina SA (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.38 Application Services and Co-Marketing Agreement, dated March 21, 2001, between SE Global Communications (Hong Kong) Limited and Corretora Souza Barros (this exhibit is not appended to this quarterly report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

(21) Subsidiaries

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
Date: August 13, 2001

By: /s/ Tim Leong
Tim Leong, Chief Financial Officer
Date: August 13, 2001