Form 10QSB
period 2001-06-30
SE GLOBAL EQUITIES CORP
filed 2001-08-14
CIK 1088005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2001

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

14,371,029 common shares outstanding as of August 1, 2001

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of

SE Global Equities Corp.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2001 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia

Date: August 14, 2001

/s/ Toby Chu

Toby Chu,

President and CEO, SE Global Equities Corp.

SE GLOBAL EQUITIES CORP.

(formerly Future Technologies, Inc.)

(a development stage company)

INTERIM CONSOLIDATED Financial Statements

june 30, 2001

(Unaudited)

CONSOLIDATED Balance Sheets

INTERIM CONSOLIDATED Statements of Operations

INTERIM CONSOLIDATED Statements of Cash Flows

Notes to INTERIM CONSOLIDATED Financial Statements

SE GLOBAL EQUITIES CORP.

(formerly Future Technologies, Inc.)

(a development stage company)

CONSOLIDATED BALANCE SHEETS
	June 30, 2001	December 31, 2000
	(Unaudited)	(Note 1)
ASSETS
CURRENT
Cash and short-term investments	$ 830,180	$ 1,447,545
Prepaid expenses and deposits	20,048	18,679

	850,228	1,466,224

FIXED ASSETS (Note 4)	181,588	251,299
RESTRICTED CASH (Note 5)	233,753	308,901

	$ 1,265,569	$ 2,026,424

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable	$ 40,843	$ 23,843
Current portion of Capital lease obligation	98,725	93,540
	139,568	117,383

CAPITAL LEASE OBLIGATION (Note 5)	96,839	147,532
DUE TO RELATED COMPANIES (Note 7)	441,196	1,517,279
	677,603	1,782,194
COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' EQUITY
Capital stock (Note 6)
Authorized:
45,000,000 common shares with $0.01par value
Issued and outstanding: 14,371,029 (2000 - 1,497,085) shares	143,710	1
Additional paid-in capital	3,620,616	-
Common share subscriptions	-	2,418,086
Deficit accumulated during development stage	(3,173,445)	(2,170,942)
Accumulated other comprehensive income (loss)	(2,915)	(2,915)
	587,966	244,230

	$ 1,265,569	$ 2,026,424

The accompanying notes are an integral part of these interim consolidated financial statements

SE GLOBAL EQUITIES CORP.

(formerly Future Technologies, Inc.)

(a development stage company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
					October 13, 1999
	Three Months ended June 30		Six Months ended June 30		(inception) to
	2001	2000	2001	2000	June 30, 2001
					(Note 1)

EXPENSES
Depreciation and amortization	$ 34,856	$ 18,258	$ 69,711	$ 18,258	$ 197,513
Consulting	65,567	81,440	157,151	168,490	789,934
General and administrative	242,758	182,215	663,400	302,368	1,414,290
Website development costs	46,880	323,297	128,644	446,303	843,460

LOSS BEFORE THE FOLLOWING	(390,061)	(605,210)	(1,018,906)	(935,419)	(3,245,197)

OTHER (EXPENSE) INCOME
Interest income	11,116	9,289	30,223	9,834	100,101
Interest on leases	(6,926)	(1,806)	(13,820)	(1,806)	(28,349)

NET LOSS FOR THE PERIOD	$ (385,871)	$(597,727)	$(1,002,503)	$(927,391)	$ (3,173,445)

BASIC NET LOSS PER SHARE	$ (0.03)	$ (0.05)	$ (0.07)	$ (0.07)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	14,371,029	12,873,944	13,923,840	12,873,944

The accompanying notes are an integral part of these interim consolidated financial statements se global equities CORP.

(formerly Future Technologies, Inc.)

(a development stage company)

INTERIM CONSOLIDATED Statements of cash flows

(Unaudited)
			October 13, 1999
	Six Months ended June 30,		(inception) to
	2001	2000	June 30, 2001
			(Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (1,002,503)	$ (927,391)	$ (3,173,445)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation and amortization	69,711	18,258	197,513
- accrued interest on restricted cash	8,901	-	-
- non-cash general and administrative expenses	-	-	8,839
- prepaid expenses	(1,369)	-	(11,208)
- accounts payable	17,000	-	40,843
CASH USED IN OPERATING ACTIVITIES	(908,260)	(909,133)	(2,937,458)
CASH FLOWS FROM INVESTING ACTIVITIES
- acquisition of fixed assets	-	(103,086)	(103,086)
- cash acquired on reverse merger (Note 3)	100	-	100

CASH USED IN INVESTING ACTIVITIES	100	(103,086)	(102,986)
CASH FLOWS FROM FINANCING ACTIVITIES
- restricted cash	66,247	-	(233,753)
- lease obligation repayments	(45,508)	-	(98,130)
- advances from related company	270,056	891,211	1,787,335
- proceeds from issue of common shares	-	-	1
- share subscriptions received	-	2,294,983	2,418,086
CASH FLOWS FROM FINANCING ACTIVITIES	290,795	3,186,194	3,873,539
EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	(2,915)

Increase (DECREASE) in cash
AND CASH EQUIVALENTS	(617,365)	2,173,975	830,180
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,447,545	11,129	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 830,180	$ 2,185,104	$ 830,180
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

As a result of the reverse merger, SEG Equities has adopted SEG Cayman's year end of December 31, 2000. Accordingly these interim consolidated financial statements ended June 30, 2001 represent the Company's results for the six month period ended June 30, 2001.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements of SEG Cayman for the year ended December 31, 2000 included in the Company's filings on Forms 8-K and 8-K/A dated February 21, 2001. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Forms 8-K and 8-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries SEG Cayman and SEGHK as described in Note 1 and SE Global Direct, Inc., incorporated May 9, 2001 in the State of California. All significant intercompany balances and transactions have been eliminated on consolidation.

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

Fixed assets

Fixed assets are recorded at cost. Depreciation is computed at the following rates over the assets' estimated useful lives:

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

Financial instruments

The Company's financial instruments include cash and cash equivalents, accounts payable and capital lease obligations. The fair values of these financial instruments approximate their carrying values. The fair value of the Company's capital leases is estimated based on market value of financial instruments with similar terms. Management believes that the fair value of the debt approximates its carrying value.

Net Loss per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

NOTE 3 - ACQUISITION (cont'd)

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

$ 3,764,326

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

NOTE 4 - FIXED ASSETS

	June 30, 2001	December 31, 2000

Computer equipment	$ 228,363	$ 228,363
Computer software	78,323	78,323
Office equipment	22,919	22,919
Leasehold improvements	49,496	49,496

	379,101	379,101
Less: accumulated depreciation and amortization	(197,513)	(127,802)

	$ 181,588	$ 251,299

NOTE 4 - FIXED ASSETS (cont'd)

As at June 30, 2001, computer equipment and software includes $276,015 of equipment held under capital lease by SEGHK. Accumulated depreciation of leased equipment at June 30, 2001 is $148,833. Leasehold improvements are amortized to operations over the lease term.

NOTE 5 - CAPITAL LEASE OBLIGATION

SEGHK entered into a Master Lease Agreement with G.E. Capital (Hong Kong) Limited ("GE") dated June 30, 2000. Under the terms of the agreement, GE agreed to finance the acquisition of computer equipment and software for $293,694. As security for the lease agreement GE required that SEGHK deposit $300,000 with GE, which renews every three months and earns interest at approximately 5% per annum. During the period the deposit was reduced to $233,753.

Future minimum annual lease payments relating to assets held under capital leases are as follows:

	June 30, 2001	December 31, 2000

For the period ended December 31, 2001	$ 57,558	$ 115,116
For the year ended December 31, 2002	115,116	115,116
For the year ended December 31, 2003	47,965	47,965

Total minimum lease payments	220,639	278,197
Amount representing interest	(25,075)	(37,125)

Present value of minimum lease payments	$ 195,564	$ 241,072

NOTE 6 - CAPITAL STOCK

During the period ended June 30, 2001, changes in capital stock were as follows:
	Number	Amount	Additional Paid- in Capital	Total
Balance December 31, 2000
As previously reported by FTUT	1,497,085	$ 14,971		$ 71,711

Issued to effect acquisition of SEG Cayman	12,873,944	128,739	(128,639)	100

Reverse acquisition adjustment to capital stock	-	-	3,692,515	3,692,515

Balance, June 30, 2001	14,371,029	$ 143,710	$ 3,620,616	$ 3,764,326

NOTE 6 - CAPITAL STOCK (cont'd)

Effective January 29, 2001 SEG Cayman issued 277,692,306 shares of its common stock in settlement of advances from CAG totalling $1,346,139 and issued 18,408,422 shares of its common stock on subscriptions received prior to December 31, 2000 totalling $2,418,086. These shares were acquired in connection with the reverse merger (Refer to Note 3).

Stock-based compensation

Effective February 22, 2001, the Company adopted a Non-Qualifying Stock Option Plan allowing for the awarding of options to acquire shares of the Company's common stock. These options may be awarded to employees, officers and directors of the Company. The maximum number of shares issuable under this plan shall not exceed 20% of the issued and outstanding shares of the Company's common stock. The Board of Directors determines the exercise price and term of the options at such time as the options are awarded. Options awarded under this plan vest to the holder as follows: 30% six months following the award date, 40% twelve months following the award date and 30% eighteen months following the award date.

During the first quarter of 2001, the Company awarded a total of 1,275,000 options to certain employees, officers and directors of the Company and certain of its subsidiaries. These options are exercisable for a period of 5 years from the award date at an exercise price of $2.00 per share and are subject to the vesting conditions as described above. As at June 30, 2001 no options awarded under this plan have vested.

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123. In accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model.

No compensation expense will be recorded upon vesting of the options in accordance with the provisions of APB 25 as the exercise price of the options awarded approximated the market price of the Company's common shares as at the date of the award.

No additional compensation expense will be disclosed upon vesting of the options in accordance with the provisions of SFAS 123. In applying the Black-Scholes option-pricing model, no additional compensation expense resulted as the Company determined an expected volatility of 0%. This was determined on the basis that the options were granted concurrent with the completion of the reverse merger and as such no relevant historic market volatility had yet been established in the trading of shares of the Company's common stock.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the period ended June 30, 2001, general and administrative expenses totalling $28,637 were paid by SEGHK to Irix Design Group Inc., a private company controlled by CAG. During the same period management fees of $32,500 were incurred to a director of SEG Cayman. As at June 30, 2001, $38,000 in accrued management fees remains unpaid to this director.

During the period CAG, the controlling shareholder of the Company made net cash advances to SEG Cayman of $108,340 and paid or incurred expenses on behalf of SEG Cayman of $345,408. As at June 30, 2001 $624,888 is due to CAG and is presently non-interest bearing and has no specific terms of repayment.

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

Commitments

Effective March 1, 2000, SEGHK occupies its current premises on a 36 month lease requiring monthly payments of $10,375. SEGHK incurred a total of $37,227 of rent expense for the period ended June 30, 2001.

NOTE 9 - SUBSEQUENT EVENTS

Effective August 1, 2001, the Company acquired 100% of the issued and outstanding shares of Global-American Investments, Inc. ("GAI") a registered broker dealer. In consideration for this acquisition the Company paid $38,500 and distributed approximately $40,000 of GAI's deposits to the vendors of GAI. This acquisition remains subject to the approval of the NASD Regulation Inc.

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

As used in this current report, the terms "we", "us", "our", "our company" and "SE Global" mean SE Global Equities Corp. (formerly Future Technologies, Inc.) and its wholly owned subsidiaries SE Global Equities, Inc. and SE Global Direct, Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

General

We were formed in Minnesota on June 20, 1972 under the name "Land Corporation of America, Inc.". We changed our name to "SE Global Equities Corp." on April 20, 2001. We were inactive until the acquisition of 100% of the issued and outstanding shares of SE Global Equities Inc. (a company incorporated in the Cayman Islands on October 30, 2000). The acquisition of all the issued and outstanding shares of SE Global Equities Inc. was completed on February 21, 2001 by a share exchange reorganization whereby we acquired shares of SE Global Equities Inc. in exchange for issuing 12,873,944 of our shares. The stockholders of SE Global Equities Inc. controlled approximately 89.6% of SE Global immediately after the share exchange and accordingly, the acquisition has been treated like a reverse acquisition. As a result of the acquisition being treated as a reverse acquisition for accounting purposes, SE Global has adopted the fiscal year of the "accounting acquirer", SE Global Equities Inc., of December 31. SE Global now carries on business primarily through its wholly-owned subsidiaries SE Global Equities, Inc., which maintains its business office at Suite 1200, 777 West Broadway, Vancouver, British Columbia, Canada V5Z 4J7, and SE Global Direct, Inc. (a California Corporation incorporated on May 9, 2001), which maintains its business office at Suite 225, 21660 Copley Drive, Diamond Bar, California.

We have acquired all of the issued and outstanding shares of Global-American Investments, Inc., a registered broker-dealer organized under the laws of the state of Arizona, pursuant to a stock purchase agreement dated May 25, 2001. The acquisition was subject to certain conditions precedent, including the receipt of all necessary regulatory approvals. These conditions precedent were waived and the acquisition was completed effective August 1, 2001, subsequent to the period covered by this quarterly report. However, the acquisition remains subject to the approval of the NASD Regulation Inc. (the "NASDR"). If we are unable to obtain such regulatory approval, we may be forced to sell our interest in Global-American Investments, Inc. We paid $38,500 for our interest in Global-American Investments, Inc. In addition, Global-American Investments, Inc. distributed its deposits in the approximate aggregate amount of $40,000 held with Computer Clearing Services, Inc., to the vendors of the Global-American Investments, Inc. shares. After having reviewed the audited financial statements of Global-American Investments, Inc. as at December 31, 2000, we determined in consultation with our auditors that Global-American Investments, Inc. does not meet the requirements for inclusion of financial statements as outlined in Item 310 (c) of Regulation S-B.

Our Current Business

SE Global is a provider of direct access trading software and financial resources for international investors. We have offices in Vancouver, Montreal, Hong Kong and Thailand. We are in the process of providing our customers with access to our global alliance network of 27 brokerage firms, 24 hours a day, covering 26 stock exchanges spanning five continents.

SE Global is positioning itself as a financial Internet center linking investors to expanding global financial and equities markets. SE Global is not a broker and does not execute securities transactions. Rather we have created a financial Internet center, which facilitates global investing by investors. Through our websites, customers gain access to SE Global's international network of alliance brokerage firms who execute all security trades for our customers, allowing investors to trade online around the globe.

Upon receipt of NASDR approval of our recent acquisition of Global-American Investments, Inc., which cannot be assured, we intend to transfer or license a significant part of our business operations, including our websites, to Global-American Investments, Inc.

SE Global provides direct access trading software, SE Global Trade and SEG Lite, and market data through a formal licensing and worldwide distribution agreement with Direct Access Financial Corporation ("Direct Access"). We license the direct access trading software for a fee of $1.50 per executed order (with a minimum monthly fee of $5,000 per month) and a software per user fee of $150 (minimum monthly fee of $5,000). The term of the license is for one year commencing on March 9, 2001 with the option to renew the agreement for two successive one-year terms. If, after exercising our any of our rights to renew the agreement, we are unable to maintain a minimum of 500 users per month during the second year, or a minimum of 1,000 users per month during the third year, the agreement will automatically revert to a month-to-month term.

Users of the SE Global Trade and SEG Lite software open trading accounts directly with SE Global's alliance brokers. Those users of the software who choose to open accounts with Allen Douglas Direct Inc. or Global-American Investments, Inc. are proved with direct access to these brokers. Unlike traditional web-based online brokers, direct access trading software bypass middlemen and route trades directly to market makers, electronic communication networks and exchanges. As a result of direct access, SE Global Trade allows for swift trade execution and confirmation. SE Global Trade and SEG Lite route orders through channels that directly match buyers and sellers - unlike some web-based trading platforms which utilize local broker dealers who may sell orders to third parties, thereby potentially compromising both purchase price and speed of execution. Benefits of our direct access trading software include: fast trade execution and trade confirmation, and increased currency of available pricing information as a result of improved trade execution.

SE Global is not a securities dealer in its own right and has not sought such registration. Our customers are required to open trading accounts with the appropriate alliance brokers, who screen applicants for new trading accounts, and who provide trade execution and support services, in compliance with local regulatory requirements. For example, all orders for U.S. securities placed through our SE Global Trade or SEG Lite branded software are processed through Allen Douglas Direct Inc. or Global-American Investments, Inc., each of whom are U.S. registered broker-dealers.

Trades effected through Allen Douglas Direct Inc. are cleared by Penson Financial Services Inc., and trades effected through Global-American Investments, Inc. are cleared by Computer Clearing Services, Inc. All U.S. registered broker dealers are required to become members of the Securities Investor Protection Corporation. This membership provides for $500,000 in coverage per customer (with a $100,000 cash limit). Penson Financial Services Inc. has purchased $24,500,000 in additional supplemental securities protection. This coverage is intended to provide additional protection for accounts cleared through Penson Financial Services Inc. in the event of the failure of the clearing firm.

Not all securities, products or services described are available in all countries, and nothing herein is an offer or solicitation of securities products and services in any jurisdiction where their offer or sale is not qualified or exempt from registration.

PLAN OF OPERATION

Cash Requirements

For the six months ended June 30, 2001, we expended, before depreciation and amortization, approximately $157,000 per month to operate our business. Areas of significant expenditure include marketing and advertising, salaries and benefits, consulting fees, news and data feeds, and websites development costs. As at June 30, 2001, we had approximately $1.1 million of cash on hand (comprised of $830,180 unrestricted cash and $233,753 restricted cash). We are also funded by our majority shareholder, Capital Alliance Group Inc. At the present time, we do not generate any significant revenues. With no revenues and a monthly burn rate of approximately $157,000, we have enough funds to continue our operations for the next five months. We intend to obtain the balance of our cash requirements through the sale of our equity securities, proceeds received from the exercise of outstanding options, continued financing from our majority shareholder, Capital Alliance Group, and, by obtaining debt financing. Our company plans to reduce expenditures on salaries and benefits, consulting fees, and websites development. The targeted amount is a reduction of $25,000 per month to $50,000 per month, which would leave us with a monthly burn rate of $107,000 to $132,000 per month.

We expect that our monthly burn rate will decrease when we begin to generate revenues. Revenues are expected to be generated internally and through acquisitions beginning in the third quarter of fiscal 2001.

To achieve our goals and objectives for the next 12 months, we plan to raise additional capital through private placements of our equity securities. We would like to raise a minimum of $500,000 subject to the equity market conditions. Ideally, if the equity markets improve dramatically over the next 12 months then we would like to raise $3 million. Funds from any equity financing would be used for marketing and advertising of our licensed direct access stock-trading software, strategic acquisition of existing businesses that complement our market niche, and general working capital purposes.

We have acquired all of the issued and outstanding shares of Global-American Investments, Inc., a registered broker-dealer organized under the laws of the state of Arizona, pursuant to a stock purchase agreement dated May 25, 2001. We paid $38,500 for our interest in Global-American Investments, Inc. In addition, Global-American Investments, Inc. distributed its deposits in the approximate aggregate amount of $40,000 held with Computer Clearing Services, Inc., to the vendors of the Global-American Investments, Inc. shares. We anticipate that we will need to contribute an additional $70,000 in working capital to Global-American Investments, Inc.

Subject to, and upon receipt of NASDR approval of our acquisition of Global-American Investments, Inc., we plan to transfer or license a significant part of our existing business operations to Global-American Investments, Inc. thereby streamlining administration of our business. If we are unable to obtain such regulatory approval, we may be forced to sell our interest in Global-American Investments, Inc.

We also plan to acquire at least one other US based broker-dealer with existing revenues and cash flow, subject to receipt of all necessary regulatory approvals. We anticipate that such an acquisition will cost $100,000 to $150,000, and that we will have to contribute an additional $100,000 for deposits and working capital. Although we have entered into a confidential letter of intent with respect to such acquisition, we have determined in consultation with our auditors that the acquisition is not probable, and that the acquisition therefore does not meet the requirements for inclusion of financial statements as outlined in Item 310 (c) of Regulation S-B, for the following reasons:

- the letter of intent is not binding;

- we will incur no liabilities under the letter of intent in the event that the acquisition does not proceed; and

- the acquisition will be subject to a number of conditions precedent, including the execution of a definitive stock purchase agreement, the conclusion of due diligence, approval of our board of directors as well as of the board of directors of the broker-dealer, and receipt of all necessary regulatory approvals.

If we raise $3 million we anticipate this will provide sufficient funds for corporate overhead, more strategic acquisitions to build our company internationally, and the expansion of our business development and marketing programs.

Plan of Operation

On March 12, 2001, we acquired and announced the international distribution rights to a non browser-based direct access stock-trading platform, branded "SE Global Trade". Over the next 12 months, we will concentrate on marketing this product to the active stock-trader segment internationally, through our global alliance of brokerage firms, marketing representatives and our business development team. Our recent acquisition of Global-American Investments, Inc. and the planned acquisition of the at least one additional US broker-dealer are anticipated to provide us with revenues and a cash flow stream.

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

Marketing

The international active stock-trader segment is the key market segment that we will focus upon. In particular, our company's marketing strategy is to market the direct access stock-trading software through the following channels:

- a global network of brokerage firms with whom we have strategic marketing alliances,

- joint venture and business-to-business alliances with websites and financial services providers,

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

While marketing and user acquisitions costs are minimized through leveraging the brand recognition and reputation of our global network of brokerage firms, we will incur marketing costs through business development and direct marketing efforts. The cost of these marketing efforts over the next 12 months is anticipated to be at least $150,000.

Personnel

We currently have 12 employees and two independent consultants. Of the 12 employees, one is the CEO, one is the CFO, four are in business development and marketing, one is in research, one is in investor relations, two are in corporate administration, and two are in technical support. Of the two independent consultants, one is in technical support and marketing, and one is in corporate administration and marketing. We plan to add employees and independent consultants through strategic acquisitions of complementing businesses over the next 12 months.

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

We began offering online direct access trading services in February 2001. As a result, we have a limited operating history upon which you can evaluate us and our prospects. Our limited operating history makes predicting our future operating results difficult. We have incurred an operating and net loss in each fiscal year since our founding and may continue to incur losses if our operating expenses increase more quickly than our revenues. Our ability to achieve profitability in the future will depend upon our ability to expand our brand awareness and customer base, increase our global market presence and enhance and maintain our proprietary technology. To achieve these goals, we will need to increase spending on marketing, technology, product development and other operating costs. To the extent that revenues do not increase as a result of this increased spending, we may not be able to achieve profitability in the future. If we do achieve profitability, we may not be able to sustain it. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2000 and 1999 consolidated financial statements. To the extent that such expenses are not timely followed by increased revenues, our business, results of operations, financial conditions and prospects would be materially adversely affected.

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

We believe that establishing and maintaining favorable consumer perception of our branded direct access trading software is critical to attracting and expanding our Internet customer base and alliances with financial institutions in key international markets. The importance of developing our brand will increase due to the growing number of Internet and financial services available to consumers. To build our brand, we must succeed in our marketing efforts, provide high-quality services and products, increase the number of visitors to our websites and continue to receive high ratings from leading financial and technology publications. If we do not accomplish each of these goals, our reputation could be harmed, and we may not be able to attract and retain customers and international partners.

We rely on our alliance brokers and on clearing firms which are outside of our control to process and clear orders.

All orders for U.S. securities placed through our SE Global Trade or SEG Lite branded software are processed through Allen Douglas Direct Inc. or Global-American Investments, Inc., each of whom are U.S. registered broker-dealers. Trades effected through Allen Douglas Direct Inc. are cleared by Penson Financial Services Inc., and trades effected through Global-American Investments, Inc. are cleared by Computer Clearing Services, Inc.

We rely entirely on our alliance brokers such as Allen Douglas Direct Inc. and Global-American Investments, Inc., and on clearing firms such as Penson Financial Services Inc. and Computer Clearing Services, Inc., to process and clear orders placed through our SE Global Trade or SEG Lite branded software in an accurate and timely manner. Any failure by any of these parties to do so could damage our reputation and adversely affect our business.

We may be adversely affected if the NASDR does not approve our acquisition of Global-American Investments, Inc.

Although we have recently completed the acquisition of all of the issued and outstanding shares of Global-American Investments, Inc., our control of Global-American Investments, Inc. is subject to NASDR approval. If we are unable to obtain such regulatory approval, we may be forced to sell our interest in Global-American Investments, Inc., which could adversely affect our business, including our ability to offer and expand our online financial services.

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

Our systems may be more likely to suffer problems while we implement upgrades to our network hardware and software. For example, other online brokerage firms have experienced systems interruptions due to undetected errors in upgraded software introduced to their networks. Additionally, our computer systems and those of the third parties on which we depend may be vulnerable to damage or interruption due to sabotage, computer viruses or other criminal activities or security breaches. For example, there have been recent incidents in which individuals have caused several hours of service interruption on major electronic commerce websites by flooding networks with a steady stream of data.

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

We depend on content providers to provide us with data feeds on a timely basis. Our websites could experience interruptions in service due to a failure or delay in the transmission or receipt of this information. These interruptions could prevent our customers from accessing updated market information that they need to make quick investment decisions. In addition, our customers depend on Internet service providers, online service providers and other websites operators for access to our websites. Some of them have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of events could cause customers to perceive our websites as not functioning properly and therefore cause them to use traditional brokerage firms or other online brokerage firms to trade securities.

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

We rely on third-party content providers, including Dow Jones, Reuters, Sun Microsystems and VeriSign, to provide us with all of the financial information, market news, charts, stock quotes, research reports and other fundamental data that we offer to our customers. We may be unable to maintain these existing relationships. If we lose any of these relationships, we will need to find other content providers that can provide similar information on commercially reasonable terms and to integrate their information into our websites. During this potentially time-consuming process, our customers could be unable to access critical market information on our websites. If we are unable to provide our customers with fundamental market and financial data for any extended amount of time, our reputation could be harmed and we could lose customers.

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

Our success and ability to compete depend to a significant degree on the proprietary software and other technology reflected in the proprietary software which we license. If any of our competitors copies or otherwise gains access to the proprietary technology or develops similar software independently, we would not be able to compete as effectively. We also consider our service marks, particularly our family of "SE Global" marks and related design marks, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we, and Direct Access, take to protect the proprietary technology and other intellectual property rights, which presently are based upon a combination of confidentiality agreements and copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our websites or other of our technologies.

Our growth may be impaired and our current business may suffer if we do not successfully address risks associated with acquisitions.

Our growth may depend in part upon our ability to acquire successfully other companies or technologies. We may encounter problems associated with acquisitions including:

- difficulties in integrating acquired operations, technologies, services and personnel with our existing operations and personnel;

- difficulties in meeting operating expectations for acquired businesses, services and technologies;

- failure to obtain required regulatory approvals; disruption of our ongoing business;

- errors or missed opportunities resulting from inexperience in new business areas;

- diversion of management's attention from other business concerns; adverse impact on earnings of amortization or write-offs of acquired goodwill and other intangible assets; issuances of equity securities, which may be dilutive to existing stockholders, to pay for acquisitions; and

- potential loss of key employees and/or customers of acquired companies.

If we fail to comply with any applicable regulatory requirements, our business activities could be limited or prohibited.

SE Global is not a securities dealer in its own right and has not sought such registration as a broker-dealer. All trade execution and support services are provided by the alliance brokers in compliance with local regulatory requirements. Our business operations may be subject to the stringent rules of the SEC, the NASDR and various other regulatory agencies. If we fail to comply with any such regulatory requirements, then any one of these regulatory agencies may take administrative or legal action to limit or prohibit us from doing business and other regulatory bodies could suspend or expel us or impose limitations on our business activities. As a result, we could ultimately be required to cease or discontinue expansion of business activities or to liquidate our business.

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

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. Our employees could take unacceptable risks or hide from us unauthorized or unsuccessful activities. This misconduct could cause unknown and unmanaged risks or losses. Our employees could also make improper use of confidential information, which could result in regulatory sanctions and harm to our reputation. In addition, we are exposed to potential losses resulting from fraud and other misconduct by our customers, including fraudulent Internet trading, which could involve fraudulent access to legitimate customer accounts or the use of a false identity to open an account, or the use of forged or counterfeit checks for payment. The precautions we take to prevent and detect employee and customer misconduct may not effectively deter these activities. If we do not prevent or detect these activities, we may incur losses that we are not able to recover.

The loss of members of our senior management or systems development teams could adversely affect our business.

We believe that our ability to implement successfully our business strategy and to operate profitably depends on the continued employment of our senior management team, led by Toby Chu, our President and CEO.

We do not maintain key man life insurance for any of our directors, officers or other key personnel. If we lose the services of one or more members of our management or systems development teams, our business, financial condition and results of operations may be materially adversely affected.

Indemnification of Directors, Officers and Others

Our By-laws provide that directors, officers, committee members and other persons shall have the rights to indemnification provided by Section 302A.521 of the Minnesota Statutes, which may discourage suits by our shareholders against such persons. The Minnesota Statutes, Section 302A.521, requires a corporation to indemnify any person who was or is a party, or who is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, arbitral or investigative, by reason of the fact that such person:

- is or was a director, officer, employee or agent of the corporation,

- is or was a member of a committee of the board of directors of the corporation, or

- while a director, officer or employee of the corporation, is or was serving at the request of the corporation as a director, officer, partner, trustee, employee or agent of another organization (including, without limitation, another corporation, partnership, joint venture, trust or other enterprise) or an employee benefit plan.

Any such person is entitled to be indemnified against expenses, including attorney's fees, and against judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with the action, suit or proceeding, if he or she acted, or failed to act, in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. All indemnification must be reported to the shareholders in writing no later than the next annual meeting. In some instances a court must approve such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to any of our directors, officers and controlling persons under Minnesota law or otherwise, we have been advised the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event a claim for indemnification against such liabilities (other than payment by us for expenses incurred or paid by one of our directors, officers or controlling persons in successful defense of any action, suit, or proceeding) is asserted by a director, officer or controlling person in connection with any securities that may be registered under the Securities Act of 1933, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction, the question of whether such indemnification by it is against public policy as expressed in the Securities Act of 1933 and will be governed by the final adjudication of such issue.

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

- security concerns,

- inconsistent quality of services, and

- lack of cost-effective, high-speed service.

If Internet usage continues to grow, the Internet infrastructure may be unable to support the demands placed on it by this growth. The Internet's performance and reliability may decline. In addition, websites have experienced interruptions as a result of outages and other delays occurring throughout the Internet infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as usage of our websites and online brokerage services, could grow more slowly or decline.

If the use of online brokerage services is not readily accepted, the growth in usage of our online services would be impaired.

Our online direct access trading related services involve a new approach to securities trading. Individuals who have relied upon traditional means of commerce in the past may not accept, or may be slow in accepting, this new and very different method of conducting business. For example, investors who trade with more traditional brokerage firms, or even discount brokers, may be reluctant to trade securities over the Internet. Also, concerns and adverse publicity about security and privacy on the Internet or systems failures by us or other online brokerage firms could hinder the growth of online brokerage trading.

Our alliance brokers may facilitate day trading, which are subject to significant risks and increased regulatory scrutiny.

Our alliance brokers may facilitate transactions for customers that are engaged in day trading. Day trading involves rapidly buying and selling stock in the hope that stocks will continue to climb or fall in value allowing a day trader to lock in quick profits. Because day trading is extremely risky, the SEC and NASDR have heightened their review of day trading broker-dealers. Further, because many day traders are not sophisticated, the number of complaints or lawsuits against brokers may increase due to day traders blaming the broker for their loss. As a result, failure by a broker-dealer to comply with regulatory requirements or the initiation of litigation against a broker-dealer may have an adverse effect on our business revenues.

Intense competition in the online brokerage industry could impair our ability to grow and achieve profitability.

We may not be able to compete effectively with current or future competitors. The market for online brokerage services over the Internet is new, rapidly evolving and intensely competitive. We expect this competition to further intensify in the future. In the United States, we face direct competition from a growing number of independent online brokerage firms, as well as traditional discount brokerage firms providing online and/or touch-tone telephone services. We are also encountering competition from established full commission brokerage firms, mutual fund sponsors and other financial organizations, some of which are actively expanding their online capabilities. In addition, we may face increased competition from commercial banks and other financial institutions, insurance companies and providers of online financial and information services, as these companies expand their product lines. We also face increasing competition in international markets, both from international competitors and U.S.-based brokerage firms that have established or acquired international operations or entered into partnerships with international brokerage firms. Many of our existing and potential competitors may:

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

Since our formation, almost all our revenues have been from providing online trading software, financial information and related services. We expect this business to continue to account for a substantial majority of our revenues in the near future. Therefore, we are directly affected by the same factors which affect the rest of the securities industry. These factors include economic and political conditions, broad trends in business and finance and changes in securities trading volumes and price levels. Each of these factors is beyond our control. The U.S. and international securities markets have fluctuated significantly in the past several years. A downturn in the U.S. securities markets would, and a downturn in international securities markets could, adversely affect our operating results. Recently, the market for technology and Internet-related stocks has been especially volatile. We believe an unusually large or extended downturn in this market could have a significant adverse effect on us because many of our customers invest in these types of stocks. In previous stock market declines, many firms in the securities industry suffered financial losses, and the level of individual investor trading activity temporarily decreased. In the future, any decrease in trading activity may not be temporary. In addition, customers using our software could suffer substantial losses in a market downturn and the customers may not trade to the same extent they traded before the downturn or at all. Declines in trading volume adversely affect our results of operations because our marketing fees, software licensing fees and order flow revenues are directly related to the number of trades that are processed. For these reasons, severe market fluctuations could have a material adverse effect on our business, financial condition and results of operations. Some of our competitors with greater financial resources and more diversified business lines might withstand a downturn in the securities industry better than we would.

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

- the NASDR,

- other self-regulatory organizations, including the various securities exchanges, and

- state securities commissions or agencies.

These laws, rules and regulations focus on the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. Because the online brokerage industry is a new and rapidly evolving industry, its regulatory environment may be particularly subject to changes. Further, the SEC and NASDR are focusing significant attention on online trading due to the opportunity for abuse of federal securities laws and broker-dealer laws and the ease with which individual investors can quickly lose large sums of money. In recent years, various regulatory and enforcement agencies have been reviewing service and other issues, including systems capacity, customer access, best execution practices and advertising claims, as they relate to the online brokerage industry, including us. These reviews may result in enforcement actions or new regulations. If we fail to comply with the securities laws, rules or regulations, we could be suspended, censured or fined, receive a cease and desist order or have limitations imposed on our business activities. If we suffer any of these consequences, our business, financial condition and operating results could be materially adversely affected. In a worst-case situation, we could ultimately be required to liquidate our business. In addition, if we engage in underwriting activities in the future, we will be subject to various federal and state securities laws, rules and regulations regarding the process by which we sell and distribute securities to the public. If we fail to comply with these laws, rules and regulations, we could be subject to enforcement actions and civil claims which could be costly to defend and could damage our reputation. Our operations and profitability could also be directly affected by additional legislation, changes in rules promulgated by the SEC, the NASDR, the Board of Governors of the Federal Reserve System, state regulators, the various securities exchanges and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules.

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

We currently hold the Internet domain names "seglobal.com", "seglobaltrade.com" and various other related names. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we intend to conduct business. This could impair our efforts to build brand recognition and to increase traffic to our websites. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

As of August 1, 2001, there were 14,417,085 shares of our common stock outstanding, of which approximately 84% are held by Capital Alliance. Capital Alliance may sell its shares in the public markets from time to time, subject to limitations imposed by federal securities laws. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by Capital Alliance or other stockholders in the market, or the perception that these sales could occur. These factors also could make it more difficult for us to raise funds through future offerings of our equity securities.

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

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

We filed an amended Current Report on Form 8-K/A on May 8, 2001 in connection with the change of control of our company which occurred on February 21, 2001, when we issued 12,873,944 shares of our common stock to the shareholders of SE Global Equities Inc. to acquire all the issued and outstanding shares of SE Global Equities Inc.

We filed a Current Report on Form 8-K on June 13, 2001 in respect of our change of accountants from S.W. Hatfield, C.P.A. to Labonte & Co. on June 7, 2001. We provided S.W. Hatfield, C.P.A. with a copy of the original Current Report on Form 8-K on June 14, 2001, subsequent to its filing with the Securities and Exchange Commission, and requested that he furnish SE Global with a letter addressed to the Securities and Exchange Commission stating whether he agrees with the statements made in the original Current Report on Form 8-K, and if not, stating the aspects with which he does not agree. In his letter to the Securities and Exchange Commission dated June 19, 2001, S.W. Hatfield, C.P.A. advised, among other things, that:

"[W]e were engaged by current management to audit the financial statements of Future Technologies, Inc. using a Board of Directors approved change of year-end from September 30 to December 31 on or about April 11, 2001. During the course of this engagement, a difference of opinion arose related to the requirements of the U.S. Securities and Exchange Commission related to the filing of a transitional Form 10-KSB. We have had no discussions with management related to the completion of the April 11, 2001 engagement since May 2001. Accordingly, we cannot comment on, nor believe that, 'there were no disagreements with Scott W. Hatfield, CPA on any matter concerning principles or practices, financial statement disclosure or auditing scope or procedure.'."

Accordingly, we filed an amended Current Report on Form 8-K/A respect of our change of accountants on June 21, 2001, in which we disclosed the position taken by S.W. Hatfield, C.P.A. but confirmed our position that, based on our understanding of the policies of the Securities and Exchange Commission, we were not required to file a transition report on Form 10-KSB since our acquisition of all the issued and outstanding shares of SE Global Equities Inc. was being treated as a reverse acquisition for accounting purposes, and further that we have adopted the fiscal year of the "accounting acquirer", SE Global Equities, Inc., of December 31.

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

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

3.2 Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

3.3 Certificate of Amendment to Articles of Incorporation, dated April 11, 2000

(10) Material Contracts

10.1 Form of Investment Letter on Subscription Agreement between Future Technologies and the shareholders of SE Global Equities Inc. (incorporated by reference from our Form 8-K, filed March 1, 2001)

10.2 Software License and Network Access Agreement, dated March 9, 2001, between SE Global Equities Inc. and Direct Access Financial Corporation (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.3 Distribution Agreement, dated March 9, 2001, between SE Global Equities Inc. and Direct Access Financial Corporation (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.4 Memorandum of Understanding, dated August 25, 2000, between SE Global Equities Co. Ltd. and BCT Val ores Puesto de Bolsa S.A. (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.5 Agent Marketing Agreement, dated March 18, 2001, between SE Global Equities Inc. and ETC GMBH (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.6 Agent Marketing Agreement, dated April 10, 2001, between SE Global Equities Inc. and Tech Creative Limited (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.7 Application Services and Co-Marketing Agreement, dated December 1, 2000, between SE Global Communications (Hong Kong) Limited and Desimoni y Piaggio, Corredores de Bolsa (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.8 Co-Marketing Agreement and Affiliation Agreement, dated February 16, 2001, between SE Global Equities Inc. and TradeDirect USA, Inc. (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.9 Application Services and Co-Marketing Agreement, dated July 25, 2000, between SE Global Communications (Hong Kong) Limited and Vanik Bangladesh Securities Ltd. (this exhibit is not appended to this current report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.10 Application Services and Co-Marketing Agreement, dated June 29, 2000, between SE Global Communications (Hong Kong) Limited and Moritz and Tuchler Ltd. (this exhibit is not appended to this current report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.11 Application Services and Co-Marketing Agreement, dated July 10, 2000 between SE Global Communications (Hong Kong) Limited and NDBS Stock Brokers (Pvt) Ltd. (this exhibit is not appended to this current report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.12 Application Services and Co-Marketing Agreement, dated July 11, 2000, between SE Global Communications Limited and Corretora Independete Portuguesa CIP Brokers, S.A. (this exhibit is not appended to this current report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.13 Application Services and Co-Marketing Agreement, dated September 28, 2000, between SE Global Communications (Hong Kong) Limited and Okaz Stockbrokers & Investment Consultants (this exhibit is not appended to this current report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.14 Application Services and Co-Marketing Agreement, dated October 27, 2000, between SE Global Communications (Hong Kong) Limited and Dongwon Securities Co. Ltd. (this exhibit is not appended to this current report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.15 Application Services and Co-Marketing Agreement, dated October 26, 2000, between SE Global Communications (Hong Kong) Limited and Meritz Securities Co. Ltd. (this exhibit is not appended to this current report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.16 Application Services and Co-Marketing Agreement, dated October 11, 2000, between SE Global Communications (Hong Kong) Limited and Kadim Ali Shah Bukhari & Co. Ltd. (this exhibit is not appended to this current report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.17 Application Services and Co-Marketing Agreement, dated August 9, 2000, between SE Global Equities Company Limited and Arab-Malaysian Securities Sdn. Bhd. (this exhibit is not appended to this current report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.18 Application Services and Co-Marketing Agreement, dated June 1, 2000, between SE Global Communications (Hong Kong) Limited and HDI Securities Inc. (this exhibit is not appended to this current report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.19 Application Services and Co-Marketing Agreement, between SE Global Communications (Hong Kong) Limited and Asian Capital Equities, Inc. (this exhibit is not appended to this current report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.20 Application Services and Co-Marketing Agreement, dated October 12, 2000, between SE Global Communications (Hong Kong) Limited and Kingsway E-Services Limited (this exhibit is not appended to this current report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.21 Application Services and Co-Marketing Agreement, dated January 2, 2001, between SE Global Communications (Hong Kong) Limited and Casa de Bolsa Banorte, S.A. De C.V. (this exhibit is not appended to this current report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.22 Application Services and Co-Marketing Agreement, dated December 4, 2000, between SE Global Communications (Hong Kong) Limited and @IMIWeb SIM S.p.A. (this exhibit is not appended to this current report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.23 Application Services and Co-Marketing Agreement, dated December 1, 2000, between SE Global Communications (Hong Kong) Limited and Maex S.A. Sociedad De Bolsa (this exhibit is not appended to this current report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.24 Application Services and Co-Marketing Agreement, dated November 5, 2000, between SE Global Communications (Hong Kong) Limited and PT Ciptadana Sekuritas (this exhibit is not appended to this current report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.25 Letter of Understanding, dated July 12, 2000, between SE Global Communications (Hong Kong) Limited and Kim Eng Securities (Pte) Ltd. (this exhibit is not appended to this current report - see Exhibit 10.29 for form of Letter of Understanding)

10.26 Letter of Understanding, dated September 17, 1999, between SE Asia Capital Corp. and China Securities Co. Ltd., Shenzhen Zhenhua Branch (this exhibit is not appended to this current report - see Exhibit 10.29 for form of Letter of Understanding)

10.27 Memorandum of Understanding, dated December 7, 2000, between SE Global Communications (Hong Kong) Limited and Aizawa Securities Co. Ltd. (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.28 Memorandum of Understanding, dated December 9, 1999, between SE Asia Capital Corp. and ABN Amro Asia Securities Public Company Limited (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.29 Letter of Understanding, dated December 13, 2000, between SE Global Communications (Hong Kong) Limited and Consortium Securities Ltd. (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.30 Memorandum of Understanding, dated October 23, 1999, between SE Asia Capital Co. Ltd. and Consortium Securities Ltd. (incorporated by reference from our form 10-QSB, filed May 15, 2001)

10.31 Memorandum of Understanding, dated November 11, 1999, between SE Asia Capital Co. Ltd. and Arab-Malaysian Securities Sdn. Bhd. (this exhibit is not appended to this current report - see Exhibit 10.30 for form of Memorandum of Understanding)

10.32 Memorandum of Understanding, dated September 30, 1999, between SE Asia Capital Co. Ltd. and HDI Securities, Inc. (this exhibit is not appended to this current report - see Exhibit 10.30 for form of Memorandum of Understanding)

10.33 Memorandum of Understanding, dated February 16, 2000, between SE Global Equities Company Limited and Tai Fook Securities Co. Inc. (this exhibit is not appended to this current report - see Exhibit 10.30 for form of Memorandum of Understanding)

10.34 Asset Marketing Agreement, dated March 28, 2001, between SE Global Equities Inc. and Soren Jaral (this exhibit is not appended to this current report - see Exhibit 10.5 for form of Asset Marketing Agreement)

10.35 Asset Marketing Agreement, dated March 24, 2001, between SE Global Equities Inc. and David Harel (this exhibit is not appended to this current report - see Exhibit 10.5 for form of Asset Marketing Agreement)

10.36 Asset Marketing Agreement, dated March 26, 2001, between SE Global Equities Inc. and Invertironline.com Argentina SA (this exhibit is not appended to this current report - see Exhibit 10.5 for form of Asset Marketing Agreement)

10.37 Application Services and Co-Marketing Agreement, dated March 26, 2001, between SE Global Communications (Hong Kong) Limited and InvertirOnline.com Argentina SA (this exhibit is not appended to this current report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.38 Application Services and Co-Marketing Agreement, dated March 21, 2001, between SE Global Communications (Hong Kong) Limited and Corretora Souza Barros (this exhibit is not appended to this current report - see Exhibit 10.7 for form of Application Services and Co-Marketing Agreement)

10.39 Stock Purchase Agreement, dated May 25, 2001, by and among SE Global Equities Corp., Global-American Investments, Inc., Execute Direct.com Corp. and Marco Alfonsi (incorporated by reference from our form 8-K/A No. 2, filed August 6, 2001)

(21) Subsidiaries

21.1 SE Global Equities Inc.

21.2 SE Global Equities Company Limited

21.3 SE Global Communications (HK) Co. Ltd.

21.4 SE Global Investment Company Limited

21.5 SE Global Direct, Inc.

21.6 Global-American Investments, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SE GLOBAL EQUITIES CORP.

By: /s/ Toby Chu
Toby Chu, President and CEO/Director
Date: August 14, 2001

By: /s/ Tim Leong
Tim Leong, Chief Financial Officer
Date: August 14, 2001