Form 10QSB
period 2001-09-30
SE GLOBAL EQUITIES CORP
filed 2001-11-19
CIK 1088005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2001

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

14,384,962 common shares outstanding as of November 13, 2001

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of SE Global Equities Corp. are stated in United States Dollars (US$) and are prepared in accordance with United States Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
SE Global Equities Corp.

It is in the opinion of management that the interim financial statements for the quarter ended September 30, 2001 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Dated: November 19, 2001

/s/ Toby Chu
President and CEO, SE Global Equities Corp.

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(Unaudited)

CONSOLIDATED Balance Sheets

INTERIM CONSOLIDATED Statements of Operations

INTERIM CONSOLIDATED Statements of Cash Flows

Notes to INTERIM CONSOLIDATED Financial Statements

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
CONSOLIDATED BALANCE SHEETS
	September 30, 2001	December 31, 2000
	(Unaudited)	(Note 1)
ASSETS

CURRENT
Cash and short-term investments	$ 280,534	$ 1,447,545
Accounts receivable	79,713	-
Clearing deposits	36,980	-
Prepaid expenses and deposits	23,358	18,679

	420,585	1,466,224

FIXED ASSETS (Note 4)	146,733	251,299
RESTRICTED CASH (Note 5)	234,218	308,901

	$ 801,536	$ 2,026,424

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT
Accounts payable	$ 173,142	$ 23,843
Current portion of capital lease obligation	101,425	93,540

	274,567	117,383

CAPITAL LEASE OBLIGATION (Note 5)	70,447	147,532
DUE TO RELATED PARTIES (Note 7)	674,912	1,517,279

	1,019,926	1,782,194

COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital Stock (Note 6)
Authorized:
45,000,000 common shares with $0.01par value
Issued and outstanding: 14,384,962 (2000 - 1,497,085) shares	143,849	1
Additional paid-in capital	3,641,377	-
Common share subscriptions	-	2,418,086
Deficit accumulated during development stage	(4,000,701)	(2,170,942)
Accumulated other comprehensive income (loss)	(2,915)	(2,915)

	(218,390)	244,230

	$ 801,536	$ 2,026,424

The accompanying notes are an integral part of these interim consolidated financial statements

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30		Nine months ended September 30		October 13, 1999 (inception) to September 30,
	2001	2000	2001	2000	2001
		(Note 1)		(Note 1)	(Note 1)
REVENUES
Brokerage commissions	$ 197,458	$ -	$ 197,458	$ -	$ 197,458
Direct costs	101,387	-	101,387	-	101,387

	96,071	-	96,071	-	96,071

EXPENSES
Depreciation and amortization	34,855	45,643	104,566	63,901	232,368
Consulting	192,154	49,527	349,305	218,017	982,088
General and administrative	623,384	118,141	1,286,784	420,509	2,037,674
Website development costs	73,783	175,470	202,427	621,773	917,243

	924,176	388,781	1,943,082	1,324,200	4,169,373

LOSS BEFORE THE FOLLOWING	(828,105)	(388,781)	(1,847,011)	(1,324,200)	(4,073,302)

OTHER (EXPENSE) INCOME
Interest income	4,166	11,183	34,389	21,017	104,267
Interest on leases	(3,317)	(5,278)	(17,137)	(7,084)	(31,666)

NET LOSS FOR THE PERIOD	$ (827,256)	$ (382,876)	$ (1,829,759)	$ (1,310,267)	$ (4,000,701)

BASIC NET LOSS PER SHARE	$ (0.06)	$ (0.03)	$ (0.13)	$ (0.10)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	14,381,327	12,873,944	13,969,004	12,873,944

The accompanying notes are an integral part of these interim consolidated financial statements

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months ended September 30		October 13, 1999 (inception) to September 30,
	2001	2000	2001
		(Note 1)	(Note 1)

Cash flows from operating activities
Net loss for the period	$ (1,829,759)	$ (1,310,267)	$ (4,000,701)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation and amortization	104,566	63,901	232,368
- accrued interest on restricted cash	8,901	(14,096)	-
- non-cash operating expenses	20,900	-	29,739
- accounts receivable	(9,981)	-	(9,981)
- prepaid expenses	19,207	-	9,368
- accounts payable	128,660	-	152,503

CASH USED IN OPERATING ACTIVITIES	(1,557,506)	(1,260,462)	(3,586,704)

Cash flows from investing activities
- acquisition of fixed assets	-	(103,086)	(103,086)
- cash acquired from GAI, net of purchase price (Note 3)	32,135	-	32,135
- cash acquired on reverse merger of SEG Cayman (Note 3)	100	-	100

CASH FLOWS FROM (USED IN) investing activities	32,235	(103,086)	(70,851)

Cash flows from financing activities
- restricted cash	65,782	(300,000)	(234,218)
- lease obligation repayments	(69,200)	-	(121,822)
- advances from related parties	361,678	1,098,014	1,878,957
- proceeds from issue of common shares	-	-	1
- share subscriptions received	-	2,317,975	2,418,086

Cash flows from financing activities	358,260	3,115,989	3,941,004

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	(2,915)

Increase (DECREASE) in cash	(1,167,011)	1,752,441	280,534
and cash equivalents

Cash and cash equivalents, BEGINNING of period	1,447,545	11,129	-

Cash and cash equivalents, End of period	$ 280,534	$ 1,763,570	$ 280,534

Significant non-cash activities:

Refer to Notes 3 and 6.

The accompanying notes are an integral part of these interim consolidated financial statements

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

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

The acquisition has been accounted for as a reverse merger with SEG Cayman being treated as the accounting parent and SEG Equities, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of SEG Cayman for all periods shown and those of the Company since the date of the reverse merger. The results of SEG Cayman include those of its wholly-owned subsidiary, SE Global Equities Company Limited ("SEGHK") a company incorporated October 13, 1999 under the laws of Hong Kong as a wholly-owned subsidiary of CAG and subsequently acquired from CAG by SEG Cayman. This transaction did not result in a change in control of SEGHK and therefore the consolidated results of SEG Cayman are deemed to be a continuation of those of SEGHK. SEG Cayman is a development stage company with an effective date of inception of October 13, 1999. The comparative balance sheet as at December 31, 2000 and the comparative results of operation and changes in financial position for the periods ended September 30, 2000 are that of SEG Cayman.

As a result of the reverse merger, SEG Equities has adopted SEG Cayman's year-end of December 31. Accordingly these interim consolidated financial statements as at September 30, 2001 represent the Company's results of operations and changes in financial position for the nine-month period ended September 30, 2001.

The Company is developing its business to become a global provider of a financial and direct-access trading platform for international investors. The Company is building an international network of brokerage firms through marketing alliances to provide investors the ability to trade on stock exchanges outside their home country. To assist in this undertaking, effective August 1, 2001, the Company acquired Global-American Investments, Inc. ("GAI"), a United States registered broker-dealer operating in California.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements of SEG Cayman for the year ended December 31, 2000 included in the Company's filings on Forms 8-K and 8-K/A dated February 21, 2001. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Forms 8-K and 8-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include SEG Cayman and SEGHK as described in Note 1, SE Global Direct, Inc., and GAI as described in Note 3. All significant intercompany balances and transactions have been eliminated on consolidation.

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

SEPTEMBER 30, 2001

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Revenue recognition

Brokerage commissions are recognized on a settlement date basis.

NOTE 3 - ACQUISITIONS

Future Technologies, Inc.

Effective February 21, 2001, SEG Equities (formerly FTUT) acquired 100 % of the issued and outstanding shares of SEG Cayman in exchange for 12,873,944 shares of restricted common stock of SEG Equities. As a result of this transaction as at February 21, 2001, the former shareholders of SEG Cayman owned 89.6% of the 14,371,029 total issued and outstanding shares of SEG Equities, of which CAG owned 84.0%.

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

$ 3,764,326

These consolidated financial statements include the results of operations of SEG Cayman since October 13, 1999 (inception) and the results of operations of SEG Equities since the date of the reverse merger on February 21, 2001. FTUT had no material operations for the period from November 1, 2000 to February 21, 2001.

For the period from October 13, 1999 (inception) to February 21, 2001 the weighted average number of common shares outstanding is deemed to be 12,873,944 being the number of shares issued by SEG Equities in connection with the acquisition of SEG Cayman.

Global-American Investments, Inc.

By agreement dated May 25, 2001 and effective August 1, 2001, the Company acquired 100% of the issued and outstanding shares of Global-American Investments, Inc. ("GAI"), an Arizona corporation, which is a registered broker-dealer based in California, for consideration of $38,500. GAI is a member firm of the National Association of Securities Dealers ("NASD") and the Securities Investors Protection Corporation.

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(Unaudited)

NOTE 3 - ACQUISITIONS (cont'd)

The Company is awaiting final clearance of a continuing membership application filed with NASD Regulation Inc. ("NASDR"), which has permitted GAI to operate under its existing plan of operation as a wholly-owned subsidiary of the Company.

The business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:
Assets and liabilities acquired at fair value:
Cash in bank	$ 70,635
Clearing deposits	36,980
Accounts receivable	69,732
Prepaid expenses	23,886
Accounts payable	(20,639)
Intercompany advances	(142,094)

Purchase price	$ 38,500

NOTE 4 - FIXED ASSETS

September 30, 2001	December 31, 2000

Computer equipment	$ 228,363	$ 228,363
Computer software	78,323	78,323
Office equipment	22,919	22,919
Leasehold improvements	49,496	49,496

	379,101	379,101
Less: accumulated depreciation and amortization	(232,368)	(127,802)

	$ 146,733	$ 251,299

As at September 30, 2001, computer equipment and software includes $276,015 of equipment held under capital lease by SEGHK. Accumulated depreciation of leased equipment at September 30, 2001 is $175,101. Leasehold improvements are amortized to operations over the lease term.

NOTE 5 - CAPITAL LEASE OBLIGATION

SEGHK entered into a Master Lease Agreement with G.E. Capital (Hong Kong) Limited ("GE") dated June 30, 2000. Under the terms of the agreement, GE agreed to finance the acquisition of computer equipment and software for $293,694. As security for the lease agreement GE required that SEGHK deposit $300,000 with GE, which renews every three months and earns interest at approximately 5% per annum. During the period the deposit was reduced to $234,218

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(Unaudited)

NOTE 5 - CAPITAL LEASE OBLIGATION (cont'd)

Future minimum annual lease payments relating to assets held under capital leases are as follows:

September 30, 2001	December 31, 2000

For the period ended December 31, 2001	$ 24,340	$ 115,116
For the year ended December 31, 2002	115,116	115,116
For the year ended December 31, 2003	47,965	47,965

Total minimum lease payments	187,421	278,197
Amount representing interest	(15,549)	(37,125)

Present value of minimum lease payments	$ 171,872	$ 241,072

NOTE 6 - CAPITAL STOCK

During the period ended September 30, 2001, changes in capital stock were as follows:

Number	Amount	Additional Paid-in Capital	Total
Balance December 31, 2000
As previously reported by FTUT	1,497,085	$ 14,971	$ 56,740	$ 71,711

Issued to effect acquisition of SEG Cayman	12,873,944	128,739	(128,639)	100
Reverse acquisition adjustment to capital stock	-	-	3,692,515	3,692,515

Balance, June 30, 2001	14,371,029	$ 143,710	$ 3,620,616	$ 3,764,326

Issued for consulting services at $1.50 per share	13,933	139	20,761	20,900

Balance, September 30, 2001	14,384,962	$ 143,849	$ 3,641,377	$ 3,785,226

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

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(Unaudited)

NOTE 6 - CAPITAL STOCK (cont'd)

During the first quarter of 2001, the Company awarded a total of 1,275,000 options to certain employees, officers and directors of the Company and certain of its subsidiaries. These options are exercisable for a period of 5 years from the award date at an exercise price of $2.00 per share and are subject to the vesting conditions as described above. During the period ended September 30, 2001 335,000 options were cancelled, leaving 940,000 options outstanding of which 282,000 have vested as at September 30, 2001. Subsequent to September 30, the Company cancelled all options outstanding under this plan, cancelled this plan and adopted a new stock option plan. Refer to Note 9.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

During the period ended September 30, 2001, management fees of $47,000 were incurred to a director of SEG Cayman. As at September 30, 2001, $45,500 in accrued management fees remains unpaid to this director.

During the same period, CAG, the controlling shareholder of the Company, made net cash advances to SEG Cayman of $75,986 and paid or incurred expenses on behalf of SEG Cayman of $477,850. As at September 30, 2001 $724,976 is due to CAG and is presently non-interest bearing and has no specific terms of repayment. Also during the period, the Company advanced funds, and paid expenses, on behalf of other related parties in the amount of $50,064.

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

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (cont'd)

Commitments

Effective March 1, 2000, SEGHK occupies its current premises on a 36 month lease requiring monthly payments of $10,375. SEGHK incurred a total of $112,731 of rent expense for the period ended September 30, 2001.

NOTE 9 - SUBSEQUENT EVENTS

Effective October 10, 2001, the Company cancelled its existing Stock Option Plan as well as all of the options outstanding under the plan. The Company then adopted the 2001 Stock Option Plan authorizing the issuance of qualified Incentive Stock Options and Non-Qualified Stock Options. Also effective October 10, 2001, the Company granted 1,760,000 Non-Qualified Stock Options pursuant to the 2001 Stock Option Plan and 340,000 stock options to certain consultant companies outside of the 2001 Stock Option Plan.

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

As used in this quarterly report, the terms "we", "us", "our", "our company" and "SE Global" mean SE Global Equities Corp. and its wholly owned subsidiaries SE Global Equities, Inc., SE Global Direct, Inc. and Global-American Investments, Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

General

We were formed in Minnesota on June 20, 1972 under the name "Land Corporation of America, Inc.". We changed our name to "SE Global Equities Corp." on April 20, 2001. We were inactive until the acquisition of 100% of the issued and outstanding shares of SE Global Equities Inc. (a company incorporated in the Cayman Islands on October 30, 2000). The acquisition of all the issued and outstanding shares of SE Global Equities Inc. was completed on February 21, 2001 by a share exchange reorganization whereby we acquired shares of SE Global Equities Inc. in exchange for issuing 12,873,944 of our shares. The stockholders of SE Global Equities Inc. controlled approximately 89.6% of SE Global immediately after the share exchange and accordingly, the acquisition has been treated like a reverse acquisition. As a result of the acquisition being treated as a reverse acquisition for accounting purposes, SE Global has adopted the fiscal year of the "accounting acquirer", SE Global Equities Inc., of December 31. SE Global now carries on business primarily through its wholly-owned subsidiaries SE Global Equities, Inc., which maintains its corresponding office at Suite 1200, 777 West Broadway, Vancouver, British Columbia, Canada V5Z 4J7, SE Global Direct, Inc. (a California Corporation incorporated on May 9, 2001), which maintains its business office at Suite 225, 21660 Copley Drive, Diamond Bar, California, and also through Global-American Investments Inc., which maintains its business office at 34167 Pacific Coast Highway, Suite D, Dana Point, California.

We have acquired all of the issued and outstanding shares of Global-American Investments, Inc., a registered broker-dealer organized under the laws of the state of Arizona, pursuant to a stock purchase agreement dated May 25, 2001. The conditions precedent of this acquisition, including the receipt of all necessary regulatory approvals, were waived and the acquisition was completed effective August 1, 2001, during the period covered by this quarterly report. We have filed with the NASD Regulation Inc. (the "NASDR") a continuing membership application, as well as an application to increase the number of Global-American Investments, Inc.'s branches from one to up to three. We are awaiting final clearance of our continuing membership application from NASDR. Global-American Investments, Inc. continues to operate under its existing plan of operation and as a wholly -owned subsidiary of SE Global.

We paid $38,500 for our interest in Global-American Investments, Inc. In addition, Global-American Investments, Inc. distributed its deposits in the approximate aggregate amount of $40,000 held with Computer Clearing Services, Inc., to the vendors of the Global-American Investments, Inc. shares.

Our Current Business

SE Global is a provider of direct access trading software and financial resources for international investors. We have offices in Vancouver, Montreal and Hong Kong. We are in the process of providing our customers with access to our global alliance network of 28 brokerage firms, 24 hours a day, covering 29 stock exchanges spanning five continents.

SE Global is positioning itself as a financial Internet center linking investors to expanding global financial and equities markets. SE Global is not a broker and does not execute securities transactions. Rather we have created a financial Internet center, which facilitates global investing by investors. Through our websites, customers gain access to SE Global's international network of alliance brokerage firms who execute all security trades for our customers, allowing investors to trade online around the globe. All securities related transactions are transacted through Global-American Investments, Inc. and our alliance of broker-dealers.

Once NASDR accepts our continuing membership application in respect of our recent acquisition of Global-American Investments, Inc., which cannot be assured, we intend to transfer or license a significant part of our business operations, including our websites, to Global-American Investments, Inc.

SE Global provides direct access trading software, SE Global Trade and SEG Lite, and market data through a formal licensing and worldwide distribution agreement with Direct Access Financial Corporation ("Direct Access"). We pay a licensing fee to license the direct access trading software. The term of the license is for one year commencing on March 9, 2001 with the option to renew the agreement for two successive one-year terms.

Users of the SE Global Trade and SEG Lite software open trading accounts directly with Global-American Investments Inc. or through nay one of SE Global's alliance brokers. Those users of the software who choose to open accounts with Global-American Investments, Inc. are provided with direct access to these brokers. Unlike traditional web-based online brokers, direct access trading software bypass middlemen and route trades directly to electronic communication networks and exchanges. As a result of direct access, SE Global Trade allows for swift trade execution and confirmation. SE Global Trade and SEG Lite route orders through channels that directly match buyers and sellers - unlike some web-based trading platforms which utilize local broker dealers who may sell orders to third parties, thereby potentially compromising both purchase price and speed of execution. Benefits of our direct access trading software include: fast trade execution and trade confirmation, and increased currency of available pricing information as a result of improved trade execution.

In late September 2001, SE Global launched a sophisticated data provider labeled Global Data Terminal ("GDT"). GDT is a low cost and highly efficient tool that enables investors to monitor securities on the NASDAQ, NYSE, AMEX, OPRA, CME exchanges in addition to market leading ECNs in real time on their desktops.

The target market for this product includes a broad range of individual investors, high net worth clients, proprietary traders, financial advisors, securities dealers and asset mangers located in North America and abroad. In particular, GDT is positioned to meet the market information needs of overseas clients who require a data platform with sophisticated charting and tracking features, which is moderately priced. GDT provides an extensive range of live Level II quotes from multiple U.S. stock and derivative exchanges, comprehensive fundamental and technical analysis tools, portfolio management, price alerts and time and sales data. For a fixed monthly fee, subscribers will have access to all of the functionality of SE Global Trade™, without its trading capabilities. Through a simple activation feature, GDT subscribers will be able to upgrade to full direct access trading capabilities of SE Global Trade

SE Global is not a securities dealer in its own right and has not sought such registration. Our customers are required to open trading accounts with the appropriate alliance brokers, who screen applicants for new trading accounts, and who provide trade execution and support services, in compliance with local regulatory requirements. For example, all orders for U.S. securities placed through our SE Global Trade or SEG Lite branded software are processed through Global-American Investments, Inc., a U.S. registered broker-dealers.

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

PLAN OF OPERATION

Cash Requirements

Revenue for the nine months ended September 30, 2001 was approximately $197,000 which was comprised of commission from our wholly-owned subsidiary, Global-American Investments, Inc. Direct costs of approximately $101,000 represented trade clearing charges and quotation costs. Since the acquisition of Global-American Investments, Inc. was completed effective August 1, 2001, the revenues and direct costs included in the financial statements were only for a two month period (August and September).

For the nine months ended September 30, 2001, we expended, before depreciation and amortization, approximately $204,000 per month to operate our business. Areas of significant expenditure include marketing and advertising, salaries and benefits, consulting fees, news and data feeds, and websites development costs. As at September 30, 2001, we had approximately $552,000 of cash on hand (comprised of $281,000 unrestricted cash, $37,000 clearing deposit and $234,000 restricted cash). The unrestricted cash is available for general working capital purposes while the clearing deposit is held by the trade clearing house and restricted case is deposit held by the leasing company for leased equipment. We are also funded by our majority shareholder, Capital Alliance Group Inc. We intend to meet additional cash requirements through the sale of our equity securities, proceeds received from the exercise of outstanding options, continued financing from our majority shareholder, Capital Alliance Group.

Prior to our acquisition of Global-American Investments, Inc. on August 1, 2001, Global-American Investments, Inc.'s revenue grew at an average rage of 5% per month from May 2001 to July 2001. Since the acquisition of Global-American Investments, Inc., we embarked on a marketing campaign targeted at active stock traders. We have experienced increased revenue subsequent to September 2001, and we anticipate continued revenue growth for the foreseeable future. The increased trading volume will allow us to negotiate lower trade clearing charges, and therefore increasing the profit margin of the Company. We anticipate that Global-American Investments, Inc.'s internally generated cash flow from operation will contribute positive to the overall cash operating needs of the Company. Cost of clearing for SE Global Trade has declined significantly since the launching of the software in April 2001.

To achieve our goals and objectives for the next 12 months, we plan to raise additional capital through private placements of our equity securities. We would like to raise a minimum of $500,000 subject to the equity market conditions. Ideally, if the equity markets improve dramatically over the next 12 months then we would like to raise approximately $3 million. Funds from any equity financing would be used for marketing and advertising of our licensed direct access stock-trading software, strategic acquisition of existing businesses that complement our market niche, and general working capital purposes.

During the period covered by this quarterly report, we acquired all of the issued and outstanding shares of Global-American Investments, Inc., a registered broker-dealer organized under the laws of the state of Arizona, pursuant to a stock purchase agreement dated May 25, 2001. We paid $38,500 for our interest in Global-American Investments, Inc. In addition, Global-American Investments, Inc. distributed its deposits in the approximate aggregate amount of $40,000 held with Computer Clearing Services, Inc., to the vendors of the Global-American Investments, Inc. shares. As at September 30, 2001, we advanced a net amount of $126,000 to Global-American Investments, Inc. for working capital purposes.

We have filed with NASDR a continuing membership application, as well as an application to increase the number of Global-American Investments, Inc.'s branches from one to up to three. We are awaiting further comments, if any, on our continuing membership application from the NASDR. Global-American Investments, Inc. continues to operate under its existing plan of operation and as a wholly-owned subsidiary of SE Global. Upon the final acceptance of our continuing membership application by NASDR, we plan to transfer or license a significant part of our existing business operations to Global-American Investments, Inc. thereby streamlining administration of our business.

If we raise $3 million we anticipate this will provide sufficient funds for corporate overhead, more strategic acquisitions to build our company internationally, and the expansion of our business development and marketing programs.

Plan of Operation

On March 12, 2001, we acquired and announced the international distribution rights to a non browser-based direct access stock-trading platform, branded "SE Global Trade". Over the next 12 months, we will concentrate on marketing this product to the active stock-trader segment internationally, through our global alliance of brokerage firms, marketing representatives and our business development team. Our recent acquisition of Global-American Investments, Inc. is anticipated to provide us with revenues and a cash flow stream.

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

Personnel

We currently have 15 employees and two independent consultants. Of the 15 employees, one is the CEO, one is the CFO, three are in business development and marketing, one is in research, one is in investor relations, three are in corporate administration, three are in operations, one is in compliance, and one is in technical support. Of the two independent consultants, one is in technical support and marketing, and one is in corporate administration and marketing. We plan to add employees and independent consultants through strategic acquisitions of complementing businesses over the next 12 months.

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

All orders for U.S. securities placed through our SE Global Trade or SEG Lite branded software are processed through Global-American Investments, Inc., a U.S. registered broker-dealers. Trades effected through Global-American Investments, Inc. are cleared by Computer Clearing Services, Inc.

We rely entirely on our alliance brokers such as Global-American Investments, Inc., and on clearing firms such as Computer Clearing Services, Inc., to process and clear orders placed through our SE Global Trade or SEG Lite branded software in an accurate and timely manner. Any failure by any of these parties to do so could damage our reputation and adversely affect our business.

We may be adversely affected if the NASDR does not accept Global-American Investments, Inc.'s continuing membership application.

Although we have recently completed the acquisition of all of the issued and outstanding shares of Global-American Investments, Inc., our control of Global-American Investments, Inc. is subject to final acceptance of our continuing membership application by NASDR. NASDR is permitting Global-American Investments, Inc. to continue to operate under its existing business plan. In the unlikely event that our continuing membership application is not approved by NASDR, we may be forced to sell our interest in Global-American Investments, Inc., which could adversely affect our business, including our ability to offer and expand our online financial services.

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

Our business could be harmed if new laws and government regulations relating to the Internet are adopted. Laws and regulations may be adopted in the future that address issues such as privacy, pricing, tax treatment, consumer protection standards and the characteristics and quality of online products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting certain types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. The Federal Communications Commission has decided that a web user's telephone calls to gain access to the Internet are interstate communications and, thus, subject to regulation by the federal government. Increased regulation of the Internet could increase the cost of transmitting or using data over the Internet. A number of proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on online commerce. In October, 1998, the Internet Tax Freedom Act imposed a three-year moratorium on state, local and federal taxation of Internet access, taxing electronic commerce in multiple states and discriminating against electronic commerce. The moratorium expired on October 21, 2001, despite attempts to introduce legislation that would have extended the moratorium for another two years. Accordingly, state and local governments could impose these types of taxes or discriminate against electronic commerce. In addition, existing state and local laws that tax Internet-related matters were expressly excluded from this moratorium. These regulations and other attempts at regulating commerce over the Internet, could impair the viability of online commerce and the growth of our business.

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

As of November 13, 2001, there were 14,384,962 shares of our common stock outstanding, of which approximately 84% are held by Capital Alliance. Capital Alliance may sell its shares in the public markets from time to time, subject to limitations imposed by federal securities laws. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by Capital Alliance or other stockholders in the market, or the perception that these sales could occur. These factors also could make it more difficult for us to raise funds through future offerings of our equity securities.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

On August 27, 2001, we sold an aggregate of 13,933 shares in the Common Stock of our Company to Investor First Financial Inc. without registering the said shares under the Securities Act.

The total offering price from sales of these shares in the Capital Stock of our Company is $20,899.50. The sales were made by SE Global pursuant to the exemption from registration provided by Regulation or S because Investor First Financial Inc. is not a U.S. person as the term is defined in Regulation S and is resident in the Province of British Columbia, Canada. The sales were made by SE Global without the engagement of an underwriter.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On July 28, 2001, Charles Chen resigned as director of our Company. On November 6, 2001, our Board of Directors, by a unanimous written resolution, appointed Anish Sunderji to be a director of our Company to fill the vacancy created by Charles Chen's resignation.

Effective October 10, 2001, subsequent to the period covered by this quarterly report, we cancelled our existing stock option plan (the "Former Stock Option Plan") that had been adopted on February 22, 2001, and replaced it with a new stock option plan (the "2001 Stock Option Plan').

The 2001 Stock Option Plan authorizes the issuance of stock options that, in the direction of the administrator of the plan (the "Plan Administrator", which will initially be the Board of Directors of SE Global), will qualify as incentive stock options (the "Incentive Stock Options") under Section 422 of the Internal Revenue Code of 1986, or as stock options (the "Non-Qualified Stock Options") that do not qualify under Section 422 of the Internal Revenue Code of 1986. The Plan Administrator is authorized under the 2001 Stock Option Plan to grant options to acquire up to a total of 2,500,000 common shares, provided however, that a maximum of 700,000 common shares will be available for grant of Incentive Stock Options under the 2001 Stock Option Plan. On October 10, 2001, SE Global issued a total of 1,760,000 Non-Qualified Stock Options pursuant to the 2001 Stock Option Plan, as well as an additional 340,000 stock options to certain consultant companies outside of the 2001 Stock Option Plan.

Any Incentive Stock Options granted under the 2001 Stock Option Plan prior to its ratification by the shareholders of the Company will be granted subject to approval of the 2001 Stock Option Plan by the holders of a majority of the Company's outstanding shares within twelve months after the effective date of the 2001 Stock Option Plan. If such shareholder approval is sought and not obtained, the, among other things, all such Incentive Stock Options granted prior thereto will be deemed to be Non-Qualified Stock Options.

All options outstanding under the Former Stock Option Plan as at the date of its termination have been cancelled with the consent of the holders thereof.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

We did not file any Current Report on Form 8-K during the period covered by this quarterly report.

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

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

3.2 Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

3.3 Certificate of Amendment to Articles of Incorporation, dated April 11, 2000

(10) Material Contracts

10.1 Agent Marketing Agreement dated as of July 1, 2001, between SE Global Equities, Inc. and DTS Daytrading Systems Inc.

10.2 Agent Marketing Agreement dated as of October 25, 2001 between SE Global Communications (Hong Kong) Limited and Express Stock Financial Services Ltd.

10.3 The 2001 Stock Option Plan

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

SE GLOBAL EQUITIES CORP.

/s/ Toby Chu
By: _____________________________
Toby Chu, President and CEO/Director
Date: November 19, 2001

/s/ Tim Leong
By: _____________________________
Tim Leong, Chief Financial Officer
Date: November 19, 2001