Form 10KSB
period 2001-12-31
SE GLOBAL EQUITIES CORP
filed 2002-04-01
CIK 1088005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 2001
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ]to[ ]

Commission file number  000-27189

SE GLOBAL EQUITIES CORP. (Exact name of Registrant as specified in its charter)
Minnesota (State or other jurisdiction of incorporation or organization)	41-0985135 (I.R.S. Employer Identification No.)
Suite 1200, 777 West Broadway Vancouver, BC, Canada (Address of principal executive offices)	V5Z 4J7 (Zip Code)

Registrant's telephone number, including area code (604) 871-9909

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Not Applicable	Name of each exchange on which registered Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share (Title of class)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Registrant's revenues for its most recent fiscal year: $660,213

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

14,647,018 common shares @ $0.475(1) = $6,957,334

(1) Average of the best bid and asked prices on March 12, 2002

(ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

14,647,018 common shares issued and outstanding as of March 1, 2002

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars. All references to CDN$ refer to Canadian Dollars.

As used in this annual report, the terms "we", "us", "our", and "SE Global" mean SE Global Equities Corp. and its wholly-owned subsidiaries SE Global Equities, Inc., SE Global Capital, Inc. (formerly SE Global Direct, Inc.) and Global-American Investments, Inc., unless otherwise indicated.

Business Development - General

We were formed in Minnesota on June 20, 1972 under the name "Land Corporation of America, Inc." We changed our name to "Future Homes, Inc." on November 30, 1977, and then to "Future Technologies, Inc." on February 8, 1999. We have carried on business under our present name, "SE Global Equities Corp." since April 20, 2001.

We were inactive until the acquisition of 100% of the issued and outstanding shares of SE Global Equities Inc. (a company incorporated in the Cayman Islands on October 30, 2000). The acquisition of all the issued and outstanding shares of SE Global Equities Inc. was completed on February 21, 2001 by a share exchange reorganization pursuant to which we issued a total of 12,873,944 shares of common stock to the stockholders of SE Global Equities Inc.

The stockholders of SE Global Equities Inc. controlled approximately 89.6% of SE Global immediately after the share exchange. Accordingly, the acquisition was treated as a reverse acquisition for accounting purposes, and SE Global adopted the fiscal year of the "accounting acquirer", SE Global Equities Inc., of December 31.

SE Global now carries on business primarily through its wholly-owned subsidiaries SE Global Equities, Inc., which maintains its corresponding office at Suite 1200, 777 West Broadway, Vancouver, British Columbia, Canada V5Z 4J7, SE Global Capital, Inc. (a California corporation incorporated on May 9, 2001), which maintains its business office at Suite 225, 21660 Copley Drive, Diamond Bar, California, and also through Global-American Investments Inc., which maintains its business office at 34167 Pacific Coast Highway, Suite D, Dana Point, California.

We acquired all of the issued and outstanding shares of Global-American Investments, Inc., a registered broker-dealer organized under the laws of the state of Arizona, pursuant to a stock purchase agreement dated May 25, 2001. The acquisition was completed effective August 1, 2001, and the related change of ownership application was formally approved by NASD Regulation Inc. (the "NASDR") on December 7, 2001.

We paid $38,500 for our interest in Global-American Investments, Inc. In addition, Global-American Investments, Inc. distributed its deposits in the approximate aggregate amount of $40,000 held with Computer Clearing Services, Inc., to the vendors of the Global-American Investments, Inc. shares.

Our Current Business

SE Global is a provider of direct access trading software and financial resources for international investors. We have offices in Diamond Bar, California, Vancouver, British Columbia, Montreal, Quebec, and Hong Kong. Our subsidiary, Global-American Investments, Inc. maintains a separate office in Dana Point, California. We are in the process of providing our customers with access to our global alliance network of 28 brokerage firms, 24 hours a day, covering 29 stock exchanges spanning five continents.

SE Global is positioning itself as a financial Internet center linking investors to expanding global financial and equities markets. SE Global is not a broker and does not execute securities transactions. Rather, we have created a financial Internet center, which facilitates global investing by investors. Through our websites, customers gain access to SE Global's international network of alliance brokerage firms who execute all security trades for our customers, allowing investors to trade online around the globe. All securities-related transactions are transacted through Global-American Investments, Inc. and our alliance of broker-dealers.

SE Global provides direct access trading software, SE Global Trade and SEG Lite, and market data through a formal licensing and worldwide distribution agreement with Direct Access Financial Corporation ("Direct Access"). We pay a licensing fee to license the direct access trading software. The original term of the license was for one year commencing on March 9, 2001, subject to our right to renew the agreement for two successive one-year terms. We have exercised our option to renew the agreement for the current one-year term.

Users of the SE Global Trade and SEG Lite software open trading accounts directly with Global-American Investments Inc. or through any one of SE Global's alliance brokers. Those users of the software who choose to open accounts with Global-American Investments, Inc. or any of our alliance brokers are provided with direct access to the relevant broker. Unlike traditional web-based online brokers, direct access trading software enables the users to bypass middlemen and route trades directly to electronic communication networks and exchanges. As a result of direct access, SE Global Trade allows for swift trade execution and confirmation. SE Global Trade and SEG Lite route orders through channels that directly match buyers and sellers - unlike some web-based trading platforms which utilize local broker dealers who may sell orders to third parties, thereby potentially compromising both purchase price and speed of execution. Benefits of our direct access trading software include: fast trade execution and trade confirmation, and increased currency of available pricing information as a result of improved trade execution.

In late September 2001, SE Global launched a sophisticated data provider labeled Global Data Terminal ("GDT"). GDT is a low cost and highly efficient tool that enables investors to monitor securities on the Nasdaq, NYSE, AMEX, OPRA, CME exchanges in addition to Electronic Communications Networks (ECNs) in real time on their desktops.

The target market for GDT includes a broad range of individual investors, high net worth clients, proprietary traders, financial advisors, securities dealers and asset mangers located in North America and abroad. In particular, we believe we have positioned GDT to meet the market information needs of overseas clients who require a data platform with sophisticated charting and tracking features, which is moderately priced. GDT provides an extensive range of live Level II quotes from multiple U.S. stock and derivative exchanges, comprehensive fundamental and technical analysis tools, portfolio management, price alerts and time and sales data. GDT subscribers may access SE Global Trade, without its trading capabilities, for a fixed monthly fee. Those GDT subscribers wishing to upgrade to the full direct access trading capabilities of SE Global Trade may do so by paying additional activation fees.

SE Global is not a securities dealer in its own right and has not sought such registration. Our customers are required to open trading accounts with the appropriate alliance brokers, who screen applicants for new trading accounts, and who provide trade execution and support services, in compliance with local regulatory requirements. All orders for U.S. securities placed through our SE Global Trade or SEG Lite branded software are processed through our subsidiary, Global-American Investments, Inc., a U.S. registered broker-dealer.

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

Research and Development

Over the past two fiscal years, we have spent approximately $857,472 on research and development activities, comprised primarily of website development costs.

Employees

We currently have 15 employees and two independent consultants. Of the 15 employees, one is the Chief Executive Officer, one is the Chief Financial Officer, three are in business development and marketing, one is in research, one is in investor relations, three are in corporate administration, three are in operations, one is in compliance, and one is in technical support. Of the two independent consultants, one is in technical support and marketing, and one is in corporate administration and marketing.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgement regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Risks Related to Our Business

We have a limited operating history which makes predicting our future operating results difficult and uncertain.

We began offering online direct access trading services in February 2001. As a result, we have a limited operating history upon which you can evaluate us and our prospects. Our limited operating history makes predicting our future operating results difficult. We have incurred an operating and net loss in each fiscal period since our founding and may continue to incur losses if our operating expenses increase more quickly than our revenues. Our ability to achieve profitability in the future will depend upon our ability to expand our brand awareness and customer base, increase our global market presence and enhance and maintain our proprietary technology. To achieve these goals, we will need to increase spending on marketing, technology, product development and other operating costs. To the extent that revenues do not increase as a result of this increased spending, we may not be able to achieve profitability in the future. If we do achieve profitability, we may not be able to sustain it. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2001 and 2000 consolidated financial statements, which form part of this annual report. To the extent that such expenses are not followed in a timely manner by increased revenues, our business, results of operations, financial conditions and prospects would be materially adversely affected.

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

All orders for U.S. securities placed through our SE Global Trade or SEG Lite branded software are processed through our subsidiary, Global-American Investments, Inc., a U.S. registered broker-dealer. Trades effected through Global-American Investments, Inc. are cleared by Computer Clearing Services, Inc.

We rely entirely on Global-American Investments, Inc., on our alliance brokers, and on clearing firms such as Computer Clearing Services, Inc., to process and clear orders placed through our SE Global Trade or SEG Lite branded software in an accurate and timely manner. Any failure by any of these parties to do so could damage our reputation and adversely affect our business.

We may not be able to manage our growth effectively or budget adequately for costs associated with our growth.

Our growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources and systems. To manage our growth successfully we must continue to expand and improve our operational, information management and financial systems and controls on a timely basis. Our current senior management has limited experience managing a rapidly growing enterprise and may not be able to effectively manage our growth. We may not budget adequately for the costs associated with our continued growth, which could adversely affect our ability to offer and expand our online financial services.

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

Our industry is characterized by rapid changes in technology and customer demands. As a result, our current services may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new services and enhance our current services on a timely and cost-effective basis. Further, our services must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new services or enhanced versions of existing services. In addition, we may not be able to adapt new or enhanced services to emerging industry standards, and our new services may not be favorably received.

We may not be successful in pursuing new business opportunities, and we may not be able to compete successfully in any new business areas.

Until our acquisition of Global-American Investments, Inc., a registered broker-dealer, our business activities were limited almost entirely to providing direct access trading software and related market information. Our growth may depend in part on our strategy of providing other online financial services including banking, consumer credit, home mortgage brokerage services, insurance and merchandise payment, as well as the online distribution of securities in public offerings led by established investment banking firms. We may need to enter into acquisitions, joint ventures or other alliances to offer these additional financial services. We may not be able to identify suitable acquisition or partnership opportunities or enter into and maintain these arrangements on favorable economic terms. Further, we have no experience in providing these additional online financial services. If we enter new areas outside of our current business, we may be subject to additional regulatory and other requirements. We may not be successful in pursuing new business opportunities, and we may not be able to compete successfully in any new business areas.

Our growth could be impaired if we are not able to develop and maintain the relationships we need to implement our international strategy.

Our growth will depend, in large part, on the success of our international strategy. We have limited experience in providing our online direct access trading services internationally, and we will depend on financial institutions and brokerages in international markets to help us build our international operations. We depend upon each of our international alliance brokers to provide marketing expertise and a base of existing customers. If we are unable to develop and maintain these relationships or develop additional relationships in other countries, our ability to penetrate, and compete successfully in, foreign markets would be materially adversely affected. To implement fully our international strategy, we will need to expand our current relationships with international alliance brokers. These alliance brokers may not agree to expand these relationships.

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

We rely on third-party content providers to provide us with all of the financial information, market news, charts, stock quotes, research reports and other fundamental data that we offer to our customers. If we are unable to maintain these existing relationships, we will need to find other content providers that can provide similar information on commercially reasonable terms and whose information can be integrated into our websites. During this potentially time-consuming process, our customers could be unable to access critical market information on our websites. If we are unable to provide our customers with fundamental market and financial data for any extended amount of time, our reputation could be harmed and we could lose customers.

We could be subject to legal claims and our business could be harmed if there are breaches of our security or misappropriation of our customers' personal information.

Our computer systems may be vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems. A person who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. If a person is able to penetrate our network security or misappropriate our customers' personal financial or trading account information, we could be liable for unauthorized trades, impersonation or similar fraud claims. We could also be subject to claims for other misuses of personal information, such as for unauthorized marketing purposes. Any security breach or misappropriation of customer information could damage our reputation and materially adversely affect our business, financial condition and operating results. General concerns with respect to the security of Internet transactions and the privacy of users could also inhibit the use of the Internet as a means of conducting commercial transactions, such as securities trades.

We could lose our competitive advantages if we are not able to protect the proprietary technology and intellectual property rights that we license against infringement, and any related litigation could be time consuming and costly.

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

Our growth may be impaired and our current business may suffer if we do not successfully address risks associated with future acquisitions.

Our growth may depend in part upon our ability to successfully acquire other companies or technologies. We may encounter problems associated with acquisitions including:

- difficulties in integrating acquired operations, technologies, services and personnel with our existing operations and personnel;

- difficulties in meeting operating expectations for acquired businesses, services and technologies;

- failure to obtain required regulatory approvals;

- disruption of our ongoing business;

- errors or missed opportunities resulting from inexperience in new business areas;

- diversion of management's attention from other business concerns;

- adverse impact on earnings of amortization or write-offs of acquired goodwill and other intangible assets;

- issuances of equity securities, which may be dilutive to existing stockholders, to pay for acquisitions; and

- potential loss of key employees and/or customers of acquired companies.

If we fail to comply with any applicable regulatory requirements, our business activities could be limited or prohibited.

SE Global is not a securities dealer in its own right and has not sought such registration as a broker-dealer. All trade execution and support services are provided by our subsidiary, Global-American Investments, Inc., a U.S. registered broker-dealer, and our alliance brokers in compliance with local regulatory requirements. Our business operations may be subject to the stringent rules of the SEC, the NASDR and various other regulatory agencies. If we fail to comply with any such regulatory requirements, any one of these regulatory agencies may take administrative or legal action to limit or prohibit us from doing business and other regulatory bodies could suspend or expel us or impose limitations on our business activities. As a result, we could ultimately be required to cease or discontinue expansion of business activities or to liquidate our business.

We may be subject to legal claims in connection with the content we distribute.

We face potential indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement, violation of the securities laws and other claims based upon the third-party content that we distribute online. For example, by distributing negative investment research information, we may find ourselves subject to defamation claims regardless of the merits of these claims. Computer failures may also result in wide distribution of incorrect data. In these and other instances, we may be required to engage in protracted and expensive litigation, which would divert our management's attention and require us to expend significant financial resources. Our general liability insurance may not necessarily cover any of these claims or may not be adequate to protect us against all liability that may be imposed. Any claims or resulting litigation could have a material adverse affect on our business, financial condition and results of operations.

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

Indemnification of Directors, Officers and Others

Our By-laws provide that directors, officers, committee members and other persons shall have the rights to indemnification provided by Section 302A.521 of the Minnesota Statutes, which may discourage suits by our shareholders against such persons. Section 302A.521 of the Minnesota Statutes requires a corporation to indemnify any person who was or is a party, or who is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, arbitral or investigative, by reason of the fact that such person:

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

Our online direct access trading related services involve a new approach to securities trading. Individuals who have relied upon traditional means of commerce in the past may not accept, or may be slow in accepting, this new and very different method of conducting business. For example, investors who trade with more traditional brokerage firms, or even discount brokers, may be reluctant to trade securities over the Internet. Concerns and adverse publicity about security and privacy on the Internet or systems failures by us or other online brokerage firms could also hinder the growth of online brokerage trading.

Our alliance brokers may facilitate day trading, which are subject to significant risks and increased regulatory scrutiny.

Our subsidiary, Global-American Investments, Inc., and our alliance brokers may facilitate transactions for customers engaged in day trading. Day trading involves rapidly buying and selling stock in the hope that stocks will continue to climb or fall in value allowing a day trader to lock in quick profits. Because day trading is extremely risky, the SEC and NASDR have heightened their review of day trading broker-dealers. Further, because many day traders are not sophisticated, the number of complaints or lawsuits against brokers may increase due to day traders blaming the broker for their loss. As a result, failure by a broker-dealer to comply with regulatory requirements or the initiation of litigation against a broker-dealer may have an adverse effect on our business revenues.

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

Since our acquisition of Global-American Investments, Inc., a U.S. registered broker-dealer, effective August 1, 2001, we have recognized revenues in the form of commissions. We expect such commissions to continue to account for a substantial majority of our revenues in the near future. Therefore, we are directly affected by the same factors which affect the rest of the securities industry. These factors include economic and political conditions, broad trends in business and finance and changes in securities trading volumes and price levels. Each of these factors is beyond our control. The U.S. and international securities markets have fluctuated significantly in the past several years. A downturn in the U.S. securities markets would, and a downturn in international securities markets could, adversely affect our operating results. Recently, the market for technology and Internet-related stocks has been especially volatile. We believe an unusually large or extended downturn in this market could have a significant adverse effect on us because many of our customers invest in these types of stocks. In previous stock market declines, many firms in the securities industry suffered financial losses, and the level of individual investor trading activity temporarily decreased. In the future, any decrease in trading activity may not be temporary. In addition, customers using our software could suffer substantial losses in a market downturn and the customers may not trade to the same extent they traded before the downturn or at all. Declines in trading volume adversely affect our results of operations because our revenues are directly related to the number of trades that are processed. For these reasons, severe market fluctuations could have a material adverse effect on our business, financial condition and results of operations. Some of our competitors with greater financial resources and more diversified business lines might withstand a downturn in the securities industry better than we would.

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

These laws, rules and regulations focus on the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. Because the online brokerage industry is a new and rapidly evolving industry, its regulatory environment may be particularly subject to changes. Further, the SEC and NASDR are focusing significant attention on online trading as a result of the opportunity for abuse of federal securities laws and broker-dealer laws and the ease with which individual investors can quickly lose large sums of money. In recent years, various regulatory and enforcement agencies have been reviewing service and other issues, including systems capacity, customer access, best execution practices and advertising claims, as they relate to the online brokerage industry, including us. These reviews may result in enforcement actions or new regulations. If we fail to comply with the securities laws, rules or regulations, we could be suspended, censured or fined, receive a cease and desist order or have limitations imposed on our business activities. If we suffer any of these consequences, our business, financial condition and operating results could be materially adversely affected. In a worst-case situation, we could ultimately be required to liquidate our business. In addition, if we engage in underwriting activities in the future, we will be subject to various federal and state securities laws, rules and regulations regarding the process by which we sell and distribute securities to the public. If we fail to comply with these laws, rules and regulations, we could be subject to enforcement actions and civil claims which could be costly to defend and could damage our reputation. Our operations and profitability could also be directly affected by additional legislation, changes in rules promulgated by the SEC, the NASDR, the Board of Governors of the Federal Reserve System, state regulators, the various securities exchanges and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules.

Our business could be harmed if new laws and government regulations relating to the Internet are adopted. Laws and regulations may be adopted in the future that address issues such as privacy, pricing, tax treatment, consumer protection standards and the characteristics and quality of online products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting certain types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. The Federal Communications Commission has decided that a web user's telephone calls to gain access to the Internet are interstate communications and, thus, subject to regulation by the federal government. Increased regulation of the Internet could increase the cost of transmitting or using data over the Internet. A number of proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on online commerce. In October, 1998, the Internet Tax Freedom Act imposed a three-year moratorium on state, local and federal taxation of Internet access, taxing electronic commerce in multiple states and discriminating against electronic commerce. Although the moratorium initially expired on October 21, 2001, the subsequent enactment of the Internet Tax Non-Discrimination Act on November 28, 2001 resurrected the moratorium through to November 1, 2003. If the moratorium ends, state and local governments could impose these types of taxes or discriminate against electronic commerce. In addition, existing state and local laws that tax Internet-related matters were expressly excluded from this moratorium. These regulations and other attempts at regulating commerce over the Internet, could impair the viability of online commerce and the growth of our business.

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

Risks Related to Our Common Stock

Capital Alliance Group Inc. can control matters requiring stockholder approval because they own a large percentage of our common stock and may vote this common stock in a way with which you do not agree.

Capital Alliance Group Inc., our parent, owns approximately 82% of our outstanding common stock. As a result, Capital Alliance has the ability to exercise a controlling influence over our business and corporate actions requiring stockholder approval, including the election of our directors, a sale of substantially all our assets, a merger with another entity or an amendment to our certificate of incorporation. This concentration of ownership could delay, defer or prevent a change of control and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock. Also, in the event of a sale of our business, Capital Alliance could elect to receive any control premium to the exclusion of other stockholders. Capital Alliance will also have the ability to nominate and elect our directors and executive officers even if our other stockholders believe other management would be better for us.

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

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, could materially adversely affect the market price of our common stock. In addition, the market prices of equity securities of technology and Internet companies often fluctuate significantly for reasons unrelated to the operating performance of these companies. Our common stock may not trade at the same levels as other technology and Internet stocks. The trading prices of many technology and Internet companies have been highly volatile within the last year. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. If any securities litigation is initiated against us, we could incur substantial costs and our management's attention and resources could be diverted from our business.

Our stock price may decline if a large number of shares are sold or there is a perception that these sales may occur.

As of March 1, 2002, there were 14,647,018 shares of our common stock outstanding, of which approximately 82% are held by Capital Alliance. Capital Alliance may sell its shares in the public markets from time to time, subject to limitations imposed by federal securities laws. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by Capital Alliance or other stockholders in the market, or the perception that these sales could occur. These factors also could make it more difficult for us to raise funds through future offerings of our equity securities.

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

Item 2. Description of Property.

Capital Alliance Group, Inc. leases approximately 3,526 square feet of office space located at Suite 1200, 777 West Broadway, Vancouver, British Columbia, Canada under a lease which expires on August 31, 2005. Through our subsidiary, SE Global Equities, Inc., we rent a portion of these leased premises for approximately $2,500 per month. Our portion of these premises house our principal executive offices.

SE Global Equities, Inc. also leases approximately 160 square feet of office space located at 4160 Sherbrooke West, Suite 601, Montreal, Quebec, Canada under a month to month lease for a monthly rent of approximately $650 per month.

Through our wholly owned subsidiary, SE Global Equities Company Limited, we lease approximately 2,500 square feet of office space located at Unit 5507, 551F, The Centre, 99 Queen's Road central, Hong Kong, under a lease which expires on February 28, 2003 for a monthly rent of HK $67,149 (approximately $8,620) and HK $13,678 (approximately $1,755) for management costs.

Through our subsidiary, SE Global Equities Company Limited, we lease approximately 158 square feet of office space located at Unit 2518, 25/F, M. thea Tower, 87 Wireless Road, Bangkok, Thailand, under a lease which expired on November 30, 2001 for a monthly rent of ThB 31,000 plus taxes of ThB 2,170 (approximately $700).

Through our subsidiary, SE Global Capital, Inc. (formerly SE Global Direct, Inc.) we lease approximately 2,189 square feet of office space located at Suite 225, 21660 Copley Drive, Diamond Bar, California, under a lease which expires on May 31, 2004 for a monthly rent of $4,444.

Through our subsidiary Global-American Investments Inc., we lease approximately 500 square feet of office space located at 34167 Pacific Coast Highway, Suite D, Dana Point, California, under a month to month lease for a monthly rent of $600.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol "SEGB" and CUSIP# 78411U102. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our common shares are issued in registered form. Fidelity Transfer Company is the registrar and transfer agent for our common shares. Their address is 1800 South West Temple, Suite 301, Box 53, Salt Lake City, UT, 84155 Telephone: (801) 484-7222 Facsimile: (801) 466-4122.

The high and low bid prices for our common shares (obtained from Canada Stockwatch) for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended(1)	High	Low
December 31, 2001	$2.875	$1.05
September 30, 2001	$1.15	$0.55
June 30, 2001	$1.06	$0.58
March 31, 2001	$3.00	$1.688
December 31, 2000	n/a	n/a
September 30, 2000	n/a	n/a
June 30, 2000	n/a	n/a
March 31, 2000(2)	n/a	n/a

(1) The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 1, 2002, the shareholders' list for our common shares showed 224 registered shareholders and 14,647,018 common shares issued and outstanding.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not effect any sales of unregistered securities during the quarter ended December 31, 2001.

Item 6. Plan of Operation

Forward Looking Statements

This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed in Item 1 - "Risk Factors".

Cash Requirements

To December 31, 2001, we have incurred regular operating losses and, prior to our acquisition of Global-American Investments, Inc., had no significant source of revenue. Revenue for the year ended December 31, 2001 was approximately $660,000, which was comprised of commission from our Global-American Investments, Inc. Direct costs of approximately $314,000 during this period represented trade clearing charges and quotation costs. As the acquisition of Global-American Investments, Inc. was completed effective August 1, 2001, the revenues and direct costs included in the audited financial statements were only for a 5 month period (August 1, 2001 through December 31, 2001).

For the year ended December 31, 2001, we expended, before depreciation and amortization, approximately $258,000 per month to operate our business. Areas of significant expenditure include marketing and advertising, salaries and benefits, consulting fees, news and data feeds, and website development costs. Subsequent to December 31, 2001, expenditures have been reduced to approximately $125,000 per month to operate our business. As at December 31, 2001, we had approximately $394,000 in cash on hand (comprised of $161,000 unrestricted cash, $37,000 clearing deposit and $196,000 restricted cash). The unrestricted cash is available for general working capital purposes while the clearing deposit is held by the trade clearing house and restricted cash is deposit held by the leasing company for leased equipment. We are also funded by our majority shareholder, Capital Alliance Group Inc. We intend to meet additional cash requirements through the sale of our equity securities, proceeds received from the exercise of outstanding options and continued financing from our majority shareholder, Capital Alliance Group.

Prior to our acquisition of Global-American Investments, Inc. effective August 1, 2001, Global-American Investments, Inc.'s revenue grew at an average rate of 5% per month from May 2001 to July 2001. Following our acquisition of Global-American Investments, Inc., we embarked on a marketing campaign targeted at active stock traders. We have experienced increased revenue at an average rate of 12% per month since then, but it is unclear whether this level of revenue growth is sustainable. However, we believe that increased trading volume will allow us to negotiate lower trade clearing charges, thereby lowering our operational expenses. In addition, our costs for clearing transactions effected through the use of our SE Global Trade software has declined since the launching of the software in April 2001. We anticipate that Global-American Investments, Inc.'s internally generated cash flow from operations will contribute positively to our overall cash operating needs, but anticipate that we will continue to experience net losses for the foreseeable future.

To achieve our goals and objectives for the next 12 months, we plan to raise additional capital through private placements of our equity securities. In January, 2002, subsequent to the end of the period covered by this annual report, we effected a private placement of an aggregate of 135,000 units to two European investors pursuant to an exemption from registration provided by Regulation S under the Securities Act of 1933. Each unit was issued at a price of $0.50 and consists of one common share and one common share purchase warrant. Each warrant is exercisable at a price of $0.75 for a period of one year. Gross proceeds of the placement were $67,500.

We would like to raise a minimum of $500,000 subject to the equity market conditions. Ideally, if the equity markets improve dramatically over the next 12 months, we would like to raise approximately $2 million. Funds from any equity financing would be used for marketing and advertising of our licensed direct access stock-trading software, strategic acquisition of existing businesses that complement our market niche, and general working capital purposes.

If we are able to raise $2 million, we anticipate that this will provide sufficient funds for corporate overhead, more strategic acquisitions to build our company internationally, and the expansion of our business development and marketing programs.

Plan of Operation

On March 12, 2001, we acquired and announced the international distribution rights to a non browser-based direct access stock-trading platform, branded "SE Global Trade". Over the 12 months ending December 31, 2002, we will concentrate on marketing this product to the active stock-trader segment internationally, through our global alliance of brokerage firms, marketing representatives and our business development team. It is anticipated that our recent acquisition of Global-American Investments, Inc. will provide us with revenues and a cash flow stream.

Research and Development

We do not anticipate incurring any significant expenditures on research and development over the 12 months ending December 31, 2002.

Marketing

The international active stock-trader segment is the key market segment that we will focus upon. In particular, our company's strategy is to market the direct access stock-trading software through the following channels:

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

While marketing and user acquisition costs are minimized through leveraging the brand recognition and reputation of our global network of brokerage firms, we will incur marketing costs through business development and direct marketing efforts. The cost of these marketing efforts over the 12 months ending December 31, 2002 is anticipated to be at least $100,000.

Personnel

We currently have 15 employees and two independent consultants. Of the 15 employees, one is the Chief Executive Officer, one is the Chief Financial Officer, three are in business development and marketing, one is in research, one is in investor relations, three are in corporate administration, three are in operations, one is in compliance, and one is in technical support. Of the two independent consultants, one is in technical support and marketing, and one is in corporate administration and marketing.

We intend to continue to hire employees and independent consultants through strategic acquisitions of complementing businesses over the 12 months ending December 31, 2002.

Purchase or Sale of Equipment

We do not anticipate any significant purchase or sale of equipment over the 12 months ending December 31, 2002.

New Accounting Pronouncements

In June 1998, the United States Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards did not affect our consolidated financial statements.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

We do not expect SFAS 141 will have a material impact on our financial position or results of operations. In addition, we do not expect SFAS 142 will have a material impact on our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The implementation of this new standard is not expected to have a material effect on our consolidated financial statements.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles

Auditor's Report dated February 20, 2002

Consolidated Balance Sheets as at December 31, 2001 and December 31, 2000

Consolidated Statements of Operations for the year ended December 31, 2001, 11 months ended December 31, 2000 and the period from October 13, 1999 (inception) to December 31, 2001

Consolidated Statement of Stockholders' Equity for the year ended December 31, 2001, 11 months ended December 31, 2000 and the period from October 13, 1999 (inception) to December 31, 2001

Consolidated Statements of Cash Flows for the year ended December 31, 2001, 11 months ended December 31, 2000 and the period from October 13, 1999 (inception) to December 31, 2001

Notes to Consolidated Financial Statements

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)

CONSOLIDATED Financial Statements
December 31, 2001 and DECEMBER 31, 2000

(Expressed In United States Dollars)

AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUDITORS' REPORT

To the Stockholders and Board of Directors of SE Global Equities Corp.

We have audited the consolidated balance sheets of SE Global Equities Corp., (formerly Future Technologies, Inc.) (a development stage company), as at December 31, 2001 and December 31, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the the year ended December 31, 2001, 11 months ended December 31, 2000 and the period from October 13, 1999 (inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and December 31, 2000 and the results of its operations and its cash flows and the changes in stockholders' equity for the year ended December 31, 2001, 11 months ended December 31, 2000 the and the period from October 13, 1999 (inception) to December 31, 2001, in accordance with generally accepted accounting principles in the United States.

/s/ LaBonte & Company

CHARTERED ACCOUNTANTS

Vancouver, B.C.

February 20, 2002

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated February 20, 2002 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

/s/ LaBonte & Company
CHARTERED ACCOUNTANTS

Vancouver, B.C.
February 20, 2002

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2001	December 31, 2000
		(Note 1)
ASSETS

CURRENT
Cash and short-term investments	$ 161,349	$ 1,447,545
Accounts receivable	102,914	-
Prepaid expenses and deposits	-	18,679

	264,263	1,466,224

FIXED ASSETS (Note 4)	31,892	251,299
DUE FROM RELATED PARTIES	51,689	-
RESTRICTED CASH (Note 5)	195,846	308,901
CLEARING BROKER DEPOSIT	36,980	-

	$ 580,670	$ 2,026,424

LIABILITIES

CURRENT
Accounts payable	$ 162,552	$ 23,843
Current portion of capital lease obligation	104,199	93,540

	266,751	117,383

CAPITAL LEASE OBLIGATION (Note 5)	43,333	147,532
DUE TO PARENT COMPANY (Note 7)	683,710	1,517,279

	993,794	1,782,194

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

COMMITMENTS AND CONTINGENCIES (Notes 1 and 9)

CAPITAL STOCK (Note 6)
Authorized:
100,000,000 shares with $0.01 par value
Issued and outstanding: 14,464,962 shares	144,649	1
COMMON SHARE SUBSCRIPTIONS	67,500	2,418,086
ADDITIONAL PAID IN CAPITAL	4,442,777	-
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	-	(2,915)
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(5,068,050)	(2,170,942)

	(413,124)	244,230

	$ 580,670	$ 2,026,424

The accompanying notes are an integral part of these consolidated financial statements

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS
	For the year ended December 31, 2001	For the 11months ended December 31, 2000	October 13, 1999 (inception) to December 31, 2001
		(Note 1)	(Note 1)
REVENUES
Brokerage commissions	$ 660,213	$ -	$ 660,213
Direct costs	314,446	-	314,446

	345,767	-	345,767

EXPENSES
Depreciation	111,925	127,802	239,727
Consulting	781,445	533,593	1,414,228
General and administrative	2,128,402	608,533	2,879,292
Website development costs	182,582	674,890	897,398

	(3,204,354)	(1,944,818)	5,430,645

LOSS BEFORE THE FOLLOWING	(2,858,587)	(1,944,818)	(5,084,878)

OTHER (EXPENSES) INCOME
Interest income	36,599	69,878	106,477
Interest on leases	(21,576)	(14,529)	(36,105)
Loss on disposal of assets	(53,544)	-	(53,544)

NET LOSS FOR THE PERIOD	$ (2,897,108)	$ (1,889,469)	$ (5,068,050)

BASIC NET LOSS PER SHARE	$ (0.20)	$ (0.15)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	14,171,360	12,873,944

The accompanying notes are an integral part of these consolidated financial statements

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)

consolidated Statement of STOCKholders' Equity (CAPITAL DEFICIENCY)
FOR THE PERIOD FROM OCTOBER 13, 1999 (INCEPTION) TO DECEMBER 31, 2001

	Common shares		Additional Paid in Capital	Common share Subscriptions	Deficit accumulated during the development stage	Accumulated other comprehensive income (loss)	Total
	Number	Amount

Issuance of 2 common shares at $0.13 per share	2	$ 1	$ -	$ -	$ -	$ -	$ 1
Net loss for the period	-	-	-	-	(281,473)	(2,083)	(283,556)

Balance, January 31, 2000	2	1	-	-	(281,473)	(2,083)	(283,555)
Share subscriptions received	-	-	-	2,418,086	-	-	2,418,086
Net loss for the period	-	-	-	-	(1,889,469)	(832)	(1,890,301)

Balance, December 31, 2000	2	1	-	2,418,086	(2,170,942)	(2,915)	244,230
Issued on settlement of advances from CAG	277,692,306	356,002	990,137	-	-	-	1,346,139
Issued for subscriptions received	18,408,422	23,560	2,394,526	(2,418,086)	-	-	-

SEG Cayman balance before reverse acquisition	296,100,730	379,563	3,384,663	-	(2,170,942)	(2,915)	1,590,369
FTUT balance before reverse acquisition	1,497,085	14,971	56,740	-	(71,611)	-	100
Issued to effect reverse acquisition	12,873,944	128,739	(128,739)	-	-	-	-
Reverse acquisition recapitalization adjustment	(296,100,730)	(379,563)	307,952	-	71,611		-

SEG Equities balance after reverse acquisition	14,371,029	143,710	3,620,616	-	(2,170,942)	(2,915)	1,590,469
Issued for consulting services at $1.50 per share	13,933	139	20,761	-	-	-	20,900
Issued for stock options at $0.57 per share	80,000	800	44,800	-	-	-	45,600
Stock-based compensation	-	-	756,600	-	-	-	756,600
Common share subscriptions received	-	-	-	67,500	-	-	67,500
Currency translation adjustment	-	-	-	-	-	2,915	2,915
Net loss for the year	-	-	-	-	(2,897,108)	-	(2,897,108)

Balance, December 31, 2001	14,464,962	$ 144,649	$ 4,442,777	$ 67,500	$ (5,068,050)	$ -	$ (413,124)

Note The statement of Stockholders' Equity has been restated to reflect the reverse acquisition of SEG Cayman. Refer to Notes 1 and 3.

The accompanying notes are an integral part of these consolidated financial statements

SE GLOBAL EQUITIES CORP.
(formerly Future Technologies, Inc.)
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2001		For the 11months ended December 31, 2000	October 13, 1999 (inception) to December 31, 2000
		(Note 1)	(Note 1)

Cash flows from operating activities
Net loss for the period	$ (2,897,108)	$ (1,889,469)	$ (5,068,050)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation	111,925	127,802	239,727
- loss on disposal of assets	53,544	-	53,544
- interest	12,188	-	12,188
- non-cash general and administrative expense	20,900	8,839	29,739
- stock-based compensation	756,600	-	756,600
- accounts receivable	(33,182)	-	(33,182)
- prepaid expenses	42,565	-	32,726
- accounts payable	172,008	18,000	195,851

CASH USED IN OPERATING ACTIVITIES	(1,760,560)	(1,734,828)	(3,780,857)

Cash flows from investing activities
- acquisition of fixed assets	-	(103,086)	(103,086)
- cash acquired on acquisition of GAI	32,135	-	32,135
- cash acquired on acquisition of FTUT	100	-	100

CASH FLOWS FROM investing activities	32,235	(103,086)	(70,851)

Cash flows from financing activities
- restricted cash	100,867	(308,901)	(208,034)
- capital lease obligation repayments	(93,540)	(52,622)	(146,162)
- advances from parent company	318,787	1,061,675	1,836,066
- issue of common shares	45,600	-	45,601
- share subscriptions received	67,500	2,418,086	2,485,586

Cash flows from financing activities	439,214	3,118,238	4,013,057

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,915	(832)	-

Increase (DECREASE) in cash and cash equivalents	(1,286,196)	1,279,492	161,349

Cash and cash equivalents, Beginning of Period	1,447,545	168,053	-

Cash and cash equivalents, End of period	$ 161,349	$ 1,447,545	161,349

Supplemental cash flow information: Refer to Notes 3, 4 and 6.

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

The acquisition has been accounted for as a reverse merger with SEG Cayman being treated as the accounting parent and SEG Equities, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of SEG Cayman for all periods shown and those of the Company since the date of the reverse merger. The results of SEG Cayman include those of its wholly-owned subsidiary, SE Global Equities Company Limited ("SEGHK") a company incorporated October 13, 1999 under the laws of Hong Kong as a wholly-owned subsidiary of CAG and subsequently acquired from CAG by SEG Cayman effective January 29, 2001. This transaction did not result in a change in control of SEGHK and therefore the consolidated results of SEG Cayman are deemed to be a continuation of those of SEGHK. SEG Cayman is a development stage company with an effective date of inception of October 13, 1999. The comparative balance sheet as at December 31, 2000 and the comparative results of operation and changes in financial position for the periods ended December 31, 2000 are that of SEG Cayman.

As a result of the reverse merger, SEG Equities has adopted SEG Cayman's year-end of December 31. Accordingly these consolidated financial statements as at December 31, 2001 represent the Company's results of operations and changes in financial position for the year ended December 31, 2001.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and it's wholly owned subsidiaries, which include SE Global Capital, Inc. (originally incorporated as SE Global Direct, Inc.), a company incorporated on May 11, 2001 in the State of California, SEG Cayman and SEGHK as described in Note 1, and GAI as described in Note 3. The Company also has two subsidiaries, SE Global Communications (Hong Kong) Ltd. and SE Global Investment Company Limited, which are inactive and have no assets, liabilities or operations. All significant intercompany balances and transactions have been eliminated on consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Website Development Costs

The Company accounts for website development costs in accordance with EITF 00-02 whereby preliminary website development costs are expensed as incurred. Upon achieving technical and financial viability and ensuring adequate resources to complete development, the Company capitalizes all direct costs relating to the website development. Ongoing costs for maintenance and enhancement are expensed as incurred. Capitalized costs will be amortized on a straight-line basis over five years commencing upon substantial completion and commercialization of the website. To date the Company has not capitalized any web site development costs.

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

Foreign currency transactions

To date, the Company's primary source of funding has been subscription proceeds received in United States ("US") dollars. Expenditures to date have been in US, Canadian and Hong Kong dollars and future revenues are expected to be in US dollars. Accordingly the Company's functional currency is US dollars and as such, the financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their US dollar equivalents using foreign exchange rates that prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

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

Comprehensive income

Comprehensive income is defined as the change in equity from transactions, events and circumstances, other than those resulting from investments by owners and distributions to owners. Comprehensive income to date consists only of the net loss resulting from translation of the foreign currency financial statements of SEGHK.

Impairment of long-lived assets

The Company reviews the carrying amount of capital assets and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset. No impairment losses have been recorded through December 31, 2001.

Recent accounting pronouncements

The Company has adopted Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44") which clarifies the application of APB 25 for certain issues. This interpretation became effective July 1, 2000, with certain conclusions in this interpretation covering specific events that occurred after either December 15, 1998, or January 12, 2000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

In June 1998, The FASB issued Statement Number 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. As the Company does not currently use derivative instruments, the adoption of SFAS 133 does not have a significant effect on the Company's results of operations or its financial position.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect SFAS 142 will have a material impact on the Company's financial position or results of operations.

NOTE 3 - ACQUISITIONS

Future Technologies, Inc.

Effective February 21, 2001, SEG Equities (formerly FTUT) acquired 100% of the issued and outstanding shares of SEG Cayman in exchange for 12,873,944 shares of restricted common stock of SEG Equities. As a result of this transaction as at February 21, 2001, the former shareholders of SEG Cayman owned 89.6% of the 14,371,029 total issued and outstanding shares of SEG Equities, of which CAG owned 84.0%.

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

$ 3,764,326

F-8

NOTE 3 - ACQUISITION (cont'd)

These consolidated financial statements include the results of operations of SEG Cayman since October 13, 1999 (inception) and the results of operations of SEG Equities (formerly FTUT) since the date of the reverse merger on February 21, 2001. FTUT had no material assets, liabilities or operations for the period from October 1, 2000 to February 21, 2001.

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

The business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:
Assets and liabilities acquired at fair value:
Cash in bank	$ 70,635
Clearing deposits	36,980
Accounts receivable	69,732
Prepaid expenses	23,886
Accounts payable	(20,639)
Intercompany advances	(142,094)

Purchase price	$ 38,500

NOTE 4 - FIXED ASSETS

	December 31, 2001	December 31, 2000

Computer equipment	$ 65,398	$ 228,363
Computer software	-	78,323
Office equipment	22,919	22,919
Leasehold improvements	-	49,496

	88,317	379,101
Less: accumulated depreciation	(55,425)	(127,802)

	$ 32,892	$ 251,299

As at December 31, 2001, computer equipment and software includes $65,398 of equipment held under capital lease. Accumulated depreciation of leased equipment at December 31, 2001 is $41,782. During the year the Company vacated their leased premises and wrote off the balance of leasehold improvements resulting in a loss of $21,998. Also during the year the Company settled an outstanding obligation in the amount of $53,938, in exchange for computer equipment with a book value of $85,483 resulting in a loss of $31,545.

NOTE 5 - CAPITAL LEASE OBLIGATION

SEGHK entered into a Master Lease Agreement with GE Capital (Hong Kong) Limited dated June 30, 2000. Under the terms of the agreement, GE Capital agreed to finance the acquisition of computer equipment and software for $293,694. As security for the lease agreement GE Capital required that the Company deposit $300,000 with GE Capital, which renews every three months and earns interest at approximately 5% per annum. These funds will remain on deposit until the expiration of the lease, June 1, 2003. During the year the deposit was reduced to $195,846.

As of December 31, 2001, future minimum annual lease payments relating to assets held under capital leases, together with their present value are as follows:

2002	$ 115,116
2003	47,965

Total minimum lease payments	163,081
Amount representing interest	(15,549)

Present value of minimum lease payments	$ 147,532

NOTE 6 - CAPITAL STOCK

Effective January 29, 2001 SEG Cayman issued 277,692,306 shares of its common stock in settlement of advances from CAG totaling $1,346,139 and issued 18,408,422 shares of its common stock on subscriptions received prior to December 31, 2000 totaling $2,418,086. These shares were acquired in connection with the reverse merger (Refer to Note 3).

During 2001 the Company received $67,500 towards the purchase of shares from treasury.

During 2001 the Company issued 13,933 shares of common stock at $1.50 per share in settlement of consulting fees totalling $20,900.

During 2001 the Company received $45,600 on exercise of 80,000 stock options at $0.57 per share.

Subsequent to 2001 the Company received $77,520 on exercise of 136,000 stock options at $0.57 per share.

Stock-based compensation

February 2001 Stock Option Plan

Effective February 22, 2001, the Company adopted a Non-Qualifying Stock Option Plan (the "Plan") allowing for the awarding of options to acquire shares of the Company's common stock. These options were available to be awarded to employees, officers and directors of the Company. The maximum number of shares issuable under this plan was not to exceed 20% of the issued and outstanding shares of the Company's common stock. The Board of Directors determined the exercise price and term of the options at such time as the options were awarded. Options awarded under this plan vest to the holder as follows: 30% six months following the award date, 40% twelve months following the award date and 30% eighteen months following the award date.

Effective February 22, 2001, the Company awarded a total of 1,275,000 options under the Plan to certain employees, officers and directors of the Company and certain of its subsidiaries. These options were exercisable for a period of 5 years from the award date at an exercise price of $2.00 per share and were subject to the vesting conditions as described above. During the year 335,000 of these options were cancelled, leaving 940,000 options outstanding. Effective October 10, 2001the Company cancelled all options outstanding under this plan, cancelled this plan and adopted a new stock option plan (see below).

NOTE 6 - CAPITAL STOCK (cont'd)

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123. In accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

No compensation expense will be recorded upon vesting of the options granted under this Plan in accordance with the provisions of APB No. 25 as the exercise price of the options awarded approximated the market price of the Company's common shares as at the date of the award. Also, no additional compensation expense will be disclosed upon vesting of the options in accordance with the provisions of SFAS 123. In applying the Black-Scholes option-pricing model, no additional compensation expense resulted as the Company determined an expected volatility of 0%. This was determined on the basis that the options were granted concurrent with the completion of the reverse merger and as such no relevant historic market volatility had yet been established in the trading of shares of the Company's common stock.

October 2001 Stock Option Plan

Effective October 10, 2001, the Company adopted The 2001 Stock Option Plan (the "2001 Plan") allowing for the awarding of options to acquire shares of the Company's common stock. The 2001 Plan allows for Non-qualified Stock Options to be awarded to employees, officers, directors and consultants of the Company and for Incentive Stock Options to be awarded to employees of the Company. The maximum number of options issuable under this plan cannot exceed 2,500,000 of which a maximum of 700,000 can be Incentive options. The incentive options must be granted at a minimum of market value of the Company's common stock and for a term not to exceed 5 years. Unless otherwise determined, the Incentive options will vest to the holder as follows: 30% six months following the award date, 40% twelve months following the award date and 30% eighteen months following the award date. The non-qualified options vest immediately, must be granted at a minimum of 85% of the market value of the Company's common stock and for a term not to exceed 10 years.

Effective October 10, 2001 the Company awarded a total of 2,150,000 non-qualified options at a price of $0.57 under the 2001 Plan to certain employees, officers, directors and consultants of the Company and certain of its subsidiaries. Of these options, 940,000 are deemed to be a modification of options granted under the original Plan and as such are subject to variable accounting in accordance with the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44").

Of these options, 1,530,000 were granted to employees, officers and directors at less than market value of the Company's common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $153,000. In addition, 940,000 of these options are subject to variable accounting in accordance with FIN 44 resulting in additional compensation expense as at December 31, 2001 of $206,800. The remaining 620,000 options were granted to consultants and have been accounted for as required by SFAS No. 123 by applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 5%, expected option life of five years and an expected volatility of 174%, resulting in additional compensation expense of $396,800.

NOTE 6 - CAPITAL STOCK (cont'd)

The following table summarizes the Company's stock option activity for the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2000	-	$ -
Granted, February 22, 2001	1,275,000	2.00	5.00 years
Cancelled	(335,000)	2.00

	940,000	2.00	4.39 years
Cancelled	(940,000)	2.00
Granted, October 10, 2001	2,150,000	0.57
Exercised	(80,000)	0.57

Balance, December 31, 2001	2,070,000	$ 0.57	4.78 years

In addition, with respect to stock options granted to employees, officers and directors, the following pro-forma information is provided as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 5%, expected option life of five years and an expected volatility of 174%.

Net loss	As reported	$ (2,897,108)
APB 25 compensation expense	As reported	153,000
FIN 44 compensation expense	As reported	206,800
SFAS 123 compensation expense	Pro-forma	(979,200)

	Pro-forma	$ (3,516,508)

Pro-forma net loss per share
Basis and fully diluted	Pro-forma	$ (0.25)

NOTE 7 - RELATED PARTY TRANSACTIONS

During 2001, consulting and web site development costs totalling $59,330 were paid to Irix Design Group Inc. ("Irix"), a private company controlled by CAG, and expenses totaling $30,637 were paid on behalf of Irix which amount remains outstanding at year end. During 2001 the Company made advances of $21,050 on behalf of a Director of the Company. These advances bear no interest and have no stated terms of repayment.

Management fees of $42,500 were incurred to a Director of the Company of which $22,500 was paid during the year leaving an outstanding balance of $43,000 (2000 - $23,000), which is included in accounts payable. These amounts are non-interest bearing and have no stated terms of repayment.

NOTE 7 - RELATED PARTY TRANSACTIONS (cont'd)

During the year CAG converted $1,346,139 of Company debt into shares of the Company, received net cash advances from the Company of $10,668 (net cash advances given to the Company for the period ended December 31, 2000 - $214,325), and paid or incurred expenses on behalf of the Company of $523,237 (period ended December 31, 2000 - $847,350) which have been included in the Company's determination of net loss for the year as follows:

	December 31, 2001	December 31, 2000

Consulting	$ 130,566	$ 131,137
General and administrative	392,671	218,777
Website development costs	-	497,436

	$ 523,237	$ 847,350

As at December 31, 2001 $683,710 (2000 - $1,517,279) was owing to CAG. These amounts are presently non-interest bearing and have no stated terms of repayment.

During the year the Company incurred management and consulting fees to Directors of the Company in the amount of $189,688.

NOTE 8 - INCOME TAXES

The Company and its subsidiaries have combined tax losses of approximately $4,187,000, which may be available to reduce future year's taxable income, that result in deferred tax assets. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE 9 - FINANCIAL INSTRUMENTS/COMMITMENTS AND CONTINGENCIES

Interest rate risk exposure

The Company has limited exposure to any fluctuation in interest rates.

Foreign exchange risk

The Company is subject to foreign exchange risk for sales and purchases denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. The Company does not actively manage this risk.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents on deposit with high credit quality financial institutions. Receivables arising from sales to customers are generally not significant individually and are not collateralised; as a result, management continually monitors the financial condition of its customers to reduce the risk of loss.

Fair values of financial instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations. The fair values of these financial instruments approximate their carrying values. The fair value of the Company's capital leases are estimated based on market value of financial instruments with similar terms. Management believes that the fair value of the debt approximates its carrying value.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

We filed a Current Report on Form 8-K on June 13, 2001 in respect of our change of accountants from S.W. Hatfield, C.P.A. to Labonte & Co. on June 7, 2001. Our decision to change accountants was based on the fact that Labonte & Co. was already engaged to audit the financial statements of certain companies associated with us, including our majority shareholder, Capital Alliance Group Inc. We provided S.W. Hatfield, C.P.A. with a copy of the original Current Report on Form 8-K on June 14, 2001, subsequent to its filing with the Securities and Exchange Commission, and requested that S.W. Hatfield, C.P.A. furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agreed with the statements made in the original Current Report on Form 8-K, and if not, stating the aspects with which they did not agree. In its letter to the Securities and Exchange Commission dated June 19, 2001, S.W. Hatfield, C.P.A. advised, among other things, that:

"[W]e were engaged by current management to audit the financial statements of Future Technologies, Inc. using a Board of Directors approved change of year-end from September 30 to December 31 on or about April 11, 2001. During the course of this engagement, a difference of opinion arose related to the requirements of the U.S. Securities and Exchange Commission related to the filing of a transitional Form 10-KSB. We have had no discussions with management related to the completion of the April 11, 2001 engagement since May 2001. Accordingly, we cannot comment on, nor believe that, 'there were no disagreements with Scott W. Hatfield, CPA on any matter concerning principles or practices, financial statement disclosure or auditing scope or procedure."

We filed an amended Current Report on Form 8-K/A in respect of our change of accountants on June 21, 2001, in which we disclosed the position taken by S.W. Hatfield, C.P.A. However, we also confirmed our position that, based on our understanding of the policies of the Securities and Exchange Commission, we were not required to file a transition report on Form 10-KSB since our acquisition of all the issued and outstanding shares of SE Global Equities Inc. was being treated as a reverse acquisition for accounting purposes, and further that we have adopted the fiscal year of the "accounting acquirer", SE Global Equities, Inc., of December 31.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

As at the date of this annual report, our officers and directors, their ages, positions held and duration of positions held are as follows:

Name	Age	Position with the Company	Date Position First Held
Toby Chu	41	President, Chief Executive Officer and Director	February 20, 2001
Tim Leong	39	Chief Financial Officer, Secretary and Treasurer	February 21, 2001
Prithep Sosothikul	43	Director	February 21, 2001
G. David Richardson	50	Director	February 21, 2001
Ken Lee	36	Director	February 21, 2001
Sukanya Prachuabmoh	50	Director	February 21, 2001
Mark Lee	31	President of SE Global Capital, Inc.	May 1, 2001
Cedric M. Swirsky	42	President and Secretary of Global-American Investments Inc.	November 6, 1998

Toby Chu, President, Chief Executive Officer and Director

Mr. Toby Chu has been the President, CEO, and a Director of SE Global since it was founded in 1999. Since 1986, Mr. Toby Chu has also been the President, CEO, and Director of Capital Alliance Group Inc, a Canadian listed company, and parent company of SE Global Equities Corp. Mr. Chu also serves on the Board of Directors for 9 other privately and publicly held companies in Canada, United States, Hong Kong, China and Switzerland. Mr. Chu has an extensive experience in business management and administration particularly in the areas of Initial Public Offering, Reverse Take Over, Merger Acquisition, Corporate Finance and Venture Capital.

Prior to his involvement with Capital Alliance Group, Mr. Chu was the operations manager of a major food distribution company and was also a director of three other computer-related companies that grossed over $25 million in 1992. In 1993, Mr. Chu was awarded the honor of "Top 40 Business People Under the Age of 40'" by the Business in Vancouver newspaper. He guided one of Capital Alliance Group's former subsidiaries, ANO Office Automation, to become the "33rd Fastest Growing Company out of 100 Companies in Canada" (PROFIT magazine - 1993), and guided Capital Alliance Group to become one of the "Top 100 Public Companies in Vancouver" ranked by Business in Vancouver Newspaper in 1994. Mr. Chu was nominated for the Ernst & Young Chartered Accountants and Montreal Trust sponsored Entrepreneur of the Year Award and made the short-list as one of the top 30 finalists among 300 nominees across Canada.

Over the past two decades, Mr. Chu has founded, merged or acquired over twenty companies in a wide range of industry sectors including: information technology, Internet personnel services, academic and career education, marketing media, securities and investments. These companies currently have a business presence in Canada, United States, Thailand, Hong Kong, China and the Middle East.

Tim Leong, Chief Financial Officer, Secretary and Treasurer

Mr. Tim Leong is responsible for the financial matters of the SE Global Group of Companies. Mr. Leong has been the Chief Financial Officer of SE Global's parent company, Capital Alliance Group, since July 1995 and served as a director from July 1995 to July 1996. Prior to joining Capital Alliance Group in 1994, Mr. Leong was a Senior Manager of Dyke & Howard, Chartered Accountants and Auditor, Price Waterhouse Chartered Accountants.

Prithep Sosothikul, Senior Vice President - South Asia and Director

Mr. Sosothikul earned his Bachelor of Science degree in Computer Science at the University of Missouri at Rolla. Mr. Sosothikul is a well-known business executive in Thailand with extensive contacts throughout Southeast Asia's IT industry including Singapore, Cambodia, India, Laos, Malaysia and the Philippines. Mr. Sosothikul completed his studies in the United States and returned to Thailand in 1980. Since his return to Thailand, he has worked for major international corporations such as Loxley Public Co., Ltd., the Seacon Group, Datamat Public Company Ltd., HCL, and Perot Systems of Singapore. For three years, he served as the president and executive director of Datamat Public Company Ltd. of Bangkok, Thailand. During these years, he guided Datamat in its international expansion plan and doubled their annual revenue from $65 million CAD to over $130 million CAD. Among other accomplishments, Mr. Sosothikul was the founder and managing director of Seacon Co. Ltd. He was also responsible for establishing corporate and marketing policies for Seacon Center, the fifth largest shopping center in the world, and the largest in Asia. He is also a Director of various private and public companies in Thailand with total revenue exceeding CDN$150 million dollars.

G. David Richardson, Director

Prior to becoming President of Investor First Financial Inc., Mr. Richardson worked with his family's business, James Richardson and Sons, Limited which was founded in 1857.

Concurrent with and supporting his experience with the family enterprise, Mr. Richardson was actively involved in government lobby activities. He was a founding member and director of the Asia Pacific Foundation and was co-leader in various government trade missions to Asia while on the Board of the Canada China Trade Council.

Mr. Richardson has served as director on many boards during the past 25 years as well as having been a past member of numerous charities and philanthropic activities. He is currently a Director Emeritus of Ducks Unlimited, Director of Novus Telecom Group Inc., and Director of International Kodiak Resources Inc. Mr. Richardson was elected to the Board of Capital Alliance Group Inc., the parent company of SE Global Equities, in August 1999 and joined the Board of SE Global in February 2001.

Ken Lee, Director

Mr. Ken Lee is a Certified Management Consultant (CMC) and a Chartered Accountant (CA). He has also earned a Bachelor of Commerce degree with Honours and Distinction. Currently, he is providing management consulting services in the areas of strategic development, business transformation, organizational & process design, information management, and financial analysis, planning and control. Mr. Lee has extensive experience in a number of industries including financial institutions, telecommunications, utilities, information technology services, forestry, government, real estate and small business. Mr. Lee brings to the board an extensive background in strategic and financial management.

Sukanya Prachuabmoh, Director

Ms. Sukanya Prachuabmoh was appointed to Family Court Judge of Thailand in 1999 by his majesty the King, Rama 9. In addition to her experience in the public service sector, Ms. Prachuabmoh is an established businessperson who has business interest in market sectors ranging from banking, real estate, food, entertainment, and technology. Ms. Prachuabmoh is the Chairperson for Bovis (Thailand) Company Limited, a company specializing in the construction of airports, hospitals, schools, theaters, arenas, and offices. The Bovis Company spans 100 years of history, 36 countries, and six continents. Ms. Prachuabmoh is also Chairperson of the Datamat Public Company Limited, with business focus on computer system integration sales and servicing relating to major system installations. In addition, Ms. Prachuabmoh is a Director of the Rattanakonsin Institute of Technology, a fully accredited institution that focuses on medicine, computer science, engineering, and business management.

Mark Lee, President of SE Global Capital, Inc.

Mark Lee is the President and Director of SE Global Capital Inc of Diamond Bar, California - a sister company to SE Global Investment Company Limited of Hong Kong. Mr. Lee is a graduate of University of California, Berkley, major in Bio-engineering. He is also a licensed securities dealer with the United States National Association of Securities Dealers (NASD). Prior to joining SE Global group of companies, Mr. Lee served as senior management and investment advisor for several investment dealers in the California area. In 1996, Mr. Lee founded his own on-line investment company with special focus on the on-line Direct Access trading industry.

During his 10 years in the securities industry, Mr. Lee established a wide network of business contacts ranges from the United States to many parts of Asia. He possesses in-depth knowledge, skills and experience in portfolio management, merger acquisitions, securities and stock broking, with emphasis in the international corporate finance sector.

Cedric M. Swirsky, President and Secretary of Global-American Investments Inc.

Cedric is the executive responsible for ensuring that Global American Investments, Inc. (GAI), our U.S. registered broker-dealer arm operations strictly comply with all securities industry regulations. To his role, he brings years of securities industry experience with a heavy emphasis on compliance.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors and persons who own more than 10% of a registered class of our equity securities file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, during the fiscal year ended December 31, 2001, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Item 10. Executive Compensation.

Summary of Compensation of Executive Officers

The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three complete fiscal years. No other officer or director received annual compensation in excess of $100,000 during the last three complete fiscal years.
SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compen- sation
		Salary	Bonus	Other Annual Compen- sation	Awards		Payouts
					Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts
Toby Chu President, CEO and Director(1)	2001	35,500	Nil	Nil	290,000(3)	Nil	Nil	Nil
Craig Laughlin President(2)	2000 1999	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) Mr. Chu was appointed President, Chief Executive Officer and a director of our company on February 20, 2001.

(2) Mr. Laughlin resigned as President of our company on February 20, 2001.

(3) Mr. Chu was granted options to purchase 290,000 common shares in the capital of our company, pursuant to our 2001 Stock Option Plan. The options are exercisable at a price of $0.57 per share and expire on October 9, 2006.

As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer's employment with our company, from a change in control of our company or a change in such officer's responsibilities following a change in control.

Stock Options/SAR Grants

The following grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2001 to our named executive officers:

OPTIONS GRANTED TO OUR NAMED EXECUTIVE OFFICERS
IN THE YEAR ENDED DECEMBER 31, 2001

Name	Number of Shares of Common Stock Underlying Options Granted	% of Total Options Granted(1)	Exercise or Base Price ($/Share)	Expiration Date
Toby Chu(2)	290,000	13.5%	$0.57	October 9, 2006

(1) The total number of options to purchase common shares granted to employees/consultants/officers/directors during the fiscal year ended December 31, 2001 was 2,150,000.

VALUE OF THE OPTIONS GRANTED IN THE YEAR ENDED DECEMBER 31, 2001

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares of Common Stock Underlying Unexercised Options as December 31, 2001 Exercisable / Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2001 Exercisable / Unexercisable(1)
Toby Chu (2)	nil	nil	290,000 / 0	$92,800 / $0

(1) The closing bid price on December 31, 2001 was $0.89.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Option Plan

Effective October 10, 2001, our board of directors approved a stock option plan referred to as the "2001 Stock Option Plan". Also on October 10, 2001, our board of directors cancelled the "2001 Non-Qualified Stock Option Plan" and, with the consent of the holders thereof, all of the options that had been granted pursuant to that Plan.

The 2001 Stock Option Plan authorizes the issuance of stock options that, in the direction of the administrator of the plan (the "Plan Administrator"), which will initially be the Board of Directors of SE Global), will qualify as incentive stock options (the "Incentive Stock Options") under Section 422 of the Internal Revenue Code of 1986, or as stock options (the "Non-Qualified Stock Options") that do not qualify under Section 422 of the Internal Revenue Code of 1986. The Plan Administrator is authorized under the 2001 Stock Option Plan to grant options to acquire up to a total of 2,500,000 common shares, provided however, that a maximum of 700,000 common shares will be available for grant of Incentive Stock Options under the 2001 Stock Option Plan. As of December 31, 2001, SE Global had granted a total of 2,150,000 Non-Qualified Stock Options pursuant to the 2001 Stock Option Plan. As of December 31, 2001, 80,000 of the options had been exercised.

Any Incentive Stock Options granted under the 2001 Stock Option Plan prior to its ratification by the shareholders of our company will be granted subject to approval of the 2001 Stock Option Plan by the holders of a majority of our company's outstanding shares within twelve months after the effective date of the 2001 Stock Option Plan. If such shareholder approval is sought and not obtained, the, among other things, all such Incentive Stock Options granted prior thereto will be deemed to be Non-Qualified Stock Options.

Directors' Compensation

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended December 31, 2001. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

On October 10, 2001, we granted an aggregate of 300,000 options to purchase common shares in the capital of our company to four (4) of our directors and 290,000 options to purchase common shares in the capital of our company to a director who is also an officer of our company. The options are exercisable at a price of $0.57 per share and expire on October 9, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as at March 1, 2002, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Toby Chu President, CEO and director 3780 Kilby Court Richmond, BC, Canada V6X 3M9	290,000(2)	2.0%
Tim Leong Chief Financial Officer, Secretary and Treasurer 3245 E. 17th Avenue Vancouver, BC, Canada V5M 2N9	70,000(3)	0.5%
Prithep Sosothikul Director 85 Sukumvit Soi-39 Bangkok, Thailand 10110	90,000(4)	0.6%
G. David Richardson Director 2890 West 47th Avenue Vancouver, BC Canada V6N 3N7	90,000(6)	0.6%
Ken Lee Director 191 West 20th Avenue Vancouver, BC, Canada V5Y 2C4	90,000(7)	0.6%
Sukanya Prachuabmoh Director 51/76 Sukhumvit 23 Bangkok, Thailand 10110	30,000(8)	0.2%
Capital Alliance Group Inc. 1200 - 777 West Broadway Vancouver, BC V5Z 4J7	12,065,217(9)	82.4%
Directors and Executive Officers as a Group	12,725,217(10)	86.9%

(1) Based on 14,647,018 shares of common stock issued and outstanding as of March 1, 2002. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Includes 290,000 options to purchase common shares in the capital of our company, exercisable within 60 days.

(3) Includes 70,000 options to purchase common shares in the capital of our company, exercisable within 60 days.

(4) Includes 90,000 options to purchase common shares in the capital of our company, exercisable within 60 days.

(5) Includes 70,000 options to purchase common shares in the capital of our company, exercisable within 60 days.

(6) Includes 90,000 options to purchase common shares in the capital of our company, exercisable within 60 days.

(7) Includes 90,000 options to purchase common shares in the capital of our company, exercisable within 60 days.

(8) Includes 30,000 options to purchase common shares in the capital of our company, exercisable within 60 days.

(9) Our President and CEO, Toby Chu, is also the President, CEO and a director of Capital Alliance Group Inc.

Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

As detailed elsewhere in this annual report, we acquired 100% of the issued and outstanding shares of SE Global Equities Inc. (a company incorporated in the Cayman Islands on October 30, 2000) effective February 21, 2001. The acquisition was effected by a share exchange reorganization pursuant to which we issued a total of 12,873,944 shares of common stock (representing approximately 89.6% of our issued and outstanding common stock immediately following the acquisition) to the stockholders of SE Global Equities Inc., including our parent company, Capital Alliance Group Inc. Capital Alliance Group Inc. now holds approximately 82% of our issued and outstanding shares of common stock.

During the year ended December 31, 2001 we paid consulting and website development costs totalling $59,330 to Irix Design Group Inc. ("Irix"), a private company controlled by Capital Alliance Group Inc. We also paid expenses totalling $28,637 on behalf of Irix, which amount remains outstanding.

During the year ended December 31, 2001, Capital Alliance Group Inc. made net cash advances to us of $29,093, and paid or incurred expenses on our behalf of $523,237. During the period ended December 31, 2000, Capital Alliance Group Inc. made net cash advances to us of $214,325, and paid or incurred expenses on our behalf of $847,350. The amounts paid or incurred on our behalf by Capital Alliance Group Inc. have been included in determining our net losses for the years ended December 31, 2001 and December 31, 2000, as follows:

	December 31, 2001	December 31, 2000

Consulting	$ 130,566	$ 131,137
General and administrative	392,671	218,777
Website development costs	-	497,436

	$ 523,237	$ 847,350

Amounts due to Capital Alliance Group Inc. are presently non-interest bearing and have no specific terms of repayment.

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Reports of Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

Financial Statements

Auditor's Report dated February 20, 2002

Consolidated Balance Sheets as at December 31, 2001 and December 31, 2000

Consolidated Statements of Operations for the year ended December 31, 2001, 11 months ended December 31, 2000 and the period from October 13, 1999 (inception) to December 31, 2001

Consolidated Statement of Stockholders' Equity for the year ended December 31, 2001, 11 months ended December 31, 2000 and the period from October 13, 1999 (inception) to December 31, 2001

Consolidated Statements of Cash Flows for the year ended December 31, 2001, 11 months ended December 31, 2000 and the period from October 13, 1999 (inception) to December 31, 2001

Notes to Consolidated Financial Statements

Exhibits

Exhibit Number and Exhibit Title

(3) Articles of Incorporation and Bylaws

3.1 Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

3.2 Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

3.3 Certificate of Amendment to Articles of Incorporation, dated April 11, 2001

(10) Material Contracts

None.

(21) Subsidiaries

21.1 SE Global Equities Inc.

21.2 SE Global Equities Company Limited

21.3 SE Global Communications (Hong Kong) Limited

21.4 SE Global Investment Company Limited

21.5 SE Global Capital, Inc. (formerly SE Global Direct, Inc.)

21.6 Global-American Investments, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SE GLOBAL EQUITIES CORP.

/s/ Toby Chu
By: _____________________________
Toby Chu, President and CEO/Director
Date: March 27, 2002

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Toby Chu
By: _____________________________
Toby Chu, President and CEO/Director
Date: March 27, 2002

/s/ Tim Leong
By: _____________________________
Tim Leong, Chief Financial Officer
Date: March 27, 2002

/s/ Prithep Sosothikul
By: _____________________________
Prithep Sosothikul
Date: March 27, 2002

/s G. David Richardson
By: _____________________________
G. David Richardson
Date: March 27, 2002

/s/ Ken Lee
By: _____________________________
Ken Lee
Date: March 26, 2002

/s/ Sukanya Prachuabmoh
By: _____________________________
Sukanya Prachuabmoh
Date: March 26, 2002