Form 10QSB
period 2002-03-31
SE GLOBAL EQUITIES CORP
filed 2002-05-20
CIK 1088005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

Commission file number  000-26347

SE Global Equities Corp. (Exact name of small business issuer as specified in its charter)
Minnesota (State or other jurisdiction of incorporation or organisation)	41-0985135 (I.R.S. Employer Identification No.)
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

14,647,018 common shares outstanding as of April 25, 2002

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DISCLOSURE

To: The Shareholders of
SE Global Equities Corp.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: May 20, 2002

/s/ Toby Chu
____________________________
Toby Chu, President
SE Global Equities Corp.

SE GLOBAL EQUITIES CORP.

(a development stage company)

INTERIM CONSOLIDATED Financial Statements

MARCH 31, 2002

(Unaudited)

CONSOLIDATED BALANCE SHEETS

interim consolidated statements of operations

interim consolidated statements of cash flows

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SE GLOBAL EQUITIES CORP.

(a development stage company)
CONSOLIDATED BALANCE SHEETS
	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS

CURRENT
Cash and short-term investments	$ 135,082	$ 161,349
Accounts receivable	64,750	102,914

	199,832	264,263

FIXED ASSETS (Note 4)	24,532	31,892
DUE FROM RELATED PARTIES	30,968	51,689
RESTRICTED CASH (Note 5)	167,067	195,846
CLEARING BROKER DEPOSIT	36,980	36,980

	$ 459,379	$ 580,670

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
Accounts payable	$ 221,077	$ 162,552
Current portion of lease obligation	107,049	104,199

	328,126	266,751

LEASE OBLIGATION (Note 5)	15,478	43,333
DUE TO RELATED COMPANY (Note 7)	595,032	683,710

	938,636	993,794

COMMITMENTS AND CONTINGENCIES (Notes 1 and 9)

STOCKHOLDERS' EQUITY
Capital stock (Note 6)
Authorized:
45,000,000 common shares with $0.01par value
Issued and outstanding: 14,600,962 (2001 - 14,464,962) shares	146,009	144,649
Additional paid-in capital	4,218,137	4,442,777
Common share subscriptions	67,500	67,500
Deficit accumulated during development stage	(4,910,903)	(5,068,050)

	(479,257)	(413,124)

	$ 459,379	$ 580,670

The accompanying notes are an integral part of these interim consolidated financial statements

SE GLOBAL EQUITIES CORP.

(a development stage company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months ended March 31, 2002	Three Months ended March 31, 2001	October 13, 1999 (inception) to March 31, 2002
			(Note 1)

REVENUES
Brokerage commissions	$ 501,363	$ -	$ 1,161,576
Direct costs	244,564	-	559,010

	256,799	-	602,566

EXPENSES
Depreciation and amortization	7,360	34,855	247,087
Consulting	-	91,584	1,414,228
General and administrative	92,228	420,642	2,971,520
Website development costs	-	81,764	897,398

	99,588	628,845	5,530,233

INCOME (LOSS) BEFORE THE FOLLOWING	157,211	(628,845)	(4,927,667)

OTHER (EXPENSE) INCOME
Interest income	3,710	19,107	110,187
Interest on leases	(3,774)	(6,894)	(39,879)
Loss on disposal of assets	-	-	(53,544)

NET INCOME (LOSS) FOR THE PERIOD	$ 157,147	$ (616,632)	$ (4,910,903)

BASIC NET INCOME (LOSS) PER SHARE	$ 0.01	$ (0.05)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	14,563,984	13,522,681

The accompanying notes are an integral part of these interim consolidated financial statements se global equities CORP.

(a development stage company)

INTERIM CONSOLIDATED Statements of cash flows

(Unaudited)
	Three Months ended March 31, 2002	Three Months ended March 31, 2001	October 13, 1999 (inception) to March 31, 2002
			(Note 1)

Cash flows from operating activities
Net income (loss) for the period	$ 157,147	$ (616,632)	$ (4,910,903)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation and amortization	7,360	34,855	247,087
- loss on disposal of assets	-	-	53,544
- interest	-	(4,381)	12,188
- non-cash general and administrative expenses	-	-	29,739
- stock based compensation (recovery)	(300,800)	-	455,800
- accounts receivable	38,164	-	4,982
- prepaid expenses	-	3,420	32,726
- accounts payable	58,525	8,500	254,376

CASH FROM (USED IN) OPERATING ACTIVITIES	(39,604)	(574,238)	(3,820,461)

Cash flows from investing activities
- acquisition of fixed assets	-	-	(103,086)
- net cash acquired on acquisition of GAI (Note 3)	-	-	32,135
- cash acquired on reverse merger (Note 3)	-	100	100

CASH USED IN investing activities	-	100	(70,851)

Cash flows from financing activities
- restricted cash	28,779	-	(179,255)
- lease obligation repayments	(25,005)	(22,447)	(171,167)
- advances from related parties	(67,957)	343,916	1,768,109
- proceeds from issue of common shares	77,520	-	123,121
- share subscriptions received	-	-	2,485,586

Cash flows from financing activities	13,337	321,469	4,026,394

Increase (DECREASE) in cash
and cash equivalents	(26,267)	(252,669)	135,082

Cash and cash equivalents, BEGINNING of period	161,349	1,447,545	-

Cash and cash equivalents, End of period	$ 135,082	$ 1,194,876	$ 135,082

Significant non-cash activities:

Refer to Notes 3 and 6.

The accompanying notes are an integral part of these interim consolidated financial statements

SE GLOBAL EQUITIES CORP.
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

SE GLOBAL EQUITIES CORP.
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and it's wholly owned subsidiaries, which include SE Global Capital, Inc. (originally incorporated as SE Global Direct, Inc.), a company incorporated on May 11, 2001 in the State of California, SEG Cayman and SEGHK as described in Note 1, and GAI as described in Note 3. The Company also has two subsidiaries, SE Global Communications (Hong Kong) Limited and SE Global Investment Company Limited, which are inactive and have no assets, liabilities or operations. All significant intercompany balances and transactions have been eliminated on consolidation.

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

Fixed assets

Fixed assets are recorded at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets:

Computer equipment	36 months straight-line
Office equipment	36 months straight-line

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

Net Income (Loss) per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings (loss) of the Company. The accompanying presentation is only of basic income (loss) per share as the potentially dilutive factors are anti-dilutive to basic income (loss) per share.

SE GLOBAL EQUITIES CORP.
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Foreign currency transactions

To date, the Company's primary source of funding has been subscription proceeds received in United States ("US") dollars. Expenditures to date have been in US Canadian and Hong Kong dollars and future revenues are expected to be in US dollars. Accordingly the Company's functional currency is US dollars and as such, the financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their US dollar equivalents using foreign exchange rates that prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

Comprehensive income

Comprehensive income is defined as the change in equity from transactions, events and circumstances, other than those resulting from investments by owners and distributions to owners. Comprehensive income to date consists only of the net loss resulting from translation of the foreign currency financial statements of SEGHK.

SE GLOBAL EQUITIES CORP.
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Impairment of long-lived assets

The Company reviews the carrying amount of capital assets and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset. No impairment losses have been recorded through March 31, 2002.

Recent accounting pronouncements

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

NOTE 3 - ACQUISITION

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

$ 3,764,326

SE GLOBAL EQUITIES CORP.
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)

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

The business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:
Assets and liabilities acquired at fair value:
Cash in bank	$ 70,635
Clearing deposits	36,980
Accounts receivable	69,732
Prepaid expenses	23,886
Accounts payable	(20,639)
Intercompany advances	(142,094)

Purchase price	$ 38,500

NOTE 4 - FIXED ASSETS

March 31, 2002	December 31, 2001
Computer equipment	$ 65,398	$ 65,398
Office equipment	22,919	22,919

	88,317	88,317
Less: accumulated depreciation and amortization	(63,785)	(56,425)

	$ 24,532	$ 31,892

As at March 31, 2002, computer equipment includes $65,398 of equipment held under capital lease. Accumulated depreciation of leased equipment at March 31, 2002 is $47,232.

SE GLOBAL EQUITIES CORP.
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)

NOTE 5 - CAPITAL LEASE OBLIGATION

SEGHK entered into a Master Lease Agreement with GE Capital (Hong Kong) Limited dated June 30, 2000. Under the terms of the agreement, GE Capital agreed to finance the acquisition of computer equipment and software for $293,694. As security for the lease agreement GE Capital required that the Company deposit $300,000 with GE Capital, which renews every three months and earns interest at approximately 5% per annum. These funds will remain on deposit until the expiration of the lease, June 1, 2003. During the period the deposit was reduced to $167,067.

As of March 31, 2002, future minimum annual lease payments relating to assets held under capital leases, together with their present value are as follows:

2002	$ 86,337
2003	44,452

Total minimum lease payments	130,789
Amount representing interest	(8,262)

Present value of minimum lease payments	$ 122,527

NOTE 6 - CAPITAL STOCK

During the period ended March 31, 2002, changes in share capital were as follows:

Number	Amount	Additional Paid-in Capital	Common Share Subscriptions	Total

Balance December 31, 2001	14,464,962	$ 144,649	$ 4,442,777	$ 67,500	$ 4,654,926

Issued for cash at $0.57 per share	136,000	1,360	76,160	-	77,520
Stock based compensation recovery	-	-	(300,800)		(300,800)

Balance, March 31, 2002	14,600,962	$ 146,009	$ 4,218,137	$ 67,500	$ 4,431,646

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

SE GLOBAL EQUITIES CORP.
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)

NOTE 6 - CAPITAL STOCK (cont'd)

Effective February 22, 2001, the Company awarded a total of 1,275,000 options under the Plan to certain employees, officers and directors of the Company and certain of its subsidiaries. These options were exercisable for a period of 5 years from the award date at an exercise price of $2.00 per share and were subject to the vesting conditions as described above. During the year 335,000 of these options were cancelled, leaving 940,000 options outstanding. Effective October 10, 2001 the Company cancelled all options outstanding under this plan, cancelled this plan and adopted a new stock option plan (see below).

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

Of these options, 1,530,000 were granted to employees, officers and directors at less than market value of the Company's common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $153,000 recorded in 2001. In addition, 940,000 of these options are subject to variable accounting in accordance with FIN 44 resulting in additional compensation expense as at December 31, 2001 of $206,800. Effective March 31, 2002, a compensation recovery of $300,800 has been recorded to reflect a decline in the market value of the Company's common stock as it relates to certain options requiring variable accounting. The remaining 620,000 options were granted to consultants and have been accounted for as required by SFAS No. 123 by applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 5%, expected option life of five years and an expected volatility of 174%, resulting in additional compensation expense of $396,800 recorded in 2001.

SE GLOBAL EQUITIES CORP.
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)

NOTE 6 - CAPITAL STOCK (cont'd)

The following table summarizes the Company's stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2000	2,070,000	$ 0.57	4.78 years
Granted, February 22, 2001	1,275,000	2.00	5.00 years
Cancelled	(335,000)	2.00

	940,000	2.00	4.39 years
Cancelled	(940,000)	2.00
Granted, October 10, 2001	2,150,000	0.57
Exercised	(80,000)	0.57

Balance, December 31, 2001	2,070,000	0.57	4.78 years
Exercised	(136,000)	0.57

Balance, March 31, 2002	1,934,000	$ 0.57	4.54 years

NOTE 7 - RELATED PARTY TRANSACTIONS

As at March 31, 2002, $43,000 in management fees, accrued in prior periods, remain unpaid to a director.

During the period the Company repaid advances of $88,678 to CAG, the controlling shareholder of the Company. As at March 31, 2002 $595,032 is due to CAG and is presently non-interest bearing and has no specific terms of repayment.

NOTE 8 - INCOME TAXES

The Company and its subsidiaries have combined tax losses of approximately $4,460,000, which may be available to reduce future year's taxable income, that result in deferred tax assets. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. No tax provision has been recorded in the current period as there is a permanent difference between the Company's accounting and taxable income resulting in a taxable loss for the period.

SE GLOBAL EQUITIES CORP.
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Item 2. Management's Discussion and Analysis

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

On February 21, 2001, we acquired of all the issued and outstanding shares of SE Global Equities, Inc. ("SE Global (Private)"), a Cayman Islands corporation, by a share exchange reorganization pursuant to which we issued 12,873,944 shares of our common stock to the stockholders of SE Global (Private). Immediately after the share exchange, the stockholders of SE Global (Private) controlled approximately 89.6% of our issued and outstanding common stock; Capital Alliance Group, Inc., received 12,073,578 shares of the 12,873,944 shares issued pursuant to the reorganization, which represented 84% of the issued and outstanding shares of our common stock immediately following the transaction. This represented a change of control of our company. Accordingly, the reorganization was treated like a reverse merger for accounting purposes, and we adopted the fiscal year of the "accounting parent", SE Global (Private), of December 31. In addition, our financial statements are presented as a continuation of SE Global (Private).

As a result of the share exchange reorganization involving SE Global (Private), we now carry on business primarily through our wholly-owned subsidiaries SE Global (Private), SE Global Capital, Inc. (formerly SE Global Direct, Inc.) and, Global-American Investments, Inc. Capital Alliance Group, Inc. continues to hold approximately 82% of the issued and outstanding shares of our common stock.

SE Global is a provider of direct access trading software and financial resources for international investors. We have offices in Diamond Bar, California, Vancouver, British Columbia, Montreal, Quebec, and Hong Kong. Our subsidiary, Global-American Investments, Inc., maintains a separate office in Dana Point, California. We are in the process of providing our customers with access to our global alliance network of 30 brokerage firms, 24 hours a day, covering 29 stock exchanges spanning five continents.

Substantially all of our revenues have consisted of brokerage commissions generated by Global American Investments, Inc. since its acquisition effective August 1, 2001.

We also provide direct access trading software, SE Global TradeTM and SEG LiteTM, and market data through a formal licensing and worldwide distribution agreement with Direct Access Financial Corporation ("Direct Access"). We pay a licensing fee to license the direct access trading software. The original term of the license was for one year commencing on March 9, 2001, subject to our right to renew the agreement for two successive one-year terms. We have exercised our option to renew the agreement for the current one-year term.

Users of the SE Global Trade and SEG Lite software open trading accounts directly with our subsidiary, Global-American Investments Inc., which is a U.S. registered broker-dealer, or through any one of SE Global's alliance brokers. Those users of the software who choose to open accounts with Global-American Investments, Inc. or any of our alliance brokers are provided with direct access to the relevant broker. Unlike traditional web-based online brokers, direct access trading software enables the users to bypass middlemen and route trades directly to electronic communication networks and exchanges. SE Global Trade and SEG Lite route orders through channels that directly match buyers and sellers - unlike some web-based trading platforms which utilize local broker dealers who may sell orders to third parties, thereby potentially compromising both purchase price and speed of execution. Benefits of our direct access trading software include: swift trade execution and trade confirmation, and increased currency of available pricing information as a result of improved trade execution.

In late September 2001, we launched a sophisticated data provider labeled Global Data TerminalTM ("GDT"). GDT is a low cost and efficient tool that enables investors to monitor securities on the Nasdaq, NYSE, AMEX, OPRA, CME exchanges in addition to Electronic Communications Networks (ECNs) in real time on their desktops.

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

SE Global is not a securities dealer in its own right and has not sought such registration. Our customers are required to open trading accounts with the appropriate alliance brokers, who screen applicants for new trading accounts, and who provide trade execution and support services, in compliance with local regulatory requirements. All orders for U.S. securities placed through our SE Global Trade or SEG Lite branded software are processed through Global-American Investments, Inc.

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

SELECTED FINANCIAL DATA

We did not begin offering online direct access trading services until February 2001. In addition, prior to our acquisition of Global-American Investments, Inc. effective August 1, 2001, we had no significant source of revenue. Accordingly, a comparison of our financial results for the quarter ended March 31, 2002 to our financial results for the quarter ended March 31, 2001 would not be meaningful. Set forth below is selected financial data as of March 31, 2002 (unaudited) and December 31, 2001 and for the three-month period ended March 31, 2002 (unaudited). The financial information as of December 31, 2001 is derived from the audited consolidated financial statements that appeared in our annual report on Form 10-KSB. The information set forth below should be read in conjunction with our financial statements.

	Three month
	period ended
	March 31, 2002
	(unaudited)
REVENUES
Brokerage Commissions	501,363
Direct Costs	244,564

EXPENSES
Depreciation	7,360
Consulting	-
General and Administrative	393,028
Website Development Costs	-

LOSS BEFORE THE FOLLOWING	(143,589)

OTHER (EXPENSES) INCOME
Interest Income	3,710
Interest on Leases	(3,774)
Stock Compensation Expense Recovery	300,800

NET INCOME FOR THE PERIOD	157,147
BASIC INCOME PER SHARE	0.01

	As at March 31, 2002 (unaudited)	As at December 31, 2001
Working Capital (Deficit)	(128,294)	(2,488)
Total Assets	459,379	580,670
Total Capital Deficit	(479,257)	(413,124)
Deficit Accumulated in the Development Stage	(4,910,903)	(5,068,050)

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of products and services to meet these needs, and the branding of our company and our products.

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED MARCH 31, 2002

As indicated above, a comparison of our financial results for the quarter ended March 31, 2002 to our financial results for the quarter ended March 31, 2001 would not be meaningful. Accordingly, the following discussion will focus primarily on our results of operations for the quarter ended March 31, 2002.

Net Income for the Period

We incurred a net income of $157,147 during the three-month period ended March 31, 2002. The income is a result of the factors discussed below.

Revenues

We began offering online direct access trading services in February 2001. Prior to our acquisition of Global-American Investments, Inc., had no significant source of revenue. Revenue for the quarter ended March 31, 2002 was $501,363, which was comprised of commission income generated by Global-American Investments, Inc. Direct costs of $244,564 during this period represented trade clearing charges and quotation costs. To date, we have not realized any significant revenues from SE Global Trade, SEG Lite and GDT, and do not expect to earn any significant revenues from these products in the foreseeable future.

Prior to our acquisition of Global-American Investments, Inc. effective August 1, 2001, Global-American Investments, Inc.'s revenue grew at an average rate of 5% per month from May 2001 to July 2001. Following our acquisition of Global-American Investments, Inc., we embarked on a marketing campaign targeted at active direct stock traders. We have experienced increased revenue at an average rate of 12% per month since then. Although it is unclear whether this level of revenue growth is sustainable, we believe that increased trading volume will allow us to negotiate lower trade clearing charges, thereby lowering our operational expenses. In addition, our costs for clearing transactions effected through the use of our SE Global Trade software has declined since the launching of the software in April 2001. We anticipate that Global-American Investments, Inc.'s internally generated cash flow from operations will contribute to our overall cash operating needs, but that we will continue to experience net losses for the foreseeable future.

Our ability to achieve profitability in the future will depend upon our ability to expand our brand awareness and customer base, increase our global market presence and enhance and maintain our proprietary technology. In order to achieve these goals, we will need to increase spending on marketing, technology, product development and other operating costs. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2001 and 2000 consolidated financial statements (see "Risk Factors - We have a limited operating history which makes predicting our future operating results difficult and uncertain" for additional details).

General and Administrative Expenses

General and administrative expenses during the three month period ended March 31, 2002 totalled $393,028.

General and administrative costs consisted primarily of our general corporate expenses, such as salaries and benefits, rent, professional fees, insurance and marketing. After salaries and benefits ($130,128), marketing expenses of $127,585 constituted our biggest single general and administrative expense item during the quarter, as we have continued to focus on branding of our company and our products (see "Marketing and Advertising" below for additional details).

Management is focusing on streamlining operations and trimming costs. We expect that general and administrative expenses will not increase appreciably on a quarter-by-quarter basis over the next twelve months, unless we identify and complete one or more strategic acquisitions of complementing businesses during that period. Any business that we identify as a potential candidate for a strategic acquisition will require significant due diligence investigation, which could potentially give rise to significant legal and accounting fees (including transaction documentation costs and regulatory filings) and other general and administrative expenses, even if management ultimately determines that it is not in the best interests of our company to proceed with the transaction.

Stock Compensation Expense Recovery

For the three month period ended March 31, 2002, there was a non-cash stock compensation expense recovery of $300,800. This non-cash stock compensation expense recovery is a result of SE Global's stock options that are subject to Variable Accounting which reflects the decreased market value of SE Global's share price.

Marketing and Advertising

As indicated above, marketing and advertising expenses during the three month period ended March 31, 2002 totalled $127,585.

The international active stock-trader segment is the key market segment that we have been focusing upon. In particular, our company's marketing strategy is and continues to be to market SE Global Trade, SEG Lite and GDT through the following channels:

- a global network of brokerage firms with whom we have strategic marketing alliances,

- joint venture and business-to-business alliances with websites and financial services providers,

- international agent representatives, and

- direct marketing to users through the Internet, print and multimedia.

All orders for U.S. securities placed through our SE Global Trade or SEG Lite branded software are processed through Global-American Investments, Inc. Accordingly, we expect that our success in marketing SE Global Trade and SEG Lite, which cannot be assured, will have a positive impact on our revenues from Global-American Investments, Inc.'s brokerage activities.

We are currently concentrating our marketing resources on our relationships with brokerage firms within our international network. Through our company's business development team, marketing efforts will be dedicated to generating agreements with these brokerage firms who will be encouraged to direct clients to SE Global Trade, SEG Lite and GDT. As this network grows, we anticipate that the brokerage firms will continue to be responsible for the majority of direct marketing costs.

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

While marketing and user acquisitions costs are minimized through leveraging the brand recognition and reputation of our global network of brokerage firms, we will incur marketing costs through business development and direct marketing efforts. The cost of these marketing efforts over the 12 months ending March 31, 2003 is anticipated to be $550,000.

RESEARCH AND DEVELOPMENT

Over the past two fiscal years, we have spent approximately $897,398 on research and development activities, comprised primarily of website development costs. Since our websites are now operational, we did not incur any additional research and development costs during the quarter ended March 31, 2002. We do not anticipate incurring any significant expenditures on research and development for the 12 months ending March 31, 2003.

EMPLOYEES

We currently have 15 employees and two independent consultants. Of the 15 employees, one is the Chief Executive Officer, one is the Chief Financial Officer, three are in business development and marketing, one is in research, one is in investor relations, three are in corporate administration, three are in operations, one is in compliance, and one is in technical support. Of the two independent consultants, one is in technical support and marketing, and one is in corporate administration and marketing. We may add employees and independent consultants if we are successful in completing one or more strategic acquisitions of complementing businesses over the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2002, we had $339,129 of cash on hand (comprised of $135,082 in unrestricted cash, a $36,980 clearing deposit and $167,067 in restricted cash). The unrestricted cash is available for general working capital purposes while the clearing deposit is held by the trade clearing house, and the restricted cash constitutes a deposit held by a leasing company for leased equipment.

We currently expend before, depreciation and amortization, approximately $131,000 per month to operate our business. Areas of significant expenditure include marketing and advertising, salaries and benefits, consulting fees, and news and data feeds.

During the 12 month period ending March 31, 2003, we plan to meet additional cash requirements through the sale of our equity securities, proceeds received from the exercise of outstanding options, continued financing from our majority shareholder, Capital Alliance Group Inc., and, if available on satisfactory terms, debt financing. In January, 2002, during the period covered by this quarterly report, we effected a private placement of an aggregate of 135,000 units to two accredited European investors pursuant to an exemption from registration provided by Regulation S under the Securities Act of 1933. Each unit was issued at a price of $0.50 and consists of one common share and one common share purchase warrant. Each warrant is exercisable at a price of $0.75 for a period of one year. Gross proceeds of the placement were $67,500 and were applied to general working capital.

We plan to use any additional funds that we might be successful in raising for marketing and advertising of SE Global Trade, SEG Lite and GDT, as well as for strategic acquisition of existing businesses that complement our market niche, and general working capital purposes.

We plan to raise debt and/or equity capital on a private placement basis to finance the operating and capital requirements of our company, assuming that we are able to do so on acceptable terms. If we are able to raise $2 million during the 12 month period ending March 31, 2003 - which cannot be assured, having regard to factors outside our control such as market conditions - we anticipate that this will provide sufficient funds for corporate overhead, more strategic acquisitions to build our company internationally, and the expansion of our business development and marketing programs. If we are unsuccessful in raising the full $2 million in financing, we intend to seek debt and/or equity financing in smaller amounts on an as-needed basis.

If we are unsuccessful in raising any of the planned debt or equity financing, our ability to seek and consummate strategic acquisitions to build our company internationally, and to expand of our business development and marketing programs will be adversely effected. However, we expect that we will have sufficient funds to meet our corporate overhead and ongoing operational expenses during the next 12 months assuming that revenues in our wholly-owned subsidiary, Global-American Investments Inc., continue to grow at the rate of 5% to 12% per month with the addition of new accounts, and assuming that we successfully control our ongoing costs. These assumptions are subject to a number of risks and uncertainties which are discussed under "Risk Factors" below, such as continued market acceptance of our products and services, our ability to manage growth, our reliance on our alliance brokers and other third parties, the risks and uncertainties associated with our industry, and the overall success of our company and its subsidiaries in general.

PURCHASE OR SALE OF EQUIPMENT

We do not anticipate any significant purchase or sale of equipment for the 12 months. However, we may acquire computer and other miscellaneous equipment in connection with one or more strategic acquisitions of complementing businesses, if any, that we are successful in completing over the next 12 months.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgement regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

We began offering online direct access trading services in February 2001. As a result, we have a limited operating history upon which you can evaluate us and our prospects. Our limited operating history makes predicting our future operating results difficult. We have incurred an operating and net loss in each fiscal period since our founding and may continue to incur losses if our operating expenses increase more quickly than our revenues. Our ability to achieve profitability in the future will depend upon our ability to expand our brand awareness and customer base, increase our global market presence and enhance and maintain our proprietary technology. To achieve these goals, we will need to increase spending on marketing, technology, product development and other operating costs. To the extent that revenues do not increase as a result of this increased spending, we may not be able to achieve profitability in the future. If we do achieve profitability, we may not be able to sustain it. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2001 and 2000 consolidated financial statements, which form part of our annual report filed on Form 10-KSB on April 1, 2002. To the extent that such expenses are not followed in a timely manner by increased revenues, our business, results of operations, financial conditions and prospects would be materially adversely affected.

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

We may not be able to develop and increase public recognition of our SE Global, SE Global Trade and Global Data Terminal brands.

We believe that establishing and maintaining favorable consumer perception of our branded direct access trading software and our new data provider, Global Data Terminal, are critical to attracting and expanding our Internet customer base and alliances with financial institutions in key international markets. The importance of developing our brand will increase due to the growing number of Internet and financial services available to consumers. To build our brand, we must succeed in our marketing efforts, provide high-quality services and products, increase the number of visitors to our websites and continue to receive high ratings from leading financial and technology publications. If we do not accomplish each of these goals, our reputation could be harmed, and we may not be able to attract and retain customers and international partners.

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

The computer servers which house the direct access trading software which we license are housed at UUNET's Super Point of Presence data center located in Richardson, Texas. Although the facility is one of six in the United States that have enough backup power supply to last three full days in the event of a national disaster, any systems slowdowns or failures that disrupt our operations at this facility would impair our ability to execute our customers' orders. In addition, we depend upon computer systems operated by third parties to consummate and settle customer trades and to maintain customer accounts. If the systems of these third parties slow down significantly or fail even for a short time, our customers would suffer delays in trading. Any delays could be of particular concern for customers when there is significant stock price volatility. These delays could damage our reputation, result in the filing of formal complaints with, and the initiation of inquiries or proceedings by, industry regulatory organisations, cause customers to close their accounts with us and cause customers to incur substantial losses. We could be subject to claims or litigation with respect to these losses. For example, some of our competitors have been served with customer lawsuits after outages prevented customers from trading. Our property and business interruption insurance may not adequately compensate us for all losses we may incur.

We may lose customers if we encounter problems with Internet connections.

We depend on content providers to provide us with data feeds on a timely basis. Our websites could experience interruptions in service due to a failure or delay in the transmission or receipt of this information. These interruptions could prevent our customers from accessing updated market information that they need to make quick investment decisions. In addition, our customers depend on Internet service providers, online service providers and other website operators for access to our websites. Some of them have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of events could cause customers to perceive our websites as not functioning properly and therefore cause them to use traditional brokerage firms or other online brokerage firms to trade securities.

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

SE Global is not a securities dealer in its own right and has not sought such registration as a broker-dealer. All trade execution and support services are provided by our subsidiary, Global-American Investments, Inc., a U.S. registered broker-dealer, and our alliance brokers in compliance with local regulatory requirements. Our business operations may be subject to the stringent rules of the United States Securities and Exchange Commission (the "SEC"), NASD Regulation, Inc. ("NASDR") and various other regulatory agencies. If we fail to comply with any such regulatory requirements, any one of these regulatory agencies may take administrative or legal action to limit or prohibit us from doing business and other regulatory bodies could suspend or expel us or impose limitations on our business activities. As a result, we could ultimately be required to cease or discontinue expansion of business activities or to liquidate our business.

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

Indemnification of Directors, Officers and Others

Our By-laws provide that directors, officers, committee members and other persons shall have the rights to indemnification provided by Section 302A.521 of the Minnesota Statutes, which may discourage suits by our shareholders against such persons. Section 302A.521 of the Minnesota Statutes requires a corporation to indemnify any person who was or is a party, or who is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, arbitral or investigative, by reason of the fact that such person:

- is or was a director, officer, employee or agent of the corporation,

- is or was a member of a committee of the board of directors of the corporation, or

- while a director, officer or employee of the corporation, is or was serving at the request of the corporation as a director, officer, partner, trustee, employee or agent of another organisation (including, without limitation, another corporation, partnership, joint venture, trust or other enterprise) or an employee benefit plan.

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

We may not be able to compete effectively with current or future competitors. The market for online brokerage services over the Internet is new, rapidly evolving and intensely competitive. We expect this competition to further intensify in the future. In the United States, we face direct competition from a growing number of independent online brokerage firms, as well as traditional discount brokerage firms providing online and/or touch-tone telephone services. We are also encountering competition from established full commission brokerage firms, mutual fund sponsors and other financial organisations, some of which are actively expanding their online capabilities. In addition, we may face increased competition from commercial banks and other financial institutions, insurance companies and providers of online financial and information services, as these companies expand their product lines. We also face increasing competition in international markets, both from international competitors and U.S.-based brokerage firms that have established or acquired international operations or entered into partnerships with international brokerage firms. Many of our existing and potential competitors may:

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

Our business could be harmed if we fail to comply with U.S. securities and online brokerage industry regulations. As a participant in the U.S. securities industry, we are subject to extensive federal and state regulation and the regulation of various self-regulatory organisations. The rules, laws and regulations are strictly enforced by:

- state and federal criminal authorities,

- the SEC,

- NASDR,

- other self-regulatory organisations, including the various securities exchanges, and

- state securities commissions or agencies.

These laws, rules and regulations focus on the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. Because the online brokerage industry is a new and rapidly evolving industry, its regulatory environment may be particularly subject to changes. Further, the SEC and NASDR are focusing significant attention on online trading as a result of the opportunity for abuse of federal securities laws and broker-dealer laws and the ease with which individual investors can quickly lose large sums of money. In recent years, various regulatory and enforcement agencies have been reviewing service and other issues, including systems capacity, customer access, best execution practices and advertising claims, as they relate to the online brokerage industry, including us. These reviews may result in enforcement actions or new regulations. If we fail to comply with the securities laws, rules or regulations, we could be suspended, censured or fined, receive a cease and desist order or have limitations imposed on our business activities. If we suffer any of these consequences, our business, financial condition and operating results could be materially adversely affected. In a worst-case situation, we could ultimately be required to liquidate our business. In addition, if we engage in underwriting activities in the future, we will be subject to various federal and state securities laws, rules and regulations regarding the process by which we sell and distribute securities to the public. If we fail to comply with these laws, rules and regulations, we could be subject to enforcement actions and civil claims which could be costly to defend and could damage our reputation. Our operations and profitability could also be directly affected by additional legislation, changes in rules promulgated by the SEC, NASDR, the Board of Governors of the Federal Reserve System, state regulators, the various securities exchanges and other self-regulatory organisations, or changes in the interpretation or enforcement of existing laws and rules.

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

We believe the following factors are among those that could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares:

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

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, could materially adversely affect the market price of our common stock. In addition, the market prices of equity securities of technology and Internet companies often fluctuate significantly for reasons unrelated to the operating performance of these companies. Our common stock may not trade at the same levels as other technology and Internet stocks. The trading prices of many technology and Internet companies have been highly volatile within the last two years. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. If any securities litigation is initiated against us, we could incur substantial costs and our management's attention and resources could be diverted from our business.

Our stock price may decline if a large number of shares are sold or there is a perception that these sales may occur.

As of April 25, 2002, there were 14,647,018 shares of our common stock outstanding, of which approximately 82% are held by Capital Alliance. Capital Alliance may sell its shares in the public markets from time to time, subject to limitations imposed by federal securities laws. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by Capital Alliance or other stockholders in the market, or the perception that these sales could occur. These factors also could make it more difficult for us to raise funds through future offerings of our equity securities.

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

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities.

On January 10, 2002, we effected a private placement of an aggregate of 135,000 units to two accredited European investors pursuant to an exemption from registration provided by Regulation S under the Securities Act of 1933. Each unit was issued at a price of $0.50 and consists of one common share and one common share purchase warrant. Each warrant is exercisable at a price of $0.75 for a period of one year. Gross proceeds of the placement were $67,500.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

None.

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

Exhibits Required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

3.2 Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

3.3 Certificate of Amendment to Articles of Incorporation, dated April 11, 2000 (incorporated by reference from our annual report on Form 10-KSB for the year ended December 31, 2001, filed April 1, 2002)

(10) Material Contracts

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

SE GLOBAL EQUITIES CORP.

/s/ Toby Chu
By: _________________________________
Toby Chu, President and CEO/Director
Date: May 20, 2002

/s/ Tim Leong
By: _________________________________
Tim Leong, Chief Financial Officer
Date: May 20, 2002