Form 10QSB
period 2002-06-30
SE GLOBAL EQUITIES CORP
filed 2002-08-19
CIK 1088005

THIS FORM 10-QSB IS THE SUBJECT OF A FORM 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2002

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

14,782,01814,647,018 common shares outstanding as of August 1, 2002

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DISCLOSURE

To: The Shareholders of
SE Global Equities Corp.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: August 1, 2002

/s/ Toby Chu
Toby Chu, President
SE Global Equities Corp.

SE GLOBAL EQUITIES CORP.

(a development stage company)

INTERIM CONSOLIDATED Financial Statements

JUNE 30, 2002

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED Statements of Operations

INTERIM CONSOLIDATED Statements of Cash Flows

Notes to INTERIM CONSOLIDATED Financial Statements

SE GLOBAL EQUITIES CORP.

(a development stage company)

CONSOLIDATED BALANCE SHEETS
	June 30, 2002	December 31, 2001
	(Unaudited)

ASSETS

CURRENT
Cash and short-term investments	$ 140,066	$ 161,349
Accounts receivable	80,428	102,914

	220,494	264,263

FIXED ASSETS (Note 4)	17,173	31,892
DUE FROM RELATED PARTIES	26,687	51,689
RESTRICTED CASH (Note 5)	138,288	195,846
CLEARING BROKER DEPOSIT	36,980	36,980

	$ 439,622	$ 580,670

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
Accounts payable	$ 244,433	$ 162,552
Current portion of lease obligation	96,838	104,199

	341,271	266,751

LEASE OBLIGATION (Note 5)	-	43,333
DUE TO RELATED COMPANY (Note 7)	704,360	683,710

	1,045,631	993,794

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital stock (Note 6)
Authorized:
45,000,000 common shares with $0.01par value
Issued and outstanding: 14,735,962 (2001 - 14,464,962) shares	147,359	144,649
Additional paid-in capital	4,284,287	4,442,777
Common share subscriptions	-	67,500
Deficit accumulated during development stage	(5,037,655)	(5,068,050)

	(606,009)	(413,124)

	$ 439,622	$ 580,670

NATURE OF OPERATIONS (Note 1)

The accompanying notes are an integral part of these interim consolidated financial statements

SE GLOBAL EQUITIES CORP.

(a development stage company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months ended		Six Months ended		October 13, 1999 (inception)
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	to June 30, 2002
					(Note 1)
REVENUES
Brokerage commissions	$ 522,844	$ -	$ 1,024,207	$ -	$ 1,684,420
Direct costs	261,955	-	506,519	-	820,965

	260,889	-	517,688	-	863,455

EXPENSES
Depreciation	7,359	34,856	14,719	69,711	254,446
Consulting	-	65,567	-	157,151	1,414,228
General and administrative	382,519	242,758	474,747	663,400	3,354,039
Website development costs	-	46,880	-	128,644	897,398

	389,878	390,061	489,466	1,018,906	5,920,111

INCOME (LOSS) BEFORE THE FOLLOWING:	(128,989)	(390,061)	28,222	(1,018,906)	(5,056,656)

OTHER (EXPENSE) INCOME
Interest income	5,327	11,116	9,037	30,223	115,514
Interest on leases	(3,090)	(6,926)	(6,864)	(13,820)	(42,969)
Loss on disposal of assets	-	-	-	-	(53,544)

NET INCOME (LOSS) FOR THE PERIOD	$ (126,752)	$ (385,871)	$ 30,395	$ (1,002,503)	$ (5,037,655)

BASIC NET INCOME (LOSS) PER SHARE	$ (0.01)	$ (0.03)	$ 0.00	$ (0.07)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	14,735,962	14,371,029	14,645,795	13,923,840

The accompanying notes are an integral part of these interim consolidated financial statements

SE GLOBAL EQUITIES CORP.

(a development stage company)

INTERIM CONSOLIDATED Statements of cash flows

(Unaudited)
	Six Months ended		October 13, 1999 (inception) to
	June 30, 2002	June 30, 2001	June 30, 2001
			(Note 1)

Cash flows from operating activities
Net income (loss) for the period	$ 30,395	$ (1,002,503)	$ (5,037,655)
Adjustments to reconcile net income (loss) to net cash used in operating activities
- depreciation	14,719	69,711	254,446
- loss on disposal of assets	-	-	53,544
- accrued interest	-	8,901	12,188
- non-cash general and administrative expenses	-	-	29,739
- stock-based compensation expense (recovery)	(300,800)	-	455,800
- accounts receivable	22,486	-	(10,696)
- prepaid expenses	-	(1,369)	32,726
- accounts payable	81,881	17,000	277,732

CASH USED IN OPERATING ACTIVITIES	(151,319)	(908,260)	(3,932,176)

Cash flows from investing activities
- acquisition of fixed assets	-	-	(103,086)
- net cash acquired on acquisition of GAI (Note 3)	-	-	32,135
- cash acquired on reverse merger (Note 3)	-	100	100

CASH FLOWS FROM (USED IN) investing activities	-	100	(70,851)

Cash flows from financing activities
- restricted cash	57,558	66,247	(150,476)
- lease obligation repayments	(50,694)	(45,508)	(196,856)
- advances from related parties	45,652	270,056	1,881,718
- proceeds from issue of common shares	77,520	-	123,121
- share subscriptions received	-	-	2,485,586

Cash flows from financing activities	130,036	290,795	4,143,093

Increase (DECREASE) in cash	(21,283)	(617,365)	140,066
and cash equivalents

Cash and cash equivalents, BEGINNING of period	161,349	1,447,545	-

Cash and cash equivalents, End of period	$ 140,066	$ 830,180	$ 140,066

Significant non-cash activities:

Refer to Notes 3 and 6.

The accompanying notes are an integral part of these interim consolidated financial statements

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Effective February 21, 2001, Future Technologies, Inc. ("FTUT" or "the Company") issued 12,873,944 shares of restricted common stock to the shareholders of SE Global Equities, Inc. ("SEG Cayman"), a Cayman Islands corporation, in exchange for all of the issued and outstanding shares of SEG Cayman. In connection with this transaction, the Company changed its name to SE Global Equities Corp. ("SEG Equities") effective April 20, 2001. Prior to this transaction, SEG Cayman was a majority owned subsidiary of Capital Alliance Group Inc. ("CAG"), a publicly traded British Columbia corporation listed on the TSX Venture Exchange.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Website Development Costs

The Company accounts for website development costs in accordance with EITF 00-02 whereby preliminary website development costs are expensed as incurred. Upon achieving technical and financial viability and ensuring adequate resources to complete development, the Company capitalizes all direct costs relating to the website development. Ongoing costs for maintenance and enhancement are expensed as incurred. Capitalized costs will be amortized on a straight-line basis over five years commencing upon substantial completion and commercialization of the website. To date the Company has not capitalized any website development costs.

Net Income (Loss) per Common Share

Basic net income (loss) per shares include no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of the Company. The accompanying presentation is only of basic net income (loss) per share as the potentially dilutive factors are anti-dilutive to basic net income (loss) per share.

Comprehensive income

Comprehensive income is defined as the change in equity from transactions, events and circumstances, other than those resulting from investments by owners and distributions to owners. Comprehensive income to date consists only of the unrealized gains and losses resulting from translation of the foreign currency financial statements of certain of the Company's subsidiaries. As at June 30, 2002 all such gains and losses have been realized.

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

Impairment of long-lived assets

The Company reviews the carrying amount of capital assets and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset. No impairment losses have been recorded through June 30, 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

NOTE 3 - ACQUISITIONS (cont'd)

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
Assets and liabilities acquired at fair value:
Cash in bank	$ 70,635
Clearing deposits	36,980
Accounts receivable	69,732
Prepaid expenses	23,886
Accounts payable	(20,639)
Intercompany advances	(142,094)

Purchase price	$ 38,500

NOTE 4 - FIXED ASSETS

June 30, 2002	December 31, 2001
Computer equipment	$ 65,398	$ 65,398
Office equipment	22,919	22,919

	88,317	88,317
Less: accumulated depreciation	(71,144)	(56,425)

	$ 17,173	$ 31,892

As at June 30, 2002, computer equipment includes $65,398 of equipment held under capital lease. Accumulated depreciation of leased equipment at June 30, 2002 is $52,682.

NOTE 5 - CAPITAL LEASE OBLIGATION

SEGHK entered into a Master Lease Agreement with GE Capital (Hong Kong) Limited dated June 30, 2000. Under the terms of the agreement, GE Capital agreed to finance the acquisition of computer equipment and software for $293,694. As security for the lease agreement GE Capital required that the Company deposit $300,000 with GE Capital, which renews every three months and earns interest at approximately 5% per annum. These funds will remain on deposit until the expiration of the lease, June 1, 2003. Commencing in 2001, the balance of funds on deposit has been drawn down to make the monthly lease payments leaving $138,288 on deposit at June 30, 2002. As of June 30, 2002, future minimum annual lease payments relating to assets held under capital leases, together with their present value are as follows:

Total minimum lease payments	102,010
Amount representing interest	(5,172)

Present value of minimum lease payments	$ 96,838

NOTE 6 - CAPITAL STOCK

During the period ended June 30, 2002, changes in share capital were as follows:

	Number	Amount	Additional Paid-in Capital	Common Share Subscriptions	Total

Balance December 31, 2001	14,464,962	$ 144,649	$ 4,442,777	$ 67,500	$ 4,654,926

Issued on exercise of options at $0.57 per share	136,000	1,360	76,160	-	77,520
Issued for cash at $0.50 per share	135,000	1,350	66,150	(67,500)	-
Stock based compensation recovery	-	-	(300,800)		(300,800)

Balance, June 30, 2002	14,735,962	$ 147,359	$ 4,284,287	$ -	$ 4,431,646

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

No compensation expense has been recorded upon vesting of the options granted under the Plan in accordance with the provisions of APB No. 25 as the exercise price of the options awarded approximated the market price of the Company's common shares as at the date of the award. Also, no additional compensation expense will be disclosed upon vesting of the options in accordance with the provisions of SFAS 123. In applying the Black-Scholes option-pricing model, no additional compensation expense resulted as the Company determined an expected volatility of 0%. This was determined on the basis that the options were granted concurrent with the completion of the reverse merger and as such no relevant historic market volatility had yet been established in the trading of shares of the Company's common stock.

NOTE 6 - CAPITAL STOCK (cont'd)

October 2001 Stock Option Plan

Effective October 10, 2001, the Company adopted The 2001 Stock Option Plan (the "2001 Plan") allowing for the awarding of options to acquire shares of the Company's common stock. The 2001 Plan allows for Non-qualified Stock Options to be awarded to employees, officers, directors and consultants of the Company and for Incentive Stock Options to be awarded to employees of the Company. The maximum number of options issuable under the 2001Plan cannot exceed 2,500,000 of which a maximum of 700,000 can be Incentive options. The incentive options must be granted at a minimum of market value of the Company's common stock and for a term not to exceed 5 years. Unless otherwise determined, the incentive options will vest to the holder as follows: 30% six months following the award date, 40% twelve months following the award date and 30% eighteen months following the award date. The non-qualified options vest immediately, must be granted at a minimum of 85% of the market value of the Company's common stock and for a term not to exceed 10 years.

Effective October 10, 2001 the Company awarded a total of 2,150,000 non-qualified options at a price of $0.57 under the 2001 Plan to certain employees, officers, directors and consultants of the Company and certain of its subsidiaries. Of these options, 940,000 are deemed to be a modification of options granted under the original Plan and as such are subject to variable accounting in accordance with the provisions of FIN 44.

Of these options, 1,530,000 were granted to employees, officers and directors at less than market value of the Company's common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $153,000 which was recorded in 2001. In addition, 940,000 of these options are subject to variable accounting in accordance with FIN 44 resulting in additional compensation expense as at December 31, 2001 of $206,800. Effective June 30, 2002, a compensation recovery of $300,800 has been recorded to reflect a decline in the market value of the Company's common stock as it relates to the options requiring variable accounting. The remaining 620,000 options were granted to consultants and have been accounted for as required by SFAS No. 123 by applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 5%, expected option life of five years and an expected volatility of 174%, resulting in additional compensation expense of $396,800 which was recorded in 2001.

The following table summarizes the Company's stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Granted, February 22, 2001	1,275,000	$ 2.00	5.00 years
Cancelled	(335,000)	2.00

	940,000	2.00	4.39 years
Cancelled	(940,000)	2.00
Granted, October 10, 2001	2,150,000	0.57
Exercised	(80,000)	0.57

Balance, December 31, 2001	2,070,000	0.57	4.78 years
Exercised	(136,000)	0.57

Balance, June 30, 2002	1,934,000	$ 0.57	4.28 years

NOTE 7 - RELATED PARTY TRANSACTIONS

As at June 30, 2002, $43,000 in management fees, accrued in prior periods, remains unpaid to a director.

During the period the Company received advances of $20,650 from CAG, the controlling shareholder of the Company. As at June 30, 2002 $704,360 is due to CAG and is presently non-interest bearing and has no specific terms of repayment.

NOTE 8 - INCOME TAXES

The Company and its subsidiaries have combined tax losses of approximately $4,460,000, which may be available to reduce future year's taxable income, that result in deferred tax assets. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. No tax provision has been recorded in the current period, as there is a permanent difference between the Company's accounting and taxable income resulting in a taxable loss for the period.

NOTE 9 - FINANCIAL INSTRUMENTS

Interest rate risk exposure

The Company has limited exposure to any fluctuation in interest rates.

Foreign exchange risk

The Company is subject to foreign exchange risk for transactions denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. The Company does not actively manage this risk.

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

As a result of the share exchange reorganization involving SE Global (Private), we now carry on business primarily through our wholly-owned subsidiaries SE Global (Private), SE Global Capital, Inc. (formerly SE Global Direct, Inc.) and Global-American Investments, Inc. Capital Alliance Group, Inc. continues to hold approximately 82% of the issued and outstanding shares of our common stock.

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

Users of the SE Global Trade and SEG Lite software open trading accounts directly with our subsidiary, Global-American Investments Inc., which is a U.S. registered broker-dealer, or through any one of SE Global's alliance brokers. Those users of the software who choose to open accounts with Global-American Investments, Inc. or any of our alliance brokers are provided with direct access to the relevant broker. Unlike traditional web-based online brokers, direct access trading software enables the users to bypass middlemen and route trades directly to electronic communication networks (ECNs) and exchanges. SE Global Trade and SEG Lite route orders through channels that directly match buyers and sellers - unlike some web-based trading platforms which utilize local broker dealers who may sell orders to third parties, thereby potentially compromising both purchase price and speed of execution. Benefits of our direct access trading software include: swift trade execution and trade confirmation, and increased currency of available pricing information as a result of improved trade execution.

In late September 2001, we launched a sophisticated data provider labeled Global Data TerminalTM ("GDT"). GDT is a low cost and efficient tool that enables investors to monitor securities on the Nasdaq, NYSE, AMEX, OPRA and CME exchanges in addition to ECNs in real time on their desktops.

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

SELECTED FINANCIAL DATA

We did not begin offering online direct access trading services until February 2001. In addition, prior to our acquisition of Global-American Investments, Inc. effective August 1, 2001, we had no significant source of revenue. Accordingly, a comparison of our financial results for the quarter ended June 30, 2002 to our financial results for the quarter ended June 30, 2001 would not be meaningful. Set forth below is selected financial data as of June 30, 2002 (unaudited) and December 31, 2001, for the three-month period ended June 30, 2002 (unaudited) and for the three-month period ended March 31, 2002 (unaudited). The financial information as of December 31, 2001 is derived from the audited consolidated financial statements that appeared in our annual report on Form 10-KSB. The information set forth below should be read in conjunction with our financial statements.

	Three month	Three month
	period ended	period ended
	June 30, 2002	March 31, 2002
	(unaudited)	(unaudited)
REVENUES
Brokerage Commissions	522,844fwingdings;	501,363
Direct Costs	261,955fwingdings;	244,564

EXPENSES
Depreciation	7,359fwingdings;	7,360
Consulting		-
General and Administrative	382,519fwingdings;	393,028
Website Development Costs		-

LOSS BEFORE THE FOLLOWING	(128,989)fwingdings;	(143,589)

OTHER (EXPENSES) INCOME
Interest Income	5,327fwingdings;	3,710
Interest on Leases	(3,090)fwingdings;	(3,774)
Stock Based Compensation Expense Recovery	-fwingdings;	300,800

NET INCOME (LOSS) FOR THE PERIOD	(126,752)fwingdings;	157,147
BASIC INCOME (LOSS) PER SHARE	(0.01)fwingdings;	0.01
	As at June 30, 2002	As at March 31, 2002	As at December 31, 2001
Working Capital (Deficit)	(120,777)fwingdings;	(128,294)	(2,488)
Total Assets	439,622fwingdings;	459,379	580,670
Total Capital Deficit	(606,009)fwingdings;	(479,257)	(413,124)
Deficit Accumulated in the Development Stage	(5,037,655)fwingdings;	(4,910,903)	(5,068,050)

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of products and services to meet these needs, and the branding of our company and our products.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 2002

As indicated above, a comparison of our financial results for the quarter ended June 30, 2002 to our financial results for the quarter ended June 30, 2001 would not be meaningful. Accordingly, the following discussion will focus primarily on our results of operations for the quarter ended June 30, 2002 as compared to the quarter ended March 31, 2002.

Net Income (Loss) for the Period

We incurred a net income loss of $126,752fwingdings; during the three-month period ended June 30, 2002 as compared to a net income of $157,147 during the three-month period ended March 31, 2002. The income (loss) is a result of the factors discussed below.

Revenues

We began offering online direct access trading services in February 2001. Prior to our acquisition of Global-American Investments, Inc., had no significant source of revenue. Revenue for the quarter ended June 30, 2002 was $522,844fwingdings; as compared to $501,363 for the quarter ended March 31, 2002, both of which were comprised of commission income generated by Global-American Investments, Inc. Direct costs of $261,955fwingdings; during this period represented trade clearing charges and quotation costs as compared to direct costs of $244,564 for the three-month period ended March 31, 2002. To date, we have not realized any significant revenues from SE Global Trade, SEG Lite and GDT, and do not expect to earn any significant revenues from these products in the foreseeable future.

Prior to our acquisition of Global-American Investments, Inc. effective August 1, 2001, Global-American Investments, Inc.'s revenue grew at an average rate of 5% per month from May 2001 to July 2001. Following our acquisition of Global-American Investments, Inc., we embarked on a marketing campaign targeted at active direct stock traders. We have experienced increased revenue at an average rate of 8% per month since then. Although it is unclear whether this level of revenue growth is sustainable, we believe that increased trading volume will allow us to negotiate lower trade clearing charges, thereby lowering our operational expenses. In addition, our costs for clearing transactions effected through the use of our SE Global Trade software has declined since the launching of the software in April 2001. We anticipate that Global-American Investments, Inc.'s generated cash flow from operations will contribute to our overall cash operating needs, but that we will continue to experience net losses for the foreseeable future.

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

General and Administrative Expenses

General and administrative, prior to giving effect to stock-based compensation expense recovery as described below, expenses during the three-month period ended June 30, 2002 totalled $382,519fwingdings; as compared to $393,028 for the three-month period ended March 31, 2002.

General and administrative costs consisted primarily of our general corporate expenses, such as salaries and benefits, rent, professional fees, insurance and marketing. As we have continued to focus on branding of our company and our products (see "Marketing and Advertising" below for additional details), our biggest categories of general and administrative expenses were: (a) salaries and benefits of $117,243fwingdings; as compared to $130,128 for the quarter ended March 31, 2002; and (b) marketing expenses of $136,281fwingdings; as compared to $127,585 for the quarter ended March 31, 2002.

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

fwingdings;[Stock-Based Compensation Expense Recovery

For the three month period ended June 30, 2002, we did not realize any non-cash stock-based compensation expense recovery. In contrast, we realized a non-cash stock compensation expense recovery of$fwingdings; $300,800 for the three-month period ended March 31, 2002. This non-cash stock-based compensation expense recovery is a result of SE Global's stock options that are subject to Variable Accounting which reflects the decreased market value of SE Global's share price.]

Marketing and Advertising

As indicated above, marketing and advertising expenses during the three-month period ended June 30, 2002 totalled $136,281 as compared to $127,585 for the three month period ended March 31, 2002.

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

While marketing and user acquisitions costs are minimized through leveraging the brand recognition and reputation of our global network of brokerage firms, we will incur marketing costs through business development and direct marketing efforts. The cost of these marketing efforts over the 12 months ending June 30, 2003 is anticipated to be $510,000fwingdings;.

RESEARCH AND DEVELOPMENT

Over the past two fiscal years, we have spent approximately $897,398 on research and development activities, comprised primarily of website development costs. Since our websites are now operational, we did not incur any additional research and development costs during the quarter ended June 30, 2002. We do not anticipate incurring any significant expenditures on research and development for the 12 months ending June 30, 2003.

EMPLOYEES

We currently have 145 employees. and two independent consultants. Of the 145 employees, one is the Chief Executive Officer, one is the Chief Financial Officer, twothree are in business development and marketing, one is in market research, one is in investor relations, three are in corporate administration, three are in operations, one is in compliance, and one is in technical support. Of the two independent consultants, one is in technical support and marketing, and one is in corporate administration and marketing. We may add employees and independent consultants if we are successful in completing one or more strategic acquisitions of complementing businesses over the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2002, we had $315,334fwingdings; of cash on hand (comprised of $140,066fwingdings; in unrestricted cash, a $36,980fwingdings; clearing deposit and $138,288fwingdings; in restricted cash). As at March 31, 2002 we had cash on hand of $339,129 (comprised of $135,082 in unrestricted cash, a $36,980 clearing deposit and $167,067 in restricted cash). The unrestricted cash is available for general working capital purposes while the clearing deposit is held by the trade clearing house, and the restricted cash constitutes a deposit held by a leasing company for leased equipment.

We currently expend before, depreciation and amortization, approximately $128,000131,000 per month to operate our business. Areas of significant expenditure include marketing and advertising, salaries and benefits, consulting fees, and news and data feeds.

During the 12 month period ending June 30, 2003, we plan to meet additional cash requirements through the sale of our equity securities, proceeds received from the exercise of outstanding options, continued financing from our majority shareholder, Capital Alliance Group Inc., and, if available on satisfactory terms, debt financing. fwingdings;[any private placements?]

We plan to use any additional funds that we might be successful in raising for marketing and advertising of SE Global Trade, SEG Lite and GDT, as well as for strategic acquisition of existing businesses that complement our market niche, and general working capital purposes.

We plan to raise debt and/or equity capital on a private placement basis to finance the operating and capital requirements of our company, assuming that we are able to do so on acceptable terms. If we are able to raise $fwingdings;2 million during the 12 month period ending June 30, 2003 - which cannot be assured, having regard to factors outside our control such as market conditions - we anticipate that this will provide sufficient funds for corporate overhead, more strategic acquisitions to build our company internationally, and the expansion of our business development and marketing programs. If we are unsuccessful in raising the full $fwingdings;2 million in financing, we intend to seek debt and/or equity financing in smaller amounts on an as-needed basis.

If we are unsuccessful in raising any of the planned debt or equity financing, our ability to seek and consummate strategic acquisitions to build our company internationally, and to expand of our business development and marketing programs will be adversely effected. However, we expect that we will have sufficient funds to meet our corporate overhead and ongoing operational expenses during the next 12 months assuming that revenues in our wholly-owned subsidiary, Global-American Investments Inc., continue to grow at the rate of 5% to 8% per month with the addition of new accounts, and assuming that we successfully control our ongoing costs. These assumptions are subject to a number of risks and uncertainties which are discussed under "Risk Factors" below, such as continued market acceptance of our products and services, our ability to manage growth, our reliance on our alliance brokers and other third parties, the risks and uncertainties associated with our industry, and the overall success of our company and its subsidiaries in general.

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

As of August 1fwingdings;, 2002, there were 14,782,01814,647,018 shares of our common stock outstanding, of which approximately 82% are held by Capital Alliance. Capital Alliance may sell its shares in the public markets from time to time, subject to limitations imposed by federal securities laws. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by Capital Alliance or other stockholders in the market, or the perception that these sales could occur. These factors also could make it more difficult for us to raise funds through future offerings of our equity securities.

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
Date: August 19, 2002

By: /s/ Tim Leong
Tim Leong, Chief Financial Officer
Date: August 19, 2002