Form 10QSB
period 2002-09-30
SE GLOBAL EQUITIES CORP
filed 2002-11-15
CIK 1088005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

Commission file number  000-26347

SE Global Equities Corp. (Exact name of small business issuer as specified in its charter)
Minnesota (State or other jurisdiction of incorporation or organisation)	41-0985135 (I.R.S. Employer Identification No.)
Suite 1200, 777 West Broadway Vancouver, British Columbia, Canada V5Z 4J7 (Address of principal executive offices)
604.871.9909 (Issuer's telephone number)
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

14,782,018 common shares outstanding as of November 13, 2002

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DISCLOSURE

To: The Shareholders of

SE Global Equities Corp.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia

Date: November 14, 2002

/s/ Toby Chu

Toby Chu, President

SE Global Equities Corp.

SE GLOBAL EQUITIES CORP.

(a development stage company)

INTERIM CONSOLIDATED Financial Statements

SEPTEMBER 30, 2002

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED Statements of Operations

INTERIM CONSOLIDATED Statements of Cash Flows

Notes to INTERIM CONSOLIDATED Financial Statements

SE GLOBAL EQUITIES CORP.

(a development stage company)

CONSOLIDATED BALANCE SHEETS
	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT
Cash and short-term investments	$ 49,559	$ 161,349
Accounts receivable	85,909	102,914
Restricted cash (Note 5)	109,509	195,846
Prepaid expenses	9,920	-
	254,897	460,109

FIXED ASSETS (Note 4)	9,813	31,892
DUE FROM RELATED PARTIES (Note 7)	32,339	51,689
CLEARING BROKER DEPOSIT	36,980	36,980

	$ 334,029	$ 580,670

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
Accounts payable	$ 243,901	$ 162,552
Current portion of lease obligation	70,446	104,199

	314,347	266,751

LEASE OBLIGATION (Note 5)	-	43,333
DUE TO RELATED COMPANY (Note 7)	632,437	683,710

	946,784	993,794

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital stock (Note 6)
Authorized:
45,000,000 common shares with $0.01par value
Issued and outstanding: 14,735,962 (2001 - 14,464,962) shares	147,359	144,649
Additional paid-in capital	4,284,287	4,442,777
Common share subscriptions	-	67,500
Deficit accumulated during development stage	(5,044,401)	(5,068,050)

	(612,755)	(413,124)

	$ 334,029	$ 580,670

NATURE OF OPERATIONS (Note 1)

The accompanying notes are an integral part of these interim consolidated financial statements

SE GLOBAL EQUITIES CORP.

(a development stage company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months ended		Nine Months ended		October 13, 1999 (inception) to
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002
					(Note 1)
REVENUES
Brokerage commissions and fees	$ 696,645	$ 197,458	$ 1,720,852	$ 197,458	$ 2,381,065
Direct costs	332,758	101,387	839,277	101,387	1,153,723

	363,887	96,071	881,575	96,071	1,227,342

EXPENSES
Depreciation	7,360	34,855	22,079	104,566	261,806
Consulting	-	192,154	-	349,305	1,414,228
General and administrative	362,991	623,384	837,738	1,286,784	3,717,030
Website development costs	-	73,783	-	202,427	897,398

	370,351	924,176	859,817	1,943,082	6,290,462

INCOME (LOSS) BEFORE THE FOLLOWING:	(6,464)	(828,105)	21,758	(1,847,011)	(5,063,120)

OTHER INCOME (EXPENSE)
Interest income	1,421	4,166	10,458	34,389	116,935
Interest on leases	(1,703)	(3,317)	(8,567)	(17,137)	(44,672)
Loss on disposal of assets	-	-	-	-	(53,544)

NET INCOME (LOSS) FOR THE PERIOD	$ (6,746)	$ (827,256)	$ 23,649	$ (1,829,759)	$ (5,044,401)

BASIC NET EARNINGS (LOSS) PER SHARE	$ (0.00)	$ (0.06)	$ 0.00	$ (0.13)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	14,735,962	14,381,327	14,675,409	13,969,004

The accompanying notes are an integral part of these interim consolidated financial statements

SE GLOBAL EQUITIES CORP.

(a development stage company)

INTERIM CONSOLIDATED Statements of cash flows

(Unaudited)
	Nine Months ended		October 13, 1999 (inception) to
	September 30, 2002	September 30, 2001	September 30, 2002
			(Note 1)

Cash flows from operating activities
Net income (loss) for the period	$ 23,649	$ (1,829,759)	$ (5,044,401)
Adjustments to reconcile net income (loss) to net cash used in operating activities
- depreciation	22,079	104,566	261,806
- loss on disposal of assets	-	-	53,544
- accrued interest	-	8,901	12,188
- non-cash general and administrative expenses	-	20,900	29,739
- stock-based compensation expense (recovery)	(300,800)	-	455,800
- accounts receivable	17,005	(9,981)	(16,177)
- prepaid expenses	(9,920)	19,207	22,806
- accounts payable	81,349	128,660	277,200

CASH USED IN OPERATING ACTIVITIES	(166,638)	(1,557,506)	(3,947,495)

Cash flows from investing activities
- acquisition of fixed assets	-	-	(103,086)
- net cash acquired on acquisition of GAI (Note 3)	-	32,135	32,135
- cash acquired on reverse merger (Note 3)	-	100	100

CASH FLOWS FROM (USED IN) investing activities	-	32,235	(70,851)

Cash flows from financing activities
- restricted cash	86,337	65,782	(121,697)
- lease obligation repayments	(77,086)	(69,200)	(223,248)
- advances from (to) related parties	(31,923)	361,678	1,804,143
- proceeds from issue of common shares	77,520	-	123,121
- share subscriptions received	-	-	2,485,586

CASH FLOWS FROM FINANCING ACTIVITIES	54,848	358,260	4,067,905

Increase (Decrease) in cash	(111,790)	(1,167,011)	49,559
and cash equivalents

Cash and cash equivalents, beginning of period	161,349	1,447,545	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 49,559	$ 280,534	$ 49,559

Significant non-cash activities:

Refer to Notes 3 and 6.

The accompanying notes are an integral part of these interim consolidated financial statements

SE GLOBAL EQUITIES CORP.

(a development stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

SE GLOBAL EQUITIES CORP.

(a development stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

Net Earnings (Loss) per Common Share

Basic net earnings (loss) per shares include no dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of the Company. The accompanying presentation is only of basic net earnings (loss) per share as the potentially dilutive factors are anti-dilutive to basic net earnings (loss) per share.

SE GLOBAL EQUITIES CORP.

(a development stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Comprehensive income

Comprehensive income is defined as the change in equity from transactions, events and circumstances, other than those resulting from investments by owners and distributions to owners. Comprehensive income to date consists only of the unrealized gains and losses resulting from translation of the foreign currency financial statements of certain of the Company's subsidiaries. As at September 30, 2002 all such gains and losses have been realized.

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

SEPTEMBER 30, 2002

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The adoption of SFAS 141 has not had a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The adoption of SFAS 142 has not had a material impact on the Company's financial position or results of operations.

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

SEPTEMBER 30, 2002

(Unaudited)

NOTE 3 - ACQUISITIONS (cont'd)

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
Assets and liabilities acquired at fair value:
Cash in bank	$ 70,635
Clearing deposits	36,980
Accounts receivable	69,732
Prepaid expenses	23,886
Accounts payable	(20,639)
Intercompany advances	(142,094)

Purchase price	$ 38,500

NOTE 4 - FIXED ASSETS

September 30, 2002	December 31, 2001

Computer equipment	$ 65,398	$ 65,398
Office equipment	22,919	22,919

	88,317	88,317
Less: accumulated depreciation	(78,504)	(56,425)

	$ 9,813	$ 31,892

As at September 30, 2002, computer equipment includes $65,398 of equipment held under capital lease. Accumulated depreciation of leased equipment at September 30, 2002 is $58,131.

SE GLOBAL EQUITIES CORP.

(a development stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(Unaudited)

NOTE 5 - CAPITAL LEASE OBLIGATION

SEGHK entered into a Master Lease Agreement with GE Capital (Hong Kong) Limited dated June 30, 2000. Under the terms of the agreement, GE Capital agreed to finance the acquisition of computer equipment and software for $293,694. As security for the lease agreement GE Capital required that the Company deposit $300,000 with GE Capital, which renews every three months and earns interest at approximately 5% per annum. These funds will remain on deposit until the expiration of the lease, June 1, 2003. Commencing in 2001, the balance of funds on deposit has been drawn down to make the monthly lease payments leaving $109,509 on deposit at September 30, 2002. As of September 30, 2002, future minimum annual lease payments relating to assets held under capital leases, together with their present value are as follows:

Total minimum lease payments	$ 73,231
Amount representing interest	(2,785)

Present value of minimum lease payments	$ 70,446

NOTE 6 - CAPITAL STOCK

During the period ended September 30, 2002, changes in share capital were as follows:

	Number	Amount	Additional Paid-in Capital	Common Share Subscriptions	Total

Balance December 31, 2001	14,464,962	$ 144,649	$ 4,442,777	$ 67,500	$ 4,654,926

Issued on exercise of options at $0.57 per share	136,000	1,360	76,160	-	77,520
Issued for cash at $0.50 per share	135,000	1,350	66,150	(67,500)	-
Stock based compensation recovery	-	-	(300,800)		(300,800)

Balance, September 30, 2002	14,735,962	$ 147,359	$ 4,284,287	$ -	$ 4,431,646

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

Effective February 22, 2001, the Company awarded a total of 1,275,000 options under the Plan to certain employees, officers and directors of the Company and certain of its subsidiaries. These options were exercisable for a period of 5 years from the award date at an exercise price of $2.00 per share and were subject to the vesting conditions as described above. During 2001, 335,000 of these options were cancelled, leaving 940,000 options outstanding. Effective October 10, 2001 the Company cancelled all options outstanding under this plan, cancelled this plan and adopted a new stock option plan (see below).

SE GLOBAL EQUITIES CORP.

(a development stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(Unaudited)

NOTE 6 - CAPITAL STOCK (cont'd)

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123. In accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

No compensation expense was recorded in connection with the options granted under the Plan in accordance with the provisions of APB No. 25 as the exercise price of the options awarded approximated the market price of the Company's common shares as at the date of the award.

October 2001 Stock Option Plan

Effective October 10, 2001, the Company adopted The 2001 Stock Option Plan (the "2001 Plan") allowing for the awarding of options to acquire shares of the Company's common stock. The 2001 Plan allows for Non-qualified Stock Options to be awarded to employees, officers, directors and consultants of the Company and for Incentive Stock Options to be awarded to employees of the Company. The maximum number of options issuable under the 2001 Plan cannot exceed 2,500,000 of which a maximum of 700,000 can be Incentive options. The incentive options must be granted at a minimum of market value of the Company's common stock and for a term not to exceed 5 years. Unless otherwise determined, the incentive options will vest to the holder as follows: 30% six months following the award date, 40% twelve months following the award date and 30% eighteen months following the award date. The non-qualified options vest immediately, must be granted at a minimum of 85% of the market value of the Company's common stock and for a term not to exceed 10 years.

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

Of these options, 1,530,000 were granted to employees, officers and directors at less than market value of the Company's common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $153,000 which was recorded in 2001. In addition, 940,000 of these options are subject to variable accounting in accordance with FIN 44 resulting in additional compensation expense as at December 31, 2001 of $206,800. Effective September 30, 2002, a compensation recovery of $300,800 has been recorded to reflect a decline in the market value of the Company's common stock as it relates to the options requiring variable accounting. The remaining 620,000 options were granted to consultants and have been accounted for as required by SFAS No. 123 by applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 5%, expected option life of five years and an expected volatility of 174%, resulting in additional compensation expense of $396,800 which was recorded in 2001.

SE GLOBAL EQUITIES CORP.

(a development stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(Unaudited)

NOTE 6 - CAPITAL STOCK (cont'd)

The following table summarizes the Company's stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Granted, February 22, 2001	1,275,000	$ 2.00	5.00 years
Cancelled	(335,000)	2.00

	940,000	2.00	4.39 years
Cancelled	(940,000)	2.00
Granted, October 10, 2001	2,150,000	0.57
Exercised	(80,000)	0.57

Balance, December 31, 2001	2,070,000	0.57	4.78 years
Exercised	(136,000)	0.57

Balance, September 30, 2002	1,934,000	$ 0.57	4.03 years

NOTE 7 - RELATED PARTY TRANSACTIONS

As at September 30, 2002, $43,000 in management fees, accrued in prior periods, remains unpaid to a director.

During the period the Company received $19,350 that had been advanced to an Officer and Director. The balance of $32,339 receivable from related parties is non-interest bearing and has no specific terms of repayment.

During the period the Company repaid advances of $51,273 to CAG, the controlling shareholder of the Company. As at September 30, 2002 $632,437 is due to CAG and is presently non-interest bearing and has no specific terms of repayment.

During the period the Company incurred management and consulting fees to Directors of the Company and Directors of certain of the Company's subsidiaries in the amount of $109,989.

NOTE 8 - INCOME TAXES

The Company and its subsidiaries have combined tax losses of approximately $4,600,000, which may be available to reduce future year's taxable income, that result in deferred tax assets. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full deferred tax asset valuation allowance has 0been provided and no deferred tax asset benefit has been recorded. No tax provision has been recorded in the current period, as there is a permanent difference between the Company's accounting and taxable income resulting in a taxable loss for the period.

SE GLOBAL EQUITIES CORP.

(a development stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(Unaudited)

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

Fair values of financial instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and capital lease obligations. The fair values of these financial instruments approximate their carrying values. The fair value of the Company's capital leases are estimated based on market value of financial instruments with similar terms. Management believes that the fair value of the debt approximates its carrying value.

Item 2. Management's Discussion and Analysis

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" as disclosed in our annual report on Form 10-KSB, filed with the Securities and Exchange Commission on April 1, 2002, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

GENERAL

SE Global is a provider of direct access trading software and financial resources for international investors. We have offices in Diamond Bar, California, Vancouver, British Columbia and Hong Kong. Our subsidiary, Global-American Investments, Inc., maintains a separate office in Dana Point, California. We are provide our customers with access to our global alliance network of 30 brokerage firms, 24 hours a day, covering 29 stock exchanges spanning five continents.

We provide direct access trading software, SE Global TradeTM and SEG LiteTM, and market data through a formal licensing and worldwide distribution agreement with Direct Access Financial Corporation ("Direct Access"). We pay a licensing fee to license the direct access trading software. The original term of the license was for one year commencing on March 9, 2001, subject to our right to renew the agreement for two successive one-year terms. We have exercised our option to renew the agreement for the current one-year term.

Users of the SE Global Trade and SEG Lite software open trading accounts directly with our subsidiary, Global-American Investments, Inc., which is a U.S. registered broker-dealer, or through any one of SE Global's alliance brokers. Those users of the software who choose to open accounts with Global-American Investments, Inc. or any of our alliance brokers are provided with direct access to the relevant broker. Unlike traditional web-based online brokers, direct access trading software enables the users to bypass middlemen and route trades directly to electronic communication networks (ECNs) and exchanges. SE Global Trade and SEG Lite route orders through channels that directly match buyers and sellers - unlike some web-based trading platforms which utilize local broker dealers who may sell orders to third parties, thereby potentially compromising both purchase price and speed of execution. Benefits of our direct access trading software include: swift trade execution and trade confirmation, and increased currency of available pricing information as a result of improved trade execution.

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

Substantially all of our revenues have consisted of brokerage commissions generated by Global American Investments, Inc. since its acquisition effective August 1, 2001. During the nine months ended September 30, 2002, we also generated modest revenues in the form of subscriptions and activation fees in the amount of $14,358.

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

FORMATION AND REORGANIZATION

We were formed in Minnesota on June 20, 1972 under the name "Land Corporation of America, Inc." We changed our name to "Future Homes, Inc." on November 30, 1977, and then to "Future Technologies, Inc." on February 8, 1999. We have carried on business under our present name, "SE Global Equities Corp." since April 20, 2001.

On February 21, 2001, we acquired all of the issued and outstanding shares of SE Global Equities, Inc. ("SE Global (Private)"), a Cayman Islands corporation, by a share exchange reorganization pursuant to which we issued 12,873,944 shares of our common stock to the stockholders of SE Global (Private). Immediately after the share exchange, the stockholders of SE Global (Private) controlled approximately 89.6% of our issued and outstanding common stock; Capital Alliance Group, Inc., received 12,073,578 shares of the 12,873,944 shares issued pursuant to the reorganization, which represented 84% of the issued and outstanding shares of our common stock immediately following the transaction. This represented a change of control of our company. Accordingly, the reorganization was treated as a reverse merger for accounting purposes, and we adopted the fiscal year of the "accounting parent", SE Global (Private), of December 31. In addition, our financial statements are presented as a continuation of SE Global (Private).

As a result of the share exchange reorganization involving SE Global (Private), we now carry on business primarily through our wholly-owned subsidiaries SE Global (Private), SE Global Capital, Inc. (formerly SE Global Direct, Inc.) and Global-American Investments, Inc. Capital Alliance Group, Inc. continues to hold approximately 82% of the issued and outstanding shares of our common stock.

OVERVIEW

The following comparisons of our financial results for the three- and nine month periods ended September 30, 2002 and September 30, 2001 should be considered in light of the following:

  we had no significant source of revenue prior to our acquisition of our subsidiary, Global-American Investments, Inc., effective August 1, 2001; and

  since August 1, 2001, substantially all of our consolidated revenues have been comprised of commission income generated by Global-American Investments, Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Net Loss for the Period

We have incurred net operating losses since inception. Our net loss for the three month period ended September 30, 2002 was $6,746 compared to a net loss of $827,256 for the three month period September 30, 2001. As at September 30, 2002, we had an accumulated deficit of $5,044,401. Revenues up to September 30, 2002 were insufficient to meet our ongoing operational expenses, but we anticipate that our revenues will increase to the point where they will be sufficient to satisfy our operational expenses in the foreseeable future.

Revenues

We began offering online direct access trading services in February 2001, but did not realize any revenues from operations until after we acquired Global-American Investments, Inc. effective August 1, 2001. In particular, we did not realize any significant revenues from SE Global Trade, SEG Lite and GDT and we do not expect to earn any significant revenues from these products in the foreseeable future. Revenues for the quarter ended September 30, 2002 were $696,645 as compared to $197,458 for the quarter ended September 30, 2001. To date, substantially all of our revenues have been comprised of commission income generated by our subsidiary, Global-American Investments, Inc. Our direct costs, consisting of trade clearing charges and quotation costs, were $332,758 for the quarter ended September 30, 2002, compared to $101,387 for the quarter ended September 30, 2001.

Prior to our acquisition of Global-American Investments, Inc. effective August 1, 2001, Global-American Investments, Inc.'s revenue grew at an average rate of 5% per month from May 2001 to July 2001. Following our acquisition of Global-American Investments, Inc., we embarked on a marketing campaign targeted at active direct stock traders. We have experienced increased revenue at an average rate of 8% per month since then. However, we believe that increased trading volume will allow us to negotiate lower trade clearing charges, thereby lowering our operational expenses. In addition, our costs for clearing transactions effected through the use of our SE Global Trade software has declined since the launching of the software in April 2001. We anticipate that Global-American Investments, Inc.'s generated cash flow from operations will contribute to our overall cash operating needs.

Our ability to achieve profitability in the future will depend upon our ability to expand our brand awareness and customer base, increase our global market presence and enhance and maintain our proprietary technology. In order to achieve these goals, we will need to increase spending on marketing, technology, product development and other operating costs. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2001 and 2000 consolidated financial statements (for additional details, see "Risk Factors - We have a limited operating history which makes predicting our future operating results difficult and uncertain" in our annual report on Form 10-KSB, filed with the Securities and Exchange Commission on April 1, 2002.)

General and Administrative Expenses

General and administrative expenses during the three month period ended September 30, 2002 totalled $362,991. In comparison, general and administrative expenses for the three month period ended September 30, 2001 was $623,384.

General and administrative costs consisted primarily of our general corporate expenses, such as salaries and benefits, rent, professional fees, insurance and marketing. As we have continued to focus on branding of our company and our products (see "Marketing and Advertising" below for additional details), our biggest categories of general and administrative expenses were: (a) salaries and benefits of $141,774 as compared to $170,050 for the quarter ended September 30, 2001; (b) marketing expenses of $158,166 as compared to $93,763 for the quarter ended September 30, 2001; and (c) professional fees (consisting primarily of legal and accounting fees) of $19,028 as compared to $118,475 for the quarter ended September 30, 2001.

Included in general and administrative costs for the quarter ended September 30, 2001 were legal and accounting fees amounting in the aggregate to approximately $88,000 incurred in connection with the acquisition of Global-American Investments, Inc. The services provided by our professional advisors included due diligence and regulatory compliance filings outside the ordinary course.

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

Marketing and Advertising

As indicated above, marketing and advertising expenses during the three month period ended September 30, 2002 totalled $158,166 as compared to $93,763 for the three month period ended September 30, 2001.

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

Additionally, we plan to continue to pursue and develop targeted marketing efforts through Internet marketing, targeted advertising, sponsorships, co-branding, trade shows, corporate videos, public relations and the development of collateral marketing materials. Together, these marketing elements are intended to attract software users, build market awareness, educate the investing public and develop brand name recognition.

While marketing and user acquisition costs are minimized through leveraging the brand recognition and reputation of our global network of brokerage firms, we will incur marketing costs through business development and direct marketing efforts. The cost of these marketing efforts over the 12 months ending September 30, 2003 is anticipated to be $450,000.

Research And Development

Over the past two fiscal years, we have spent approximately $897,398 on research and development activities, comprised primarily of website development costs. As more fully explained in note 2 to the interim financial statements included in this quarterly report, we account for website development costs in accordance with EITF 00-02, with the result that our preliminary website development costs are expensed as incurred. To date, we have not capitalised any of our website development costs as they do not meet the general criteria for capitalisation.

During the three months ended September 30, 2001, we incurred $73,783 in website development costs. Since our websites are now operational, we did not incur any additional website development costs during the quarter ended September 30, 2002. We do not anticipate incurring any significant expenditures on research and development for the 12 months ending September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Net Income (Loss) for the Period

Our net income for the nine month period ended September 30, 2002 was $23,649, compared to a net loss of $1,829,759 for the nine month period September 30, 2001.

Revenues

Revenues for the nine months ended September 30, 2002 were $1,720,852 as compared to $197,458 for the nine months ended September 30, 2001. As indicated above, substantially all of our revenues have been comprised of commission income generated by our subsidiary, Global-American Investments, Inc., which we did not effectively acquire until August 1, 2001. Our direct costs, consisting of trade clearing charges and quotation costs, were $839,277 for the nine months ended September 30, 2002, compared to $101,387 for the nine months ended September 30, 2001.

General and Administrative Expenses

General and administrative expenses during the nine month period ended September 30, 2002 totalled $837,738 after giving effect to stock-based compensation expense recovery as described below. In comparison, general and administrative expenses for the nine month period ended September 30, 2001 were $1,286,784.

General and administrative costs consisted primarily of our general corporate expenses, such as salaries and benefits, rent, professional fees, insurance and marketing. As was the case in the three month periods ended September 30, 2002 and September 30, 2001, our largest categories of general and administrative expenses were: (a) salaries and benefits of $371,568 as compared to $347,823 for the nine month period ended September 30, 2001; (b) marketing expenses of $413,574 as compared to $206,767 for the nine month period ended September 30, 2001; and (c) professional fees (consisting of primarily of legal and accounting fees) of $75,076 as compared to $161,364 for the nine month period ended September 30, 2001.

Stock-Based Compensation Expense Recovery

We realized a non-cash stock compensation expense recovery of $300,800 for the nine month period ended September 30, 2002. This non-cash stock-based compensation expense recovery was a result of SE Global's stock options that were subject to Variable Accounting as a reflection of the decreased market value of SE Global's share price during the quarter ended March 31, 2002. In contrast, we did not realize any non-cash stock compensation expense recovery for the nine month period ended September 30, 2001.

Marketing and Advertising

Marketing and advertising expenses during the nine month period ended September 30, 2002 totalled $413,574 as compared to $206,767 for the nine month period ended September 30, 2001.

Research And Development

We incurred no website development costs during the nine months ended September 30, 2002, compared to $202,427 in website development costs during the nine months ended September 30, 2001.

EMPLOYEES

We currently have 14 employees. Of the 14 employees, one is the Chief Executive Officer, one is the Chief Financial Officer, two are in business development and marketing, one is in market research, one is in investor relations, three are in corporate administration, three are in operations, one is in compliance, and one is in technical support. We may add employees and independent consultants if we are successful in completing one or more strategic acquisitions of complementing businesses over the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2002, we had $196,048 of cash on hand (comprised of $49,559 in unrestricted cash, a $36,980 clearing deposit and $109,509 in restricted cash). In comparison, as at September 30, 2001 we had cash on hand of $551,732 (comprised of $280,534 in unrestricted cash, a $36, 980 clearing deposit and $234,218 in restricted cash). The unrestricted cash is available for general working capital purposes while the clearing deposit is held by the trade clearing house, and the restricted cash constitutes a deposit held by a leasing company for leased equipment.

We currently expend, before depreciation and amortization, approximately $121,000 per month to operate our business. Areas of significant expenditure include marketing and advertising, salaries and benefits, consulting fees, and news and data feeds.

During the 12 month period ending September 30, 2003, we plan to meet additional cash requirements through the sale of our equity securities, proceeds received from the exercise of outstanding options, continued financing from our majority shareholder, Capital Alliance Group Inc., and, if available on satisfactory terms, debt financing.

We plan to use any additional funds that we might be successful in raising for marketing and advertising of SE Global Trade, SEG Lite and GDT, as well as for strategic acquisition of existing businesses that complement our market niche, and general working capital purposes.

We plan to raise debt and/or equity capital on a private placement basis to finance the operating and capital requirements of our company, assuming that we are able to do so on acceptable terms. If we are able to raise $2 million during the 12 month period ending September 30, 2003 - which cannot be assured, having regard to factors outside our control such as market conditions - we anticipate that this will provide sufficient funds for corporate overhead, more strategic acquisitions to build our company internationally, and the expansion of our business development and marketing programs. If we are unsuccessful in raising the full $2 million in financing, we intend to seek debt and/or equity financing in smaller amounts on an as needed basis.

If we are unsuccessful in raising any of the planned debt or equity financing, our ability to seek and consummate strategic acquisitions to build our company internationally, and to expand of our business development and marketing programs will be adversely effected. However, we expect that we will have sufficient funds to meet our corporate overhead and ongoing operational expenses during the next 12 months assuming that revenues in our wholly-owned subsidiary, Global-American Investments Inc., continue to grow at the rate of 5% to 8% per month with the addition of new accounts, and assuming that we successfully control our ongoing costs. These assumptions are subject to a number of risks and uncertainties which are discussed under "Risk Factors" in our annual report on Form 10-KSB, filed with the Securities and Exchange Commission on April 1, 2002. Such risks and uncertainties include continued market acceptance of our products and services, our ability to manage growth, our reliance on our alliance brokers and other third parties, the risks and uncertainties associated with our industry, and the overall success of our company and its subsidiaries in general.

PURCHASE OR SALE OF EQUIPMENT

We do not anticipate any significant purchase or sale of equipment for the 12 months. However, we may acquire computer and other miscellaneous equipment in connection with one or more strategic acquisitions of complementing businesses, if any, that we are successful in completing over the next 12 months.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

An investment in our common stock involves a number of very significant risks. In addition to the information in this quarterly report, you should carefully consider the risks and uncertainties set forth under the heading "Risk Factors" in our annual report on Form 10-KSB, filed with United States Securities and Exchange Commission on April 1, 2002, in evaluating our Company and our business before purchasing shares of common stock. Our business, operating results and financial condition could be seriously harmed due to any such risks. The trading price of the shares of our common stock could decline and you could lose all or part of your investment.

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

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities.

On July 8, 2002, we issued a total of 135,000 shares of common stock to two European investors pursuant to an exemption from registration provided by Regulation S under the Securities Act of 1933. These shares form part of the 135,000 units which were authorized for issuance pursuant to Regulation S by directors' consent resolutions dated as of January 10, 2002. Such private placement of units was previously reported in our Company's quarterly report on Form 10-QSB for the three month period ended March 31, 2002, filed with the Securities and Exchange Commission on May 20, 2002. Each unit was issued at a price of $0.50 and consists of one common share and one common share purchase warrant. Each warrant is exercisable at a price of $0.75 for a period of one year. Gross proceeds of the placement were $67,500. The treasury order directing the issuance of the underlying shares was not lodged with our Company's transfer agent until July, 2002.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On August 19, 2002, we filed a current Form 8-K announcing the filing of our Form 10-QSB Quarterly Report for the period ended June 30, 2002 with the United States Securities and Exchange Commission. In connection with the new legislation that requires our Chief Executive Officer and Chief Financial Officer to certify periodic reports that contain financial statements, we have attached as exhibit 99.1 to the Form 8-K Current Report the Certification of the Chief Executive Officer and the Chief Financial Officer.

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

SE GLOBAL EQUITIES CORP.

By:

/s/ Toby Chu

Toby Chu, President and CEO/Director

Date: November 14, 2002

By:

/s/ Tim Leong

Tim Leong, Chief Financial Officer

Date: November 14, 2002

CERTIFICATION PURSUANT TO

18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Toby Chu, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SE Global Equities Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Toby Chu

Toby Chu

President and Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tim Leong, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SE Global Equities Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Tim Leong

Tim Leong

Chief Financial Officer