Form 10KSB
period 2002-12-31
SE GLOBAL EQUITIES CORP
filed 2003-04-01
CIK 1088005

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31,2005
Estimated average burden hours per response: 946.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2002

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from [       ] to [      ]

Commission File Number: 000-26347

SE Global Equities Corp.

Exact name of small business issuer as specified in its charter)

Florida (State or Other Jurisdiction incorporation or organization)	91-1930691 (I.R.S. Employer I.D. No.)

Suite 1200, 777 West Broadway, Vancouver, British Columbia, Canada V5Z 4J7
(Address of principal executive offices)

(604) 871-9909
(Issuer's telephone number)

                                                      N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act:   None

Securities Registered pursuant to Section 12(g) of the Act:   Common Stock, par value $0.01 per share
                                                                                                 (Title of class)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

            Yes [   ]   No  [X]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

             Yes [X]   No  [   ]

State Registrant's revenues for its most recent fiscal year $2,469,560

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

2,010,745 common shares @ $0.40(1) = $804,298

(1) Average of the best bid and asked prices on March 24, 2003

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   N/A

             Yes [   ]   No  [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

14,735,962 common shares issued and outstanding as of March 24, 2003

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):

             Yes [   ]     No [X]

TABLE OF CONTENTS

FORWARD LOOKING INFORMATION

PART I
Item 1. Description of Business
Business Development - Formation and Reorganization.
Our Current Business
Marketing
Competition
Governmental Regulation
Research and Development
Employees
Reports to Securities Holders
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submissions of Matters to a Vote of Security Holders

PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Dividend Policy
Recent Sales of Unregistered Securities
Item 6. Management Discussion and Analysis
Overview
Results of Operations
Stock-Based Compensation Expense Recovery
Liquidity and Capital Resources
Off-Balance Sheet Arrangement
Research and Development
Capital Expenditure Commitments
Financial Outlook for Fiscal 2003
New Accounting Pronouncements
Item 7. Financial Statements
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III
Item 9. Directors and Executive Officers of the Registrant
Identification of Directors and Executive Officers
Significant Employees
Family Relationships
Involvement in Certain Legal Proceedings
Audit Committee Financial Expert
Compliance with Section 16(a) of the Securities Exchange Act of 1934
Code of Ethics
Item 10. Executive Compensation
Summary of Compensation of Executive Officers
Stock Options/SAR Grants
Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table
Long-Term Incentive Plans
Compensation of Directors
Stock Option Plan
Item 11. Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plan
Security Ownership of Certain Beneficial Owners and Management
Changes in Control
Item 12. Certain Relationships and Related Transactions

PART IV
Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Exhibits
Reports of Form 8-K
Item 14. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Changes in internal controls

CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

FORWARD LOOKING INFORMATION

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

PART I

Item 1. Description of Business.

Business Development - Formation and Reorganization.

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

Our Current Business.

SE Global through its subsidiaries and affiliates is a provider of direct access trading software and financial resources for international investors. We have offices in Diamond Bar, California, Vancouver, British Columbia and Hong Kong. Our subsidiary, Global-American Investments, Inc., maintains a separate office in Dana Point, California. We are provide our customers with access to our global alliance network of 30 brokerage firms, 24 hours a day, covering 29 stock exchanges spanning five continents.

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

Users of the SE Global Trade and SEG Lite software open trading accounts directly with our subsidiary, Global-American Investments, Inc., which is a U.S. registered broker-dealer, or through any one of SE Global's alliance brokers. Those users of the software who choose to open accounts with Global-American Investments, Inc. or any of our alliance brokers are provided with direct access to the relevant broker. Unlike traditional web-based online brokers, direct access trading software enables the users to bypass middlemen and route trades directly to electronic communication networks ("ECNs") and exchanges. SE Global Trade and SEG Lite route orders through channels that directly match buyers and sellers - unlike some web-based trading platforms which utilize local broker dealers who may sell orders to third parties, thereby potentially compromising both purchase price and speed of execution. Benefits of our direct access trading software include: swift trade execution and trade confirmation, and increased currency of available pricing information as a result of improved trade execution.

In late September 2001, we launched a sophisticated data provider labeled Global Data TerminalTM("GDT"). GDT is a low cost and efficient tool that enables investors to monitor securities on the Nasdaq, NYSE, AMEX, OPRA and CME exchanges in addition to ECNs in real time on their desktops.

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

Substantially all of our revenues have consisted of brokerage commissions generated by Global American Investments, Inc. since its acquisition effective August 1, 2001. For the fiscal year ended December 31, 2002, we also generated modest revenues in the form of subscriptions and activation fees in the amount of $17,596.

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

Marketing.

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

Additionally, we will continue to pursue and develop targeted marketing efforts through Internet marketing, targeted advertising, sponsorships, co-branding, trade shows, corporate videos, public relations and the development of collateral marketing materials.  Together, these marketing elements are intended to attract software users, build market awareness, educate the investing public and develop brand name recognition

Competition.

The market for brokerage services, particularly electronic brokerage services, is rapidly evolving and intensely competitive.  We encounter direct competition from numerous North American and other brokerage firms, many of which provide online brokerage services. These competitors include such brokerage firms as AmeriTrade Online Holdings Corp., Charles Schwab & Co., Inc., CSFBdirect,  E*TRADE Securities, Inc., Fidelity Brokerage Services, Inc., and TD Waterhouse Securities, Inc. We also encounter competition from established full-commission brokerage firms as well as financial institutions, mutual fund sponsors and other organizations, some of which provide or have announced that they intend to provide online brokerage services.

Governmental Regulation.

Securities Regulations.  SE Global is not a securities dealer in its own right and has not sought such registration. Our customers are required to open trading accounts with the appropriate alliance brokers, who screen applicants for new trading accounts, and who provide trade execution and support services, in compliance with local regulatory requirements. All orders for U.S. securities placed through our SE Global Trade or SEG Lite branded software are processed through Global-American Investments, Inc.

Certain of our subsidiaries and affiliates are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the jurisdictions in which they operate. Some subsidiaries are registered as broker-dealers and as investment advisers with the U.S. Securities and Exchange Commission. Certain of our  subsidiaries and affiliates are also members of securities exchanges, as well as the National Association of Securities Dealers, Inc. ("NASD").

Our primary U.S. broker-dealer subsidiary, Global-American Investments, Inc., is registered as a broker-dealer in 42 states and the District of Columbia. Global-American Investments, Inc. is subject to extensive regulation, including minimum capital requirements, which are promulgated and enforced by, among others, the Securities Exchange Commission, and various other self-regulatory organizations of which they are a member and the securities administrators of the 42 states and the District of Columbia. The Securities and Exchange Commission requires certain registered broker-dealers (including Global-American) to maintain records concerning certain financial and securities activities of affiliated companies that may be material to the broker-dealer, and to file certain financial and other information regarding such affiliated companies.

USA Patriot Act of 2001.  In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and 1aw enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of  2002.  On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. SOA imposes a wide variety of new requirements on both U.S. and non-U.S. companies, that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934.  Many of these new requirements will effect us and our board of directors.  For instance, under SOA we are required to:

▪ ▪ ▪ ▪ ▪ ▪ ▪ ▪

form an audit committees in compliance with SOA;
have our chief executive office and chief financial officer are required to certify our financial statements;
ensure our directors and senior officers are required to forfeit all bonuses or other incentive-based compensation and profits received from the sale of our securities in the twelve month period following initial publication of any of our financial statements that later require restatement;
disclose any off-balance sheet transactions as required by SOA;
prohibit all personal loans to directors and officers;
insure directors, officers and 10% holders file their Forms 4's within two days of a transaction;
adopt a code of ethics and file a Form 8-K when ever there is a change or waiver of this code; and
insure our auditor is independent as defined by SOA.

SOA has required us to review our current procedures and policies to determine whether they comply with the SOA and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the SOA and will take whatever actions are necessary to ensure that we are in compliance.

Research and Development.

 Over the past two fiscal years, we have spent $182,582 on research and development activities, comprised primarily of website development costs.

Employees.

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

Reports to Securities Holders.

We are  required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

Although our Internet site (http://www.seglobal.com) does not contain our reports, you may read and copy any materials we file with the Securities and Exchange Commission at their Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 2.  Description of Property.

We rent a portion of the space leased by our majority stockholder Capital Alliance Group, Inc. for approximately $2,500 per month.  Capital Alliance Group, Inc. leases approximately 3,526 square feet of office space located at Suite 1200, 777 West Broadway, Vancouver, British Columbia, Canada under a lease which expires on August 31, 2005.  Our portion of these premises house our principal executive offices.

SE Global Equities, Inc. leased approximately 160 square feet of office space located at 4160 Sherbrooke West, Suite 601, Montreal, Quebec, Canada under a month to month lease for a monthly rent of approximately $650 per month. The month to month lease was terminated on June 30, 2002.

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

Item 4.  Submissions of Matters to a Vote of Security Holders.

 None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol "SEGB".  The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares (obtained from Canada Stockwatch) for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended(1)	High	Low
December 31, 2002	$0.51	$0.19
September 30, 2002	$0.65	$0.25
June 30, 2002	$0.60	$0.21
March 31, 2002	$1.06	$0.30
December 31, 2001	$0.51	$0.40
September 30, 2001	$1.15	$0.55
June 30, 2001	$1.06	$0.58
March 31, 2001(2)	$3.00	$1.688

     (1)  The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 24, 2003, the shareholders' list for our common shares showed 224 registered shareholders and 14,735,962 common shares issued and outstanding.

Dividend Policy.

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

Private Placement.  On July 8, 2002, we completed a  private placement to two accredited European investors pursuant to Regulation S.  This was a unit offering of 135,000 units.  Each unit was issued at a price of $0.50 and consists of one common share and one common share purchase warrant. Each warrant is exercisable at a price of $0.75 for a period of one year. Gross proceeds of the placement was $67,500.

Stock Options Exercised.  During the year ended December 31, 2002, 136,000 common shares were issued on the exercise of certain stock options.

Stock Options Issued. No stock options were issued during the year ended December 31, 2002.

Item 6.  Management Discussion and Analysis .

Overview.

General.  We and our subsidiaries and affiliates are primarily engaged in securities execution and clearance, securities brokerage,  securities lending and borrowing and trading as a principal in equity and fixed income securities. All of these activities are highly competitive and are sensitive to many factors outside of our control, including volatility of securities prices and interest rates; trading volume of securities; economic conditions in the regions where we or our subsidiaries and affiliates business; income tax legislation; and demand for financial services. Brokerage revenues are dependent upon the level of trading  volume, which may fluctuate significantly, a large portion of our expenses remains fixed. Consequently, net operating results can vary significantly from period to period.

2002 Business Environment.  The U.S. and world economies remained generally sluggish throughout fiscal 2002. The equity market was already well into a slower period following declines in the technology  equities when the events of September 11, 2001 further destablized the equity and other markets. These events, followed by a series of accounting scandals such as Enron and Worldcom, eroded investor confidence, particularly that of individual investors. The result has been  not only a volatile and declining equity market but also weaker credit markets. The U.S. Federal Reserve and the Canadian Bank of Canada lowered the overnight interest rate three times during the fiscal year, in an attempt to stimulate an economic recovery of the North American economy. To a certain degree this has helped the housing market and auto sales.  Equity markets, however, had not recovered by fiscal year end. In 2002, the Dow Jones Industrial Average had its worst September performance in 65 years and its worst quarterly showing since 1987.

Despite this volatile and negative environment, we were able to generate increased trading volume each month since the acquisition of Global-American Investments, Inc. Our focused effort at marketing to the active direct stock traders has proven to be effective during the fiscal year ended December 31, 2002, and this marketing campaign will be continued into the foreseeable future. When the equity markets eventually stabilizes and investor confidence returns then we believe that we are strongly positioned to take advantage of a positive environment.

The following comparisons of our financial results for the fiscal year ended December 31, 2002 and December 31, 2001 should be considered in light of the following:

▪ ▪	we have had no significant source of revenue prior to our acquisition of our subsidiary, Global-American Investments, Inc., effective August 1, 2001; and
since August 1, 2001, substantially all of our consolidated revenues have been comprised of commission income generated by Global-American Investments, Inc.

Results of Operations.

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

Revenue.  Total revenue for the fiscal year ended December 31, 2002 was $2,469,560 compared to revenues of $660, for the fiscal year ended December 31, 2001. We began offering online direct access trading services in February 2001, but did not realize any revenues from operations until after we acquired Global-American Investments, Inc. effective August 1, 2001. In particular, we did not realize any significant revenues from SE Global Trade, SEG Lite and GDT and we do not expect to earn any significant revenues from these products in the foreseeable future.

Global-American Investments, Inc.'s revenue grew at an average rate of 5% per month from May 2001 to July 2001 prior to our acquisition of Global-American Investments, Inc. Following our acquisition we embarked on a marketing campaign targeted at active direct stock traders. We have experienced increased revenue at an average rate of 8% per month since then.

Global-American Investments, Inc. was not adversely affected by the volatile and declining equity market during fiscal 2002.  In fact, during fiscal 2002 we increased the client base of active direct stock traders that thrive in such volatile markets. With the eventual return of a positive equity market it is anticipated that we will substantially increase the client base of active direct stock traders even further, and thus increase our revenue accordingly.

Our direct costs, consisting of trade clearing charges and quotation costs, were $1,275,270 for the fiscal ended December 31, 2002, compared to $314,446 for the fiscal year ended December 31, 2001. We believe that increased trading volume will allow us to negotiate lower trade clearing charges, thereby lowering our operational expenses.  In addition, our costs for clearing transactions effected through the use of our SE Global Trade software has declined since the launching of the software in April 2001. We anticipate that Global-American Investments, Inc.'s generated cash flow from operations will contribute to our overall cash operating needs.

Our ability to achieve profitability in the future will depend upon our ability to expand our brand awareness and client base, increase our global market presence and reduce our operating costs. In order to achieve these goals, we will need to increase spending on marketing and enhance our cost control program.

Expenses.   Total expenses decreased by $1,808,613, from $3,204,354 for the fiscal year ended December 31, 2001 to $1,395,741 for the fiscal year ended December 31, 2002. This substantial decrease in expenditures was a direct result of our cost control program that was initiated during the year. We spent funds carefully on categories such as marketing and advertising that we felt would generate a direct benefit to the Company.

Marketing costs for the fiscal year ended December 31, 2002 was $616,614 compared to $346,286 for the fiscal year ended December 31, 2001, an increase of $270,328. Marketing expenditures were targeted at active direct stock traders. The marketing campaign in fiscal 2002 generated a significant increase in revenues, and as such we will continue with this highly effective campaign in fiscal 2003.

Consulting expense decreased by 67% from $24,845 for the fiscal year ended December 31, 2001 to $8,300 for the fiscal year ended December 31, 2002. Management fees and salaries decreased by $85,214, or 15%, from $575,079 for the fiscal year ended December 31, 2001 to $489,865 for the fiscal year ended December 31, 2002. This decrease in personnel related expenditure was a result of using less consultants and employees to operate the business during fiscal 2002.

General and administrative costs for the fiscal year ended December 31, 2002 was $414,856 compared to $988,459 for the fiscal year ended December 31, 2001, a decrease of $573,603, or 58%. The major categories of general and administrative expenses were: (a) news and data feed of $60,654 as compared to $341,618 for the fiscal year ended December 31, 2001; (b) rent of $139,987 as compared to $266,516 for the fiscal year ended December 31, 2001; (c)office and sundry of $172,811 as compared to $147,133 for the fiscal year ended December 31, 2001; and (d) travel of $20,659 as compared to $116,354 for the fiscal year ended December 31, 2001. As a reflection of our cost cutting and cost control program the majority of the expenses decreased during the year.

Professional fees for the fiscal year ended December 31, 2002 was $137,467 compared to $218,578 for the fiscal year ended December 31, 2001, a decrease of $81,111, or 37%. Included in professional fees for the fiscal year ended December 31, 2001 were legal and accounting fees amounting in the aggregate to approximately $88,000 incurred in connection with the acquisition of Global-American Investments, Inc. The services provided by our professional advisors included due diligence and regulatory compliance filings outside the ordinary course.

We incurred no website development costs during the fiscal year ended December 31, 2002, compared to $182,582 in website development costs incurred during the fiscal year ended December 31, 2001. The development of the SE Global website was completed during fiscal 2001.

The net loss for the fiscal year ended December 31, 2002 was $211,256 as compared to $2,897,108 for the fiscal year ended December 31, 2001. This dramatic change in the bottom line was a result of the combination of significantly increased revenues and a substantial decrease in expenditures during fiscal 2002.

Stock-Based Compensation Expense Recovery.

We realized a non-cash stock compensation expense recovery of $300,800 for the fiscal year ended December 31, 2002. This non-cash stock-based compensation expense recovery was a result of SE Global's stock options that were subject to Variable Accounting as a reflection of the decreased market value of SE Global's share price during fiscal 2002 we realized a non-cash stock compensation expense of $756,600 for the fiscal year ended December 31, 2001. The SE Global stock options that were granted during fiscal 2001 had an exercise price below the market price, and as a result of the Variable Accounting Rules, the difference between the market price and the exercise price of each stock option was charged against income as a non-cash stock-based compensation expense. Note 6 of the December 31, 2002 and 2001 audited consolidated financial statements explains in detail the Variable Accounting of the SE Global stock options.

Liquidity and Capital Resources.

As at December 31, 2002, we had $153,123 in cash on hand (comprised of $35,413 unrestricted cash, 36,980 clearing deposit and $80,730 restricted cash).  In comparison, as at December 31, 2001 we had cash on hand of $394,175 (comprised of $161,349 unrestricted cash, $36,980 clearing deposit and $195,846 restricted cash) The unrestricted cash is available for general working capital purposes while the clearing deposit is held by the trade clearing house and restricted cash is deposit held by the leasing company for leased equipment.

For the year ended December 31, 2002, we expended, before depreciation and amortization, approximately $139,000 per month to operate our business.  Areas of significant expenditure include marketing and advertising, salaries and benefits, professional fees, rent and office costs.

To achieve our goals and objectives for the next 12 months, we plan to raise additional capital through private placements of our equity securities, proceeds received from the exercise of outstanding options, continued financing from our majority shareholder, Capital Alliance Group Inc., and, if available on satisfactory terms, debt financing.

We plan to use any additional funds that we might be successful in raising for marketing and advertising of SE Global Trade, SEG Lite and GDT, as well as for strategic acquisition of existing businesses that complement our market niche, and general working capital purposes.

We plan to raise debt and/or equity capital on a private placement basis to finance the operating and capital requirements of our company, assuming that we are able to do so on acceptable terms. If we are able to raise $1 million during the 12 month period ending December 31, 2003 - which cannot be assured, having regard to factors outside our control such as market conditions - we anticipate that this will provide sufficient funds for corporate overhead, more strategic acquisitions to build our company internationally, and the expansion of our business development and marketing programs. If we are unsuccessful in raising the full $1 million in financing, we intend to seek debt and/or equity financing in smaller amounts on an as needed basis.

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

Off-Balance Sheet Arrangement.

As of December 31, 2002, we have had no off-balance sheet arrangements.

Research and Development.

We do not anticipate incurring any significant expenditures on research and development over the 12 months ending December 31, 2003.

Capital Expenditure Commitments.

We do not anticipate any significant purchase or sale of equipment over the 12 months ending December 31, 2003.

Financial Outlook for Fiscal 2003

We continue to add new clients to the Global-American Investments, Inc. client base that are prepared to actively trade in the equity markets, especially if the equity markets improves over the current situation. From June 2002 to February 2003 the total number of new accounts increased by 16%. Also, Global-American Investments, Inc.'s asset and cash under management increased by 42% during this period. As the amount of asset and cash under management increases, more capital becomes available for stock trading when the equity markets improve.

Even in the current environment our trading volume is experiencing modest increases each month. With our continued marketing campaign targeted at active direct stock traders and with a return to a stable and positive equity market, we are well positioned to enjoy significant increases in trading volume and the corresponding revenue stream.

SE Global Capital, Inc. is currently working with Asian companies that are interested in listing their companies on a North American stock exchange. SE Global Capital, Inc. has secured a $400,000 consulting contract with a Chinese company. Under the terms of the contract, SE Global Capital, Inc. will assist the client in expanding its businesses to North America and identifying suitable merger or acquisition opportunities in the United States. In addition, SE Global Capital, Inc. will provide strategic consulting services to the client in connection with its listing on a U.S. equities market.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2002 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption.  We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

We do not expect SFAS 141 will have a material impact on our financial position or results of operations.  In addition, we do not expect SFAS 142 will have a material impact on our financial position or results of operations.

In October 2002, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2002 and, generally, is to be applied prospectively.  The implementation of this new standard is not expected to have a material effect on our consolidated financial statements.

Item 7.  Financial Statements

Our Consolidated Financial Statements, include the following items which constitute Item 7 of Form 10-KSB, can be found in pages F-1 to F-15 immediately following Item 14 below.

      ▪  Auditor's Report dated February 27, 2003;
      ▪  Consolidated Balance Sheets as at December 31, 2002 and December 31, 2001;
      ▪  Consolidated Statements of Operations for the year ended December 31, 2002 and for the year ended December 31, 2001;
      ▪  Consolidated Statement of Stockholders' Equity for the year ended December 31, 2002 and for the year ended December 31, 2001
      ▪  Consolidated Statements of Cash Flows for the year ended December 31, 2002 and for the year ended December 31, 2001; and
      ▪  Notes to Consolidated Financial Statements.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

We filed a Current Report on Form 8-K on June 13, 2001 in respect of our change of accountants from S.W. Hatfield, C.P.A. to Labonte & Co. on June 7, 2002.  Our decision to change accountants was based on the fact that Labonte & Co. was already engaged to audit the financial statements of certain companies associated with us, including our majority shareholder, Capital Alliance Group Inc.  We provided S.W. Hatfield, C.P.A. with a copy of the original Current Report on Form 8-K on June 14, 2002, subsequent to its filing with the Securities and Exchange Commission, and requested that S.W. Hatfield, C.P.A. furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agreed with the statements made in the original Current Report on Form 8-K, and if not, stating the aspects with which they did not agree.  In its letter to the Securities and Exchange Commission dated June 19, 2001, S.W. Hatfield, C.P.A. advised, among other things, that:

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

We filed an amended Current Report on Form 8-K/A in respect of our change of accountants on June 21, 2001, in which we disclosed the position taken by S.W. Hatfield, C.P.A.  However, we also confirmed our position that, based on our understanding of the policies of the Securities and Exchange Commission, we were not required to file a transition report on Form 10-KSB since our acquisition of all the issued and outstanding shares of SE Global Equities Inc. was being treated as a reverse acquisition for accounting purposes, and further that we have adopted the fiscal year of the "accounting acquirer", SE Global Equities, Inc., of December 31st.

PART III

Item 9.  Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers.

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Age	Position with the Company	Date Position First Held
Toby Chu	42	President, Chief Executive Officer and Director	Feb. 20, 2001
Tim Leong	40	Chief Financial Officer, Secretary and Treasurer	Feb. 21, 2001
Prithep Sosothikul	44	Director	Feb. 21, 2001
G. David Richardson	51	Director	Feb. 21, 2001
Ken Lee	37	Director	Feb. 21, 2001
Sukanya Prachuabmoh	51	Director	Feb. 21, 2001
Mark Lee	32	President of SE Global Capital, Inc.	Feb. 21, 2001
Cedric M. Swirsky	43	President and Secretary of Global-American Investments Inc.	Nov. 6, 1998

The principal occupation and business experience during the last five years for each of our  present directors and executive officers are as follows:

Toby Chu, President, Chief Executive Officer and Director.  Mr. Toby Chu has been the President, CEO, and a Director of SE Global since it was founded in 1999. Since 1986, Mr. Toby Chu has also been the President, CEO, and Director of Capital Alliance Group Inc, a Canadian listed company, and parent company of SE Global Equities Corp. Mr. Chu also serves on the Board of Directors for 9 other privately and publicly held companies in Canada, United States, Hong Kong, China and Switzerland. Mr. Chu has an extensive experience in business management and administration particularly in the areas of Initial Public Offering, Reverse Take Over, Merger Acquisition, Corporate Finance and Venture Capital.

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

Tim Leong, Chief Financial Officer, Secretary and Treasurer.  Mr. Tim Leong is responsible for the financial matters of the SE Global Group of Companies. Mr. Leong has been the Chief Financial Officer of SE Global's parent company, Capital Alliance Group, since July 1995 and served as a director from July 1995 to July 1996. Prior to joining Capital Alliance Group in 1994, Mr. Leong was a Senior Manager of Dyke & Howard, Chartered Accountants and Auditor, Price Waterhouse Chartered Accountants.

PrithepSosothikul, Senior Vice President - South Asia and Director.  Mr. Sosothikul earned his Bachelor of Science degree in Computer Science at the University of Missouri at Rolla. Mr. Sosothikul is a well-known business executive in Thailand with extensive contacts throughout Southeast Asia's IT industry including Singapore, Cambodia, India, Laos, Malaysia and the Philippines. Mr. Sosothikul completed his studies in the United States and returned to Thailand in 1980. Since his return to Thailand, he has worked for major international corporations such as Loxley Public Co., Ltd., the Seacon Group, Datamat Public Company Ltd., HCL, and Perot Systems of Singapore. For three years, he served as the president and executive director of Datamat Public Company Ltd. of Bangkok, Thailand. During these years, he guided Datamat in its international expansion plan and doubled their annual revenue from $65 million CAD to over $130 million CAD. Among other accomplishments, Mr. Sosothikul was the founder and managing director of Seacon Co. Ltd. He was also responsible for establishing corporate and marketing policies for Seacon Center, the fifth largest shopping center in the world, and the largest in Asia. He is also a Director of various private and public companies in Thailand with total revenue exceeding CDN$150 million dollars.

G. David Richardson, Director.  Prior to becoming President of Investor First Financial Inc., Mr. Richardson worked with his family's business, James Richardson and Sons, Limited which was founded in 1857.

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

Ken Lee, Director.  Mr. Ken Lee is a Certified Management Consultant (CMC) and a Chartered Accountant (CA). He has also earned a Bachelor of Commerce degree with Honours and Distinction. Currently, he is providing management consulting services in the areas of strategic development, business transformation, organizational & process design, information management, and financial analysis, planning and control. Mr. Lee has extensive experience in a number of industries including financial institutions, telecommunications, utilities, information technology services, forestry, government, real estate and small business. Mr. Lee brings to the board an extensive background in strategic and financial management.

SukanyaPrachuabmoh, Director.  Ms. Sukanya Prachuabmoh was appointed to Family Court Judge of Thailand in 1999 by his majesty the King, Rama 9. In addition to her experience in the public service sector, Ms. Prachuabmoh is an established businessperson who has business interest in market sectors ranging from banking, real estate, food, entertainment, and technology. Ms. Prachuabmoh is the Chairperson for Bovis (Thailand) Company Limited, a company specializing in the construction of airports, hospitals, schools, theaters, arenas, and offices. The Bovis Company spans 100 years of history, 36 countries, and six continents. Ms. Prachuabmoh is also Chairperson of the Datamat Public Company Limited, with business focus on computer system integration sales and servicing relating to major system installations. In addition, Ms. Prachuabmoh is a Director of the Rattanakonsin Institute of Technology, a fully accredited institution that focuses on medicine, computer science, engineering, and business management.

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

Significant Employees.

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.

The Chief Executive Officer and Financial Officer are brother-in-laws.

Involvement in Certain Legal Proceedings.

During the past five years, none of our directors, or  persons nominated to become a director, or executive officer, promoter or control person:

a.	was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
b.	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
c.	was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
d.	asfound by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert.

Our  Board of Directors  has determined that we have at least one audit committee financial expert serving on our audit committee, namely Tim Leong. Mr. Leong would not be considered independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the 1934 Securities Exchange Act ("SEC"). Under the applicable SEC standard, an audit committee financial expert means a person who has the following attributes:

▪ ▪ ▪ ▪ ▪	An understanding of generally accepted accounting principles and financial statements;
The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;
Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities.
An understanding of internal controls and procedures for financial reporting; and
An understanding of audit committee functions.

Mr. Leong is a chartered accountant in Canada having received this designation in 1990.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

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

Code of Ethics.

In 2003, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.   We intend to post the text of our code of ethics on our website at www.seglobal.com in connection with our "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future. We do not currently have a code of ethics as this is a new regulatory requirement and we are examining the various form and contents of other companies written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for our company.

Item 10.  Executive Compensation .

Summary of Compensation of Executive Officers.

The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three complete fiscal years.  No other officer or director received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compen- sation
		Salary	Bonus	Other Annual Compen- sation	Awards		Payouts
					Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts
Toby Chu President, CEO and Director(1)	2002 2001	Nil 35,500	Nil Nil	Nil Nil	Nil 290,000(3)	Nil Nil	Nil Nil	Nil Nil
Craig Laughlin President(2)	2001 2000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Notes:
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

Stock Options/SAR Grants.

The following grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2002 to our named executive officers:

Options Granted to Our Named Executive Officers
in the Year Ended December 31, 2002

Name	Number of Shares of Common Stock Underlying Options Granted	% of Total Options Granted(1)	Exercise or Base Price ($/Share)	Expiration Date
Toby Chu	Nil	Nil	Nil	N/A

          (1)    The total number of options to purchase common shares granted to employees/consultants/officers/directors during the fiscal year ended
                   December 31, 2002 was nil.

Value of the Options Granted in the Year Ended December 31, 2002

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares of Common Stock Underlying Unexercised Options as December 31, 2002 Exercisable / Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2002 Exercisable / Unexercisable(1)
Toby Chu	Nil	Nil	Nil	N/A

       (1)           The closing bid price on December 31, 2002 was $0.40.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Toby Chu	Nil	Nil	Nil	Nil

Long-Term Incentive Plans.

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

Compensation of Directors.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended December 31, 2002.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

On October 10, 2001, we granted an aggregate of 300,000 options to purchase common shares in the capital of our company to four (4) of our directors and 290,000 options to purchase common shares in the capital of our company to a director who is also an officer of our company.  The options are exercisable at a price of $0.57 per share and expire on October 9, 2006.

Stock Option Plan.

Effective October 10, 2001, we adopted a stock option plan referred to as the "2001 Plan" allowing for the awarding of options to acquire shares of our common stock. The 2001 Plan allows for non-qualified stock options to be awarded to our employees, officers, directors and consultants  and for incentive stock options to be awarded to our employees. The maximum number of options issuable under the 2001 Plan cannot exceed 2,500,000 of which a maximum of 700,000 can be incentive options. The incentive options must be granted at the market value of our common stock at the time of issue and for a term not to exceed 5 years. Unless otherwise determined, the incentive options will vest to the holder as follows: 30% six months following the award date, 40% twelve months following the award date and 30% eighteen months following the award date. The non-qualified options vest immediately, must be granted at a minimum of 85% of the market value of our common stock at the time of issue and for a term not to exceed 10 years.

Since October 10, 2001, 2,150,000 non-qualified options at a price of $0.57 were issued under the 2001 Plan to certain employees, officers, directors and consultants of the Company and certain of its subsidiaries. Of these options, 940,000 are deemed to be a modification of options granted under the our previous stock option plan and as such are subject to variable accounting in accordance with the provisions of FIN 44.

Of these options, 1,530,000 were granted to employees, officers and directors at less than market value of our common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $153,000 which was recorded in 2001. In addition, 940,000 of these options are subject to variable accounting in accordance with FIN 44 resulting in additional compensation expense as at December 31, 2001 of $206,800. Effective December 31, 2002, a compensation recovery of $300,800 has been recorded to reflect a decline in the market value of the Company's common stock as it relates to the options requiring variable accounting. The remaining 620,000 options were granted to consultants and have been accounted for as required by SFAS No. 123 by applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 5%, expected option life of five years and an expected volatility of 174%, resulting in additional compensation expense of $396,800 which was recorded in 2001.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan.

The following table provides information as of December 31, 2002, concerning shares of our common stock authorized for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,934,000	$0.57	350,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total :	1,934,000	$0.57	350,000

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as at March 24, 2002, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers.

[Continued on Next Page]

Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class(1)
Toby Chu President, CEO and Director 3780 KilbyCourt Richmond, BC, Canada V6X 3M9	290,000(2)	1.97%
Tim Leong, Chief Financial Officer, Secretary and Treasurer 3245 E. 17th Avenue Vancouver, BC, Canada V5M 2N9	70,000(3)	0.5%
Prithep Sosothikul, Director 85 Sukumvit Soi-39 Bangkok, Thailand 10110	90,000(4)	0.6%
G. David Richardson, Director 2890 West 47th Avenue Vancouver, BC Canada V6N 3N7	90,000(6)	0.6%
Ken Lee, Director 191 West 20th Avenue Vancouver, BC, Canada V5Y 2C4	90,000(7)	0.6%
Sukanya Prachuabmoh, Director 51/76 Sukhumvit 23 Bangkok, Thailand 10110	30,000(8)	0.2%
Capital Alliance Group Inc. 1200 - 777 West Broadway Vancouver, BC V5Z 4J7	12,065,217(9)	81.88%
Directors and Executive Officers as a Group	12,725,217(10)	86.35%

Notes:

(1) (2) (3) (4) (5) (6) (7) (8) (9)	Based on 14,735,962 shares of common stock issued and outstanding as of March 24, 2002. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
Includes 290,000 options to purchase common shares in the capital of our company.
Includes 70,000 options to purchase common shares in the capital of our company.
Includes 90,000 options to purchase common shares in the capital of our company.
Includes 70,000 options to purchase common shares in the capital of our company.
Includes 90,000 options to purchase common shares in the capital of our company.
Includes 90,000 options to purchase common shares in the capital of our company.
Includes 30,000 options to purchase common shares in the capital of our company.
Our President and CEO, Toby Chu, is also the President, CEO and a director of Capital Alliance Group Inc.

Changes in Control.

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

During the year ended December 31, 2002, Capital Alliance Group Inc. received net cash advances from us of $41,273, and paid or incurred expenses on our behalf of $39,988.  During the period ended December 31, 2001, Capital Alliance Group Inc. received net cash advances from us of $10,667, and paid or incurred expenses on our behalf of $523,237.  The amounts paid or incurred on our behalf by Capital Alliance Group Inc. have been included in determining our net losses for the years ended December 31, 2002 and December 31, 2001, as follows:

	December 31, 2002	December 31, 2001

Consulting	$ -	$ 130,566
General and administrative	$ 39,988	$ 392,671

	$ 39,988	$ 523,237

Amounts due to Capital Alliance Group Inc. are presently non-interest bearing and have no specific terms of repayment.

PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .

Exhibits.

Exhibit Number and Exhibit Title

3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)
3.2	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)
3.3	Certificate of Amendment to Articles of Incorporation, dated April 11, 2001 (incorporated by reference from our Form 10-KSB, filed April 1, 2002)
16.	Letter on Change of Certifying Accountant (incorporated by reference from our Form 8-K, filed July 3, 2001)
21.	Subsidiaries
99.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
99.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
99.3	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.4	Certificate of CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Reports of Form 8-K.

Date of Report	Date of Event	Item Reported
November 15, 2002	November 15, 2002	Section 906 Certificate of CFO and CEO for quarterly statements for period ended September 30, 2002
August 20, 2002	August 19, 2002	Section 906 Certificate of CFO and CEO for quarterly statements for period ended June 30, 2002

Item 14.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONSOLIDATED FINANCIAL STATEMENTS

SE GLOBAL EQUITIES CORP.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 and 2001
(Expressed In United States Dollars)

AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENT OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LABONTE & CO.	610 - 938 Howe Street Vancouver, British Columbia V6Z 1N9 Telephone: (604) 682-2778 Facsimile: (604) 689-2778 Email: info@labonteco.com
CHARTERED ACCOUNTANTS

AUDITORS' REPORT

To the Stockholders and Board of Directors of SE Global Equities Corp.

We have audited the consolidated balance sheets of SE Global Equities Corp., as at December 31, 2002 and 2001 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows and the changes in stockholders' equity for the years ended December 31, 2002 and 2001, in accordance with generally accepted accounting principles in the United States.

CHARTERED ACCOUNTANTS

Vancouver, B.C.

February 27, 2003

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated February 27, 2003 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

CHARTERED ACCOUNTANTS

Vancouver, B.C.

February 27, 2003

SE GLOBAL EQUITIES CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001

ASSETS

CURRENT
Cash	$ 35,413	$ 161,349
Accounts receivable	46,694	102,914
Prepaid expenses and deposits	19,513	-

	101,620	264,263

FIXED ASSETS (Note 4)	2,453	31,892
DUE FROM RELATED PARTIES (Note 7)	28,637	51,689
RESTRICTED CASH (Note 5)	80,730	195,846
CLEARING BROKER DEPOSIT	36,980	36,980

	$ 250,420	$ 580,670

LIABILITIES

CURRENT
Accounts payable	$ 372,322	$ 162,552
Current portion of capital lease obligation	43,333	104,199

	415,655	266,751

CAPITAL LEASE OBLIGATION (Note 5)	-	43,333
DUE TO PARENT COMPANY (Note 7)	682,425	683,710

	1,098,080	993,794

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CONTINGENCY (Note 1)

CAPITAL STOCK (Note 6)
Common stock $.01 par value; 100,000,000 shares authorized
14,735,962 (2001 - 14,464,962) shares issued and outstanding	147,359	144,649
COMMON SHARE SUBSCRIPTIONS	-	67,500
ADDITIONAL PAID IN CAPITAL	4,284,287	4,442,777
DEFICIT	(5,279,306)	(5,068,050)

	(847,660)	(413,124)

	$ 250,420	$ 580,670

The accompanying notes are an integral part of these consolidated financial statements.

SE GLOBAL EQUITIES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2002	For the year ended December 31, 2001

		(Notes 1 & 3)
REVENUES
Brokerage commissions	$ 2,469,560	$ 660,213
Direct costs	1,275,270	314,446

	1,194,290	345,767

EXPENSES
Advertising and marketing	616,614	346,286
Depreciation	29,439	111,925
Consulting	8,300	24,845
Consulting - stock based compensation (recovery) (Note 6)	(300,800)	756,600
General and administrative	414,856	988,459
Management fees and salaries	489,865	575,079
Professional fees	137,467	218,578
Website development costs	-	182,582

	1,395,741	3,204,354

LOSS BEFORE THE FOLLOWING	(201,451)	(2,858,587)

OTHER (EXPENSES) INCOME
Interest income	428	36,599
Interest on leases	(10,233)	(21,576)
Loss on disposal of assets	-	(53,544)

NET LOSS FOR THE YEAR	$ (211,256)	$ (2,897,108)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.20)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	14,657,655	14,171,360

The accompanying notes are an integral part of these consolidated financial statements.

SE GLOBAL EQUITIES CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	Common Shares
	Number	Amount	Additional Paid in Capital	Common Share Subscriptions	Deficit	Accumulated other comprehensive income (loss)	Total

Balance, December 31, 2000	2	1	-	2,418,086	(2,170,942)	(2,915)	244,230
Issued on settlement of advances from CAG	277,692,306	356,002	990,137	-	-	-	1,346,139
Issued for subscriptions received	18,408,422	23,560	2,394,526	(2,418,086)	-	-	-

SEG Cayman balance before reverse acquisition	296,100,730	379,563	3,384,663	-	(2,170,942)	(2,915)	1,590,369
FTUT balance before reverse acquisition	1,497,085	14,971	56,740	-	(71,611)	-	100
Issued to effect reverse acquisition	12,873,944	128,739	(128,739)	-	-	-	-
Reverse acquisition recapitalization adjustment	(296,100,730)	(379,563)	307,952	-	71,611		-

SEG Equities balance after reverse acquisition	14,371,029	143,710	3,620,616	-	(2,170,942)	(2,915)	1,590,469
Issued for consulting services at $1.50 per share	13,933	139	20,761	-	-	-	20,900
Issued for stock options at $0.57 per share	80,000	800	44,800	-	-	-	45,600
Stock-based compensation	-	-	756,600	-	-	-	756,600
Common share subscriptions received	-	-	-	67,500	-	-	67,500
Currency translation adjustment	-	-	-	-	-	2,915	2,915
Net loss for the year	-	-	-	-	(2,897,108)	-	(2,897,108)

Balance, December 31, 2001	14,464,962	144,649	4,442,777	67,500	(5,068,050)	$ -	$ (413,124)
Issued for stock options at $0.57 per share	136,000	1,360	76,160				77,520
Issued for cash at $0.50 per share	135,000	1,350	66,150	(67,500)	-	-	-
Stock based compensation recovery	-	-	(300,800)	-	-	-	(300,800)
Net loss for the year	-	-	-	-	(211,256)	-	(211,256)

	14,735,962	$ 147,359	$ 4,284,287	$ -	$ (5,279,306)	$ -	$ (847,660)

Note: The statement of Stockholders' Equity has been restated to reflect the reverse acquisition of SEG Cayman. Refer to Notes 1 and 3.

The accompanying notes are an integral part of these consolidated financial statements

SE GLOBAL EQUITIES CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
	For the year ended December 31, 2002	For the year ended December 31, 2001

		(Notes 1 and 3)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$ (211,256)	$ (2,897,108)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation	29,439	111,925
- loss on disposal of assets	-	53,544
- accrued interest	-	12,188
- non-cash general and administrative expense	-	20,900
- stock-based compensation (recovery)	(300,800)	756,600
- accounts receivable	56,220	(33,182)
- prepaid expenses	(19,513)	42,565
- accounts payable	209,770	172,008

CASH USED IN OPERATING ACTIVITIES	(236,140)	(1,760,560)

CASH FLOWS FROM INVESTING ACTIVITIES
- acquisition of fixed assets	-	-
- cash acquired on acquisition of GAI	-	32,135
- cash acquired on acquisition of FTUT	-	100

CASH FLOWS FROM INVESTING ACTIVITIES	-	32,235

CASH FLOWS FROM FINANCING ACTIVITIES
- restricted cash	115,116	100,867
- advances from (to) related parties	23,052	(51,689)
- capital lease obligation repayments	(104,199)	(93,540)
- advances (to) from parent company	(1,285)	370,476
- issue of common shares	77,520	45,600
- share subscriptions received	-	67,500

CASH FLOWS FROM FINANCING AVTIVITIES	110,204	439,214

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	2,915

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(125,936)	(1,286,196)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	161,349	1,447,545

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 35,413	$ 161,349

               Supplemental cash flow information: Refer to Notes 3, 4 and 6.

The accompanying notes are an integral part of these consolidated financial statements.

SE GLOBAL EQUITIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

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

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and at December 31, 2002 had a working capital deficit of $314,035 and a capital deficiency of $847,660 of which $682,425 represents parent company loans. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, and ultimately to attain profitable operations. Management believes that its current and future plans will generate sufficient revenues to enable the Company to continue as a going concern.

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

SE GLOBAL EQUITIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Revenue recognition

Securities transactions and related revenues and expenses are recorded on a trade date basis. Commission revenues are recorded on a settlement date basis.

Net Earnings (Loss) per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of the Company. The accompanying presentation is only of basic net earnings (loss) per share as the potentially dilutive factors are anti-dilutive to basic net earnings (loss) per share.

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

SE GLOBAL EQUITIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

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

Stock-based compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002 and the required disclosures have been made below.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 by applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 5%, expected option life of five years and an expected volatility of 174%.

SE GLOBAL EQUITIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

		December 31, 2002	December 31, 2001

Net loss for the year	As reported	$ (211,256)	$ (2,897,108)
APB 25 compensation expense	As reported	-	153,000
FIN 44 compensation expense	As reported	-	206,800
SFAS 123 compensation expense	Pro-forma	-	(979,200)

Net loss for the year	Pro-forma	$ (211,256)	$ (3,516,508)

Pro-forma basic net loss per share	Pro-forma	$ (0.01)	$ (0.25)

Comprehensive income

Comprehensive income is defined as the change in equity from transactions, events and circumstances, other than those resulting from investments by owners and distributions to owners. Comprehensive income to date consists only of the unrealized gains and losses resulting from translation of the foreign currency financial statements of certain of the Company's subsidiaries. As at December 31, 2002 all such gains and losses have been realized.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 has not had a material impact on the Company's financial position or results of operations.

Comparative figures

Certain of the comparative figures have been restated to conform to the current year's presentation.

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

SE GLOBAL EQUITIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 3 - ACQUISITIONS (cont'd)

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

SE GLOBAL EQUITIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 4 - FIXED ASSETS

	December 31, 2002	December 31, 2001

Computer equipment	$ 65,398	$ 65,398
Office equipment	22,919	22,919

	88,317	88,317
Less: accumulated depreciation	(85,864)	(55,425)

	$ 2,453	$ 32,892

As at December 31, 2002, computer equipment and software includes $65,398 of equipment held under capital lease. Accumulated depreciation of leased equipment at December 31, 2002 is $63,581 (2001 - $41,782). During 2001 the Company vacated their leased premises and wrote off the balance of leasehold improvements resulting in a loss of $21,998. Also during 2001 the Company settled an outstanding obligation in the amount of $53,938, in exchange for computer equipment with a book value of $85,483 resulting in a loss in 2001 of $31,545.

NOTE 5 - CAPITAL LEASE OBLIGATION

SEGHK entered into a Master Lease Agreement with GE Capital (Hong Kong) Limited dated June 30, 2000. Under the terms of the agreement, GE Capital agreed to finance the acquisition of computer equipment and software for $293,694. As security for the lease agreement GE Capital required that the Company deposit $300,000 with GE Capital, which renews every three months and earns interest at approximately 5% per annum. These funds will remain on deposit until the expiration of the lease, June 1, 2003. During the year the deposit was reduced to $80,730 (2001 - $195,846) in order to make required lease obligation payments.

As of December 31, 2002, future minimum annual lease payments relating to assets held under capital leases, together with their present value are as follows:

Total minimum lease payments	47,965
Amount representing interest	(4,632)

Present value of minimum lease payments	$ 43,333

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

During 2002 the Company completed a private placement for the purchase of 135,000 units at $0.50 per unit. Each unit consists of one common share and one common stock purchase warrant entitling the holder to purchase one additional share of the Company's common stock at a price of $0.75 per share for a period of one year from July 8, 2002, the date of the closing of the private placement.

During 2002 the Company received $77,520 on exercise of 136,000 stock options at $0.57 per share.

SE GLOBAL EQUITIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 6 - CAPITAL STOCK (cont'd)

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

No compensation expense was recorded upon vesting of the options granted under this Plan in accordance with the provisions of APB No. 25 as the exercise price of the options awarded approximated the market price of the Company's common shares as at the date of the award. Also, no additional compensation expense will be disclosed upon vesting of the options in accordance with the provisions of SFAS 123. In applying the Black-Scholes option-pricing model, no additional compensation expense resulted as the Company determined an expected volatility of 0%. This was determined on the basis that the options were granted concurrent with the completion of the reverse merger and as such no relevant historic market volatility had yet been established in the trading of shares of the Company's common stock.

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

SE GLOBAL EQUITIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 6 - CAPITAL STOCK (cont'd)

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

As at December 31, 2002 the Company recognized a recovery of $300,800 in connection with the 940,000 options subject to variable accounting resulting from a decline in the market value of the Company's common stock.

The following table summarizes the Company's stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2000	-	$ -
Granted, February 22, 2001	1,275,000	2.00	5.00 years
Cancelled	(335,000)	2.00

	940,000	2.00	4.39 years
Cancelled	(940,000)	2.00
Granted, October 10, 2001	2,150,000	0.57
Exercised	(80,000)	0.57

Balance, December 31, 2001	2,070,000	0.57	4.78 years
Exercised	(136,000)	0.57

Balance, December 31, 2002	1,934,000	$ 0.57	3.78 years

NOTE 7 - RELATED PARTY TRANSACTIONS

During 2002, consulting and web site development costs totaling $nil (2001 - $59,330) were paid to Irix Design Group Inc. ("Irix"), a private company controlled by CAG, and expenses totaling $nil (2001 - $30,637) were paid on behalf of Irix $28,637 of which remains outstanding at December 31, 2002. During 2002, the Company received advances of $21,050 that had been paid on behalf of a Director of the Company in 2001. Advances outstanding bear no interest and have no stated terms of repayment.

Management fees of $nil (2001 - $42,500) were incurred to a Director of the Company of which $22,500 was paid during 2001 leaving an outstanding balance of $43,000 (2001 - $43,000), which is included in accounts payable. These amounts are non-interest bearing and have no stated terms of repayment.

During 2001 CAG converted $1,346,139 of outstanding debt into shares of the Company. During 2002 CAG received net cash advances from the Company of $41,273 (2001 - $10,667), and CAG paid or incurred expenses on behalf of the Company of $39,988 (2001 - $523,237) that have been included in the Company's determination of net loss for the year as follows:

SE GLOBAL EQUITIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 7 - RELATED PARTY TRANSACTIONS (cont'd)

	December 31, 2002	December 31, 2001

Consulting	$ -	$ 130,566
General and administrative	39,988	392,671

	$ 39,988	$ 523,237

As at December 31, 2002 $682,425 (2001 - $683,710) was owing to CAG. These amounts are presently non-interest bearing and have no stated terms of repayment.

During the year the Company incurred management and consulting fees to Directors of the Company in the amount of $147,795 (2001 - $189,688).

NOTE 8 -  INCOME TAXES

The Company and its subsidiaries have combined tax losses of approximately $4,650,000, which may be available to reduce future year's taxable income, that result in deferred tax assets. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SE GLOBAL EQUITIES CORP.

/s/ Toby Chu

By: _____________________________
Toby Chu , President and CEO/Director
Date: March 27, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Toby Chu

By: _____________________________
Toby Chu , President and CEO/Director
Date: March 27, 2003

/s/ Tim Leong
By: _____________________________
Tim Leong, Chief Financial Officer
Date: March 27, 200 3

/s/ Prithep Sosothikul
By: _____________________________
Prithep Sosothikul
Date: March 27, 200 3

/s G. David Richardson
By: _____________________________
G. David Richardson
Date: March 27, 2003

/s/ Ken Lee
By: _____________________________
Ken Lee
Date:  March 27, 2003

/s/ Sukanya Prachuabmoh
By: _____________________________
Sukanya Prachuabmoh
Date: March 27, 2003