Form 10KSB/A
period 2002-12-31
SE GLOBAL EQUITIES CORP
filed 2003-04-01
CIK 1088005

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31,2005
Estimated average burden hours per response: 946.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2002

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from [       ] to [      ]

Commission File Number: 000-26347

SE Global Equities Corp.

Exact name of small business issuer as specified in its charter)

Minnesota (State or Other Jurisdiction incorporation or organization)	410985135 (I.R.S. Employer I.D. No.)

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