Form 10QSB
period 2003-03-31
SE GLOBAL EQUITIES CORP
filed 2003-05-15
CIK 1088005

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly three month period ended: March 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number: 000-26347

SE Global Equities Corp. (Exact name of small business issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	410985135 (IRS Employer Identification No.)

Suite 1200, 777 West Broadway, Vancouver, British Columbia, Canada V5Z 4J7 (Address of principal executive offices)

(604) 871-9909 (Issuer's telephone number)

N/A (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

14,735,962 common shares issued and outstanding as of May 15, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.  In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States Dollars.  All references to CDN$ refer to Canadian Dollars.

As used in this annual report, the terms "we", "us", "our", and "SE Global" mean SE Global Equities Corp. and its wholly-owned subsidiaries SE Global Equities Company Limited, SE Global Communications (Hong Kong) Limited, SE Global Investment Company Limited, SE Global Capital, Inc. (formerly SE Global Direct, Inc.) and Global-American Investments, Inc., unless otherwise indicated.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements of SE Global for the three months ended March 31, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SE GLOBAL EQUITIES CORP.

INTERIM CONSOLIDATED Financial Statements

MARCH 31, 2003

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANANCIAL STATEMENTS

SE GLOBAL EQUITIES CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS

CURRENT
Cash and short-term investments	$ 31,732	$ 35,413
Accounts receivable	13,439	75,331
Prepaid expenses and deposits	13,952	19,513

	59,123	130,257

FIXED ASSETS	-	2,453
RESTRICTED CASH (Note 3)	51,951	80,730
CLEARING BROKER DEPOSIT	36,980	36,980

	$ 148,054	$ 250,420

LIABILITIES

CURRENT
Accounts payable	$ 368,557	$ 372,322
Current portion of capital lease obligation (Note 3)	15,478	43,333

	384,035	415,655

DUE TO PARENT COMPANY (Note 5)	663,715	682,425

	1,047,750	1,098,080

CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CAPITAL STOCK (Note 4)
Common stock $.01 par value; 100,000,000 shares authorized
14,735,962 (2002 - 14,735,962) shares issued and outstanding	147,359	147,359
ADDITIONAL PAID IN CAPITAL	4,284,287	4,284,287
DEFICIT	(5,331,342)	(5,279,306)

	(899,696)	(847,660)

	$ 148,054	$ 250,420

The accompanying notes are an integral part of these interim consolidated financial statements.

SE GLOBAL EQUITIES CORP.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months ended March 31, 2003	Three Months ended March 31, 2002

REVENUES
Brokerage commissions	$ 511,224	$ 501,363
Consulting fees	55,000	-

	566,224	501,363
Direct costs	405,773	377,149

	160,451	124,214

EXPENSES (RECOVERY)
Consulting - stock based compensation (recovery) (Note 4)	-	(300,800)
Depreciation	2,453	7,360
General and administrative	47,523	47,663
Management fees and salaries	151,260	184,415
Professional fees	10,327	28,365

	211,563	(32,997)

INCOME (LOSS) BEFORE THE FOLLOWING	(51,112)	157,211

OTHER (EXPENSE) INCOME
Interest income	-	3,710
Interest on leases	(924)	(3,774)

NET INCOME (LOSS) FOR THE PERIOD	$ (52,036)	$ 157,147

BASIC NET INCOME (LOSS) PER SHARE	$ (0.00)	$ 0.01

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	14,735,962	14,563,984

The accompanying notes are an integral part of these interim consolidated financial statements.

SE GLOBAL EQUITIES CORP.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three Months ended March 31, 2003	Three Months ended March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the period	$ (52,036)	$ 157,147
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation and amortization	2,453	7,360
- stock based compensation	-	(300,800)
- accounts receivable	61,892	58,885
- prepaid expenses	5,561	-
- accounts payable	(3,765)	58,525

CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES	14,105	(18,883)

CASH FLOWS FROM FINANCING ACTIVITIES
- restricted cash	28,779	28,779
- lease obligation repayments	(27,855)	(25,005)
- advances from (to) parent company	(18,710)	(88,678)
- proceeds from issue of common shares	-	77,520

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(17,786)	(7,384)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,681)	(26,267)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,413	161,349

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 31,732	$ 135,082

The accompanying notes are an integral part of these interim consolidated financial statements.

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

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and at March 31, 2003 had a working capital deficit of $324,912 and a capital deficiency of $899,696 of which $663,715 represents parent company loans. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, and ultimately to attain profitable operations. Management believes that its current and future plans will generate sufficient revenues to enable the Company to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and it's wholly owned subsidiaries, which include SE Global Capital, Inc. (originally incorporated as SE Global Direct, Inc.), a company incorporated on May 11, 2001 in the State of California, SEG Cayman and SEGHK as described in Note 1, and GAI. The Company also has two subsidiaries, SE Global Communications (Hong Kong) Ltd. and SE Global Investment Company Limited, which are inactive and have no assets, liabilities or operations. All significant intercompany balances and transactions have been eliminated on consolidation.

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

Revenue recognition

Securities transactions and related revenues and expenses are recorded on a trade date basis. Commission revenues are recorded on a settlement date basis. Consulting fees are recorded in accordance with the terms of consulting agreements when collection is reasonably assured.

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

Impairment of long-lived assets

The Company reviews the carrying amount of capital assets and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset. No impairment losses have been recorded through March 31, 2003.

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

NOTE 3 - CAPITAL LEASE OBLIGATION

SEGHK entered into a Master Lease Agreement with GE Capital (Hong Kong) Limited dated June 30, 2000. Under the terms of the agreement, GE Capital agreed to finance the acquisition of computer equipment and software for $293,694. As security for the lease agreement GE Capital required that the Company deposit $300,000 with GE Capital, which renews every three months and earns interest at approximately 5% per annum. These funds will remain on deposit until the expiration of the lease, June 1, 2003. During the period the balance of funds on deposit has been drawn down to make the monthly lease payments leaving $51,951 on deposit at March 31, 2003.

As of March 31, 2003 future minimum annual lease payments relating to assets held under capital leases, together with their present value are as follows:

Total minimum lease payments	$ 15,673
Amount representing interest	(195)

Present value of minimum lease payments	$ 15,478

NOTE 4 - CAPITAL STOCK

During the quarter ending March 31, 2002 the Company received $77,520 on exercise of 136,000 stock options at $0.57 per share.

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

During the period ended March 31, 2002 the Company recognized a recovery of $300,800 in connection with the 940,000 options subject to variable accounting resulting from a decline in the market value of the Company's common stock.

NOTE 4 - CAPITAL STOCK (cont'd)

The following table summarizes the Company's stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2001	2,070,000	$ 0.57	4.78 years
Exercised	(136,000)	0.57
Expired/cancelled/granted	-	-

Balance, December 31, 2002	1,934,000	$ 0.57	3.78 years
Exercised	-	-
Expired/cancelled/granted	-	-

Balance, March 31, 2003	1,934,000	$ 0.57	3.53 years

NOTE 5 - RELATED PARTY TRANSACTIONS

Included in accounts payable are unpaid management fees, accrued in prior periods, in the amount of $43,000 owing to a Director of the Company. These amounts are non-interest bearing and have no stated terms of repayment.

During the period ended March 31, 2003 CAG received net cash advances from the Company of $22,460 (2002 - $88,678. As at March 31, 2003 $663,715 (2002 - $682,425) was owing to CAG. These amounts are presently non-interest bearing and have no stated terms of repayment.

During the period ended March 31, 2003 the Company incurred management and consulting fees to Directors of the Company in the amount of $30,413 (2002 - $16,200).

NOTE 6 - INCOME TAXES

The Company and its subsidiaries have combined tax losses of approximately $4,700,000, which may be available to reduce future year's taxable income, that result in deferred tax assets. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview.

General.  We and our subsidiaries and affiliates are primarily engaged in securities execution and clearance, securities brokerage, securities lending and borrowing and trading as a principal in equity and fixed income securities. All of these activities are highly competitive and are sensitive to many factors outside of our control, including volatility of securities prices and interest rates; trading volume of securities; economic conditions in the regions where we or our subsidiaries and affiliates conduct business; income tax legislation; and demand for financial services. Brokerage revenues are dependent upon the level of trading volume, which may fluctuate significantly, a large portion of our expenses remains fixed. Consequently, net operating results can vary significantly from period to period.

The following comparisons of our financial results for the fiscal three month period ended March 31, 2003 and March 31, 2002.

Results of Operations.

Three month period ended March 31, 2003 compared to three month period ended March 31, 2002

Revenue.  Total revenue for the three month period ended March 31, 2003 was $566,224 compared to revenues of $ 501,363, for the three month period ended March 31, 2002, an increase of 13%. The majority of our revenue for the three month period ended March 31, 2003 was derived from online direct access trading services provided through our subsidiary Global-American Investments, Inc. Revenue from online direct access trading services totaled $511,224 for the three month period ended March 31, 2003 compared to $501,363 for the three month period ended March 31, 2002, an increase of 2%. For the three month period ended March 31, 2002 the majority of the revenue from online direct access trading services was derived from retail clients whereas for the three month period ended March 31, 2003 the revenue from online direct access trading services was derived from a combination of wholesale (ie. institutional) and retail clients. During the three month period ended March 31, 2003 the wholesale client base was more active than the retail client base.

Global-American Investments, Inc. was not adversely affected by the volatile equity market during the three month period ended March 31, 2003. In fact, during this period we increased the client base of active direct stock traders that thrive in such volatile markets. We continue to add new clients to the Global-American Investments, Inc. client base that are prepared to actively trade in the equity markets, especially if the equity markets improves over the current situation. From June 2002 to March 2003 the total number of new accounts increased by 16%. Also, Global-American Investments, Inc.'s asset and cash under management increased by 42% during this period. As the amount of asset and cash under management increases, more capital becomes available for stock trading when the equity markets improve.

Even in the current environment our trading volume is experiencing modest increases each month. With the eventual return of a positive equity market it is anticipated that we will substantially increase the client base of active direct stock traders even further, and thus increase our revenue accordingly.

We also generated $55,000 in consulting fees for the three month period ended March 31, 2003. This consulting fee revenue is a new source of business activity for SE Global and is derived from consulting services provided to Asian companies that are interested in listing their companies on a North American stock exchange. During the three month period ended March 31, 2003 SE Global secured a $400,000 consulting contract with a Chinese company. The $55,000 consulting fees for the three month period ended March 31, 2003 is part of the overall $400,000 consulting contract. Under the terms of the contract, we will assist the client in expanding its businesses to North America and identifying suitable merger or acquisition opportunities in the United States. In addition, SE Global will provide strategic consulting services to the client in connection with its listing on a U.S. equities market

Our direct costs, consisting of trade clearing charges, quotation costs and commissions, were $405,773 for the three month period ended March 31, 2003, compared to $377,149 for the three month period ended March 31, 2002. The increase in direct costs for the three month period ended March 31, 2003 was a result of incurring more costs to serve the wholesale client base. Commissions were paid to licensed brokers that assisted in generating the online direct access trading revenues from the wholesale clients.

Our ability to achieve profitability in the future will depend upon our ability to expand our brand awareness and client base, increase our global market presence and reduce our operating costs. In order to achieve these goals, we will need to increase spending on marketing and enhance our cost control program.

Expenses.   Total expenses increased from a net recovery of $32,997 for the three month period ended March 31, 2002 to $211,563 for the three month period ended March 31, 2003. However, total expenses for the three month period ended March 31, 2002 included a non-cash stock compensation expense recovery of $300,800. If this $300,800 non-cash expense recovery was not included in the March 31, 2002 total expense figure then the total expenses would have been $267,803 for the three month period ended March 31, 2002 compared to $211,563 for the three month period ended March 31, 2003, a decrease of 21%.

Management fees and salaries for the three month period ended March 31, 2003 was $151,260 compared to $184,415 for the three month period ended March 31, 2002, a decrease of $33,155 or 18%.Professional fees for the three month period ended March 31, 2003 was $10,327 compared to $28,365 for the three month period ended March 31, 2002, a decrease of 64%.

The net loss for the three month period ended March 31, 2003 was $52,036 as compared to a net income of $157,147 for the three month period ended March 31, 2002. If the net income of $157,147 for the three month period ended March 31, 2002 is adjusted for the $300,800 non-cash stock compensation expense recovery then there would have been a net loss of $143,653 for the three month period ended March 31, 2002 compared to a net loss of $52,036 for the three month period ended March 31, 2003. This dramatic change in the bottom line was a result of the combination of a change in the revenue mix to generate high margin consulting fees and a substantial decrease in expenditures achieved during the three month period ended March 31, 2003.

Stock-Based Compensation Expense Recovery.

No non-cash stock compensation expense recovery was realized for the three month period ended March 31, 2003. We realized a non-cash stock compensation expense recovery of $300,800 for the three month period ended March 31, 2002. This non-cash stock-based compensation expense recovery was a result of SE Global's stock options that were subject to Variable Accounting as a reflection of the decreased market value of SE Global's share price during the three month period ended March 31, 2002. Note 4 of the March 31, 2003 interim consolidated financial statements explains in detail the Variable Accounting of the SE Global stock options.

Liquidity and Capital Resources.

As at March 31, 2003, we had $120,663 in cash on hand (comprised of $31,732 unrestricted cash, $36,980 clearing deposit and $51,951 restricted cash).  In comparison, as at March 31, 2002 we had cash on hand of $339,129 (comprised of $135,082 unrestricted cash, $ 36,980 clearing deposit and $167,067 restricted cash) The unrestricted cash is available for general working capital purposes while the clearing deposit is held by the trade clearing house and restricted cash is deposit held by the leasing company for leased equipment.

For the three month period ended March 31, 2003, we expended, before depreciation and amortization, approximately $70,000 per month to operate our business.  Areas of significant expenditure include management fees, salaries and benefits, professional fees, rent and office costs.

To achieve our goals and objectives for the next nine months, we plan to raise additional capital through private placements of our equity securities, proceeds received from the exercise of outstanding options, continued financing from our majority shareholder, Capital Alliance Group Inc., and, if available on satisfactory terms, debt financing.

We plan to use any additional funds that we might be successful in raising for marketing and advertising of SE Global Trade, SEG Lite and GDT, as well as for strategic acquisition of existing businesses that complement our market niche, and general working capital purposes.

We plan to raise debt and/or equity capital on a private placement basis to finance the operating and capital requirements of our company, assuming that we are able to do so on acceptable terms. If we are able to raise $1 million during the nine month period ending December 31, 2003 - which cannot be assured, having regard to factors outside our control such as market conditions - we anticipate that this will provide sufficient funds for corporate overhead, more strategic acquisitions to build our company internationally, and the expansion of our business development and marketing programs. If we are unsuccessful in raising the full $1 million in financing, we intend to seek debt and/or equity financing in smaller amounts on an as needed basis.

If we are unsuccessful in raising any of the planned debt or equity financing, our ability to seek and consummate strategic acquisitions to build our company internationally, and to expand of our business development and marketing programs will be adversely effected. However, we expect that we will have sufficient funds to meet our corporate overhead and ongoing operational expenses during the next nine months assuming that revenues in our wholly-owned subsidiary, Global-American Investments Inc., continue to grow at the rate of 5% to 8% per month with the addition of new accounts, and assuming that we successfully control our ongoing costs. We anticipate that Global-American Investments, Inc.'s generated cash flow from operations will contribute to our overall cash operating needs in the future.

Off-Balance Sheet Arrangement.

As of March 31, 2003, we have had no off-balance sheet arrangements.

Research and Development.

We did not expend any fund towards research and development during the three month period ended March 31, 2003 and we do not anticipate incurring any significant expenditures on research and development over the next nine months.

Capital Expenditure Commitments.

We did not undertake any capital expenditure commitments during the three month period ended March 31, 2003, and do not anticipate any significant purchase or sale of equipment over the next nine months.

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

Item 3. Controls and Procedures.

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

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number and Exhibit Title

3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)
3.2	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)
3.3	Certificate of Amendment to Articles of Incorporation, dated April 11, 2001 (incorporated by reference from our Form 10-KSB, filed April 1, 2002)
21.	Subsidiaries (incorporated by reference from our Form 10-KSB, filed April 1, 2003)
99.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
99.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
99.3	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.4	Certificate of CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

(b) Reports of Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SE GLOBAL EQUITIES CORP.
Date: May 15, 2003	/s/ Toby Chu By:_____________________________ Toby Chu , President and CEO/Director
Date: May 15, 2003	/s/ Tim Leong By:_____________________________ Tim Leong, Chief Financial Officer