Form 10QSB
period 2003-06-30
SE GLOBAL EQUITIES CORP
filed 2003-08-15
CIK 1088005

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly six month period ended: June 30, 2003

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

14,735,962 common shares issued and outstanding as of August 14, 2003

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

As used in this annual report, the terms "we", "us", "our", and "SE Global" mean SE Global Equities Corp. and its wholly-owned subsidiaries SE Global Capital, Inc. (formerly SE Global Direct, Inc.), Global-American Investments, Inc. and SE Global Investment Company Limited, unless otherwise indicated.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements of SE Global for the six months ended June 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SE GLOBAL EQUITIES CORP.

INTERIM CONSOLIDATED Financial Statements

JUNE 30, 2003

(Unaudited)

CONSOLIDATED Balance Sheets

INTERIM CONSOLIDATED Statements of Operations

INTERIM CONSOLIDATED Statements of Cash Flows

Notes to INTERIM CONSOLIDATED Financial Statements

SE GLOBAL EQUITIES CORP.
CONSOLIDATED BALANCE SHEETS
	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
CURRENT
Cash and short-term investments	$ 146,943	$ 35,413
Accounts receivable	49,033	75,331
Prepaid expenses and deposits	12,800	19,513

	208,776	130,257

FIXED ASSETS	-	2,453
RESTRICTED CASH (Note 3)	-	80,730
CLEARING BROKER DEPOSIT	36,980	36,980

	$ 245,756	$ 250,420

LIABILITIES

CURRENT
Accounts payable	$ 333,102	$ 372,322
Current portion of capital lease obligation (Note 3)	-	43,333

	333,102	415,655

DUE TO PARENT COMPANY (Note 5)	512,082	682,425

	845,184	1,098,080

CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
CAPITAL STOCK (Note 4)
Common stock $.01 par value; 100,000,000 shares authorized
14,735,962 (2002 - 14,735,962) shares issued and outstanding	147,359	147,359
ADDITIONAL PAID IN CAPITAL	4,284,287	4,284,287
DEFICIT	(5,031,074)	(5,279,306)

	(599,428)	(847,660)

	$ 245,756	$ 250,420

The accompanying notes are an integral part of these interim consolidated financial statements.

SE GLOBAL EQUITIES CORP.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months ended June 30, 2003	Three Months ended June 30, 2002	Six Months ended June 30, 2003	Six Months ended June 30, 2002

REVENUES
Brokerage commissions	$ 516,006	$ 522,844	$ 1,027,230	$ 1,024,207
Consulting fees	100,998	-	155,998	-

	617,004	522,844	1,183,228	1,024,207
Direct costs	371,735	261,955	777,508	506,519

	245,269	260,889	405,720	517,688

EXPENSES (RECOVERY)
Consulting - stock based compensation (recovery)	-	-	-	(300,800)
Depreciation	-	7,360	2,453	14,719
General and administrative	75,895	169,738	123,418	430,474
Management fees and salaries	63,419	184,415	214,679	227,402
Professional fees	15,912	28,365	26,239	117,671

	155,226	389,878	366,789	489,466

INCOME (LOSS) BEFORE THE FOLLOWING	90,043	(128,989)	38,931	28,222

OTHER (EXPENSE) INCOME
Gain on sale of subsidiaries (Note 7)	210,225	-	210,225	-
Interest income	-	5,327	-	9,037
Interest on leases	-	(3,090)	(924)	(6,864)

NET INCOME (LOSS) FOR THE PERIOD	$ 300,268	$ (126,752)	$ 248,232	$ 30,395

BASIC NET INCOME (LOSS) PER SHARE	$ 0.02	$ (0.01)	$ 0.02	$ 00

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	14,735,962	14,735,962	14,735,962	14,645,795

The accompanying notes are an integral part of these interim consolidated financial statements.

SE GLOBAL EQUITIES CORP.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
	Six Months ended June 30, 2003	Six Months ended June 30, 2002

CASH FLOWS FORM OPERATING ACTIVITIES
Net (loss) income for the period	$ 248,232	$ 30,395
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation and amortization	2,453	14,719
- gain from sale of subsidiaries	(210,225)	-
- stock based compensation (recovery)	-	(300,800)
- accounts receivable	26,298	22,486
- prepaid expenses	6,713	-
- accounts payable	171,005	81,881

CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES	244,476	(151,319)

CASH FLOWS FROM FINANCING ACTIVITIES
- restricted cash	80,730	57,558
- lease obligation repayments	(43,333)	(50,694)
- advances from (to) parent company	(170,343)	45,652
- proceeds from issue of common shares	-	77,520

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(132,946)	130,036

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	111,530	(21,283)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,413	161,349

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 146,943	$ 140,066

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

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and at June 30, 2003 had a working capital deficit of $186,159 and a capital deficiency of $599,428 of which $512,082 represents parent company loans. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, and ultimately to attain profitable operations. Management believes that its current and future plans will generate sufficient revenues to enable the Company to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which include SE Global Capital, Inc. (originally incorporated as SE Global Direct, Inc.), a company incorporated on May 11, 2001 in the State of California and SEG Cayman as described in Note 1, and GAI. The Company also has one subsidiary, SE Global Investment Company Limited, which is inactive and has no assets, liabilities or operations. On May 30, 2003 the Company sold its interest in two of its subsidiaries, SE Global Equities Company Limited and SE Global Communications (Hong Kong) Limited, to arms-length parties for nominal consideration. (Refer to Note 7) All significant intercompany balances and transactions have been eliminated on consolidation.

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

Website development costs

The Company accounts for website development costs in accordance with EITF 00-02 "Accounting for Web Site Development Costs" and AICPA SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" whereby preliminary website development costs are expensed as incurred. Upon achieving technical and financial viability and ensuring adequate resources to complete development, the Company capitalizes all direct costs relating to the website development. Ongoing costs for maintenance and enhancement are expensed as incurred. Capitalized costs will be amortized on a straight-line basis over five years commencing upon substantial completion and commercialization of the website. To date the Company has not capitalized any website development costs.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 4:

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Stock-based compensation (cont'd)
		Six months ended June 30, 2003	Six months ended June 30, 2002

Net income for the period	As reported	$ 248,232	$ -
SFAS 123 compensation expense	Pro-forma	(76,800)	-

Net income for the period	Pro-forma	171,432	$ -

Pro-forma basic net income per share	Pro-forma	$ 0.01	$ -

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

Impairment of long-lived assets

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company reviews the carrying amount of capital assets and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset. No impairment losses have been recorded through June 30, 2003.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

NOTE 3 - CAPITAL LEASE OBLIGATION

SEGHK entered into a Master Lease Agreement with GE Capital (Hong Kong) Limited dated June 30, 2000. Under the terms of the agreement, GE Capital agreed to finance the acquisition of computer equipment and software for $293,694. As security for the lease agreement GE Capital required that the Company deposit $300,000 with GE Capital, which renewed every three months and earned interest at approximately 5% per annum. These funds remained on deposit until the expiration of the lease, June 1, 2003. During the period the balance of funds on deposit was drawn down to make the monthly lease payments, and $33,357 was returned to the Company at the end of the lease.

NOTE 4 - CAPITAL STOCK

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

NOTE 4 - CAPITAL STOCK (cont'd)

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

October 2001 Stock Option Plan (cont'd)

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

During the period ended March 31, 2002 the Company recognized a recovery of $300,800 in connection with the 940,000 options subject to variable accounting resulting from a decline in the market value of the Company's common stock. During the period ended June 30, 2003, 150,000 of the stock options that are subject to variable accounting expired.

On June 13, 2003 a total of 320,000 stock options were granted to employees, officers and directors at an exercise price of $0.28, exercisable for a term of five years. The fair value of these stock options was estimated at grant date using the Black-Scholes option-pricing model applying the market value per share and the risk-free interest rate in effect at the grant date of 3%, 193.60% volatility and an expected life of six years. (Refer to Note 2)

The following table summarizes the Company's stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2001	2,070,000	$ 0.57	4.78 years
Exercised	(136,000)	0.57
Expired/cancelled/granted	-	-

Balance, December 31, 2002	1,934,000	$ 0.57	3.78 years
Exercised	-	-
Expired/cancelled/granted	(380,000)	.57
Granted	320,000.28

Balance, June 30, 2003	1,874,000	$ 0.52	3.57 years

NOTE 5 - RELATED PARTY TRANSACTIONS

Included in accounts payable are unpaid management fees, accrued in prior periods, in the amount of $43,000 owing to a Director of the Company. These amounts are non-interest bearing and have no stated terms of repayment.

During the period ended June 30, 2003 CAG received net cash advances from the Company of $170,343 (2002 - $45,652). As at June 30, 2003 $512,082 (December 31, 2002 - $682,425) was owing to CAG. These amounts are presently non-interest bearing and have no stated terms of repayment. (Refer to Note 8.)

During the period ended June 30, 2003 the Company incurred management and consulting fees to Directors of the Company in the amount of $68,749 (2002 - $79,560).

NOTE 6 - INCOME TAXES

The Company and its subsidiaries have combined tax losses of approximately $4,700,000, which may be available to reduce future year's taxable income, that result in deferred tax assets. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The Company has not recorded a tax provision for the current period as sufficient tax loss carryforwards are available to offset any income which may be subject to income taxes .

NOTE 7 - GAIN RESULTING FROM DISPOSITION OF SUBSIDIARIES

On May 30, 2003 the Company sold its interest in two of its subsidiaries, SE Global Equities Company Limited ("SEGHK") and SE Global Communications (Hong Kong) Limited ("SEGCHK"), to arm's-length parties for nominal consideration. The sale of SEGHK and SEGCHK to arm's-length parties relieved the Company from $210,225 in debts owing to unsecured creditors, and accordingly, the Company has recognized a gain in the amount of $210,225 on the disposition of SEGHK and SEGCHK.

NOTE 8 - SUBSEQUENT EVENTS

On July 8, 2003, CAG agreed to convert $500,000 of debt owed to it by the Company into 2,777,777 shares of the Company at a purchase price of $0.18 per share. The shares issued on the settlement of the debt will be considered restricted securities in accordance with the applicable regulatory bodies.

On July 14, 2003, the Company entered into a non-binding letter of intent to acquire a broker-dealer based in New York. The broker-dealer has over $80 million of client assets under management, and reported annual revenues of $8.5 million in 2002. This transaction is subject to other material conditions present, due diligence results and final negotiation of financial and other terms to be contained in a contract that will supercede the letter of intent.

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

The following comparisons of our financial results for the fiscal six month period ended June 30, 2003 and June 30, 2002.

Results of Operations.

Six month period ended June 30, 2003 compared to six month period ended June 30, 2002

Revenues.  Total revenue for the six month period ended June 30, 2003 was $1,183,228 compared to revenues of $1,024,207 for the six month period ended June 30, 2002, an increase of 16%. The majority of our revenue for the six month period ended June 30, 2003 was derived from online direct access trading services provided through our subsidiary Global-American Investments, Inc. Revenue from online direct access trading services totaled $1,027,230 for the six month period ended June 30, 2003 compared to $1,024,207 for the six month period ended June 30, 2002. For the six month period ended June 30, 2002 the majority of the revenue from online direct access trading services was derived from retail clients whereas for the six month period ended June 30, 2003 the revenue from online direct access trading services was derived from a combination of wholesale (ie. institutional) and retail clients. During the six month period ended June 30, 2003 the wholesale client base was more active than the retail client base.

Global-American Investments, Inc. was not adversely affected by the volatile equity market during the six month period ended June 30, 2003. In fact, during this period we increased the client base of active direct stock traders that thrive in such volatile markets. We continue to add new clients to the Global-American Investments, Inc. client base that are prepared to actively trade in the equity markets, especially if the equity markets improves over the current situation. From June 2002 to June 2003 the total number of new accounts increased by 29%. Also, Global-American Investments, Inc.'s asset and cash under management increased by 76% during this period. As the amount of asset and cash under management increases, more capital becomes available for stock trading when the equity markets improve.

Global-American Investments, Inc.'s trading volume is experiencing increases each month. From June 2002 to June 2003 the total number of stock equity trades increased by 53%. The positive stock market activities and the positive sentiments in the stock markets in the recent months should provide a basis for us to increase the client base of active direct stock traders even further, and thus increase our revenue accordingly.

We also generated $155,998 in consulting fees for the six month period ended June 30, 2003. This consulting fee revenue is a new source of business activity for SE Global and is derived from consulting services provided to Asian companies that are interested in listing their companies on a North American stock exchange. During the six month period ended June 30, 2003 SE Global secured a $430,000 consulting contract with a Chinese company. The $155,998 represents the net consulting fees earned for the six month period ended June 30, 2003. Under the terms of the contract, we will assist the client in expanding its businesses to North America and identifying suitable merger or acquisition opportunities in the United States. In addition, SE Global will provide strategic consulting services to the client in connection with its listing on a U.S. equities market.

Our direct costs, consisting of trade clearing charges, quotation costs and commissions, were $777,508 for the six month period ended June 30, 2003, compared to $506,519 for the six month period ended June 30, 2002. The increase in direct costs for the six month period ended June 30, 2003 was a result of incurring more costs to serve the wholesale client base. Commissions were paid to licensed brokers that assisted in generating the online direct access trading revenues from the wholesale clients.

Expenses.   Total expenses decreased from $489,466 for the six month period ended June 30, 2002 to $366,788 for the six month period ended June 30, 2003, a decrease of 25%. Total expenses for the six month period ended June 30, 2002 included a non-cash stock compensation expense recovery of $300,800. If this $300,800 non-cash expense recovery was not included in the June 30, 2002 total expense figure then the total expenses would have been $790,266 for the six month period ended June 30, 2002 compared to $366,788 for the six month period ended June 30, 2003, a decrease of 54%.

Management fees and salaries for the six month period ended June 30, 2003 was $214,678 compared to $227,402 for the six month period ended June 30, 2002. Professional fees for the six month period ended June 30, 2003 was $26,239 compared to $117,671 for the six month period ended June 30, 2002, a decrease of 78%. General and administrative expenses for the six month period ended June 30, 2003 was $123,418 compared to $430,474 for the six month period ended June 30, 2002, a decrease of 71%. The decrease in expenditures is a result of our cost control efforts during the period.

We generated an operating profit of $38,931 for the six month period ended June 30, 2003 compared to $28,222 for the six month period ended June 30, 2002, an increase of 38%. The operating profit for the six month period ended June 30, 2002 included a non-cash stock compensation expense recovery of $300,800. If this $300,800 non-cash expense recovery was not included in the June 30, 2002 operating profit then there would have been an operating loss of $272,578 for the six month period ended June 30, 2002 compared to an operating profit of $38,931 for the six month period ended June 30, 2003.

This change in operating results was due primarily to the combination of a change in the revenue mix to generate high margin consulting fees and a substantial decrease in operating expenses during the six month period ended June 30, 2003.

Other Income. On May 30, 2003, we sold our interest in two of our inactive subsidiaries, SE Global Equities Company Limited ("SEGHK") and SE Global Communications (Hong Kong) Limited ("SEGCHK"), to arm's-length parties for nominal consideration. The sale of SEGHK and SEGCHK to arm's-length parties relieved SE Global from $210,225 in debts owing to unsecured creditors, and accordingly, we recognized a gain in the amount of $210,225 on the sale of SEGHK and SEGCHK.

Stock-Based Compensation Expense Recovery.

No non-cash stock compensation expense recovery was realized for the six month period ended June 30, 2003. We realized a non-cash stock compensation expense recovery of $300,800 for the six month period ended June 30, 2002. This non-cash stock-based compensation expense recovery was a result of SE Global's stock options that were subject to Variable Accounting as a reflection of the decreased market value of SE Global's share price during the six month period ended June 30, 2002. Note 4 of the June 30, 2003 interim consolidated financial statements explains in detail the Variable Accounting of the SE Global stock options.

Liquidity and Capital Resources.

As at June 30, 2003, we had $183,923 in cash on hand (comprised of $146,943 unrestricted cash and $36,980 clearing deposit).  In comparison, as at June 30, 2002 we had cash on hand of $315,334 (comprised of $140,066 unrestricted cash, $36,980 clearing deposit and $138,288 restricted cash). The unrestricted cash is available for general working capital purposes while the clearing deposit is held by the trade clearing house. Restricted cash was a deposit held by the leasing company for leased equipment. The leases on the leased equipment ended on June 1, 2003.

For the six month period ended June 30, 2003, we expended, before depreciation and amortization, approximately $61,000 per month to operate our business.  Areas of significant expenditure include management fees, salaries and benefits, rent and office costs.

To achieve our goals and objectives for the next six months, we plan to raise additional capital through private placements of our equity securities, proceeds received from the exercise of outstanding options, continued financing from our majority shareholder, Capital Alliance Group Inc., and, if available on satisfactory terms, debt financing.

On July 8, 2003, Capital Alliance Group Inc. agreed to convert $500,000 of debt owed to it by SE Global into 2,777,777 shares of SE Global at a purchase price of $0.18 per share. The shares issued on the settlement of the debt will be considered restricted securities in accordance with the applicable regulatory bodies. On completion of the debt settlement, Capital Alliance Group Inc. will own 14,633,555 shares of SE Global, representing 83.5 percent of the issued and outstanding shares.

We plan to use any additional funds that we might be successful in raising for marketing and advertising of SE Global Trade, as well as for strategic acquisition of existing businesses that complement our market niche, and general working capital purposes.

We plan to raise debt and/or equity capital on a private placement basis to finance the operating and capital requirements of our company, assuming that we are able to do so on acceptable terms. If we are able to raise $1.5 million during the six month period ending December 31, 2003 - which cannot be assured, having regard to factors outside our control such as market conditions - we anticipate that this will provide sufficient funds for corporate overhead, more strategic acquisitions to build our company internationally, and the expansion of our business development and marketing programs. If we are unsuccessful in raising the full $1.5 million in financing, we intend to seek debt and/or equity financing in smaller amounts on an as needed basis.

If we are unsuccessful in raising any of the planned debt or equity financing, our ability to seek and consummate strategic acquisitions to build our company internationally, and to expand of our business development and marketing programs could be adversely effected. However, we expect that we will have sufficient funds to meet our corporate overhead and ongoing operational expenses during the next six months assuming that revenues in our wholly-owned subsidiary, Global-American Investments Inc., continue to grow at the rate of 5% to 8% per month with the addition of new accounts, and assuming that we continue to control our ongoing costs. We anticipate that Global-American Investments, Inc.'s generated cash flow from operations will contribute to our overall cash operating needs in the future.

Off-Balance Sheet Arrangement.

As of June 30, 2003, we have had no off-balance sheet arrangements.

Research and Development.

We did not expend any fund towards research and development during the six month period ended June 30, 2003 and we do not anticipate incurring any significant expenditures on research and development over the next six months.

Capital Expenditure Commitments.

We did not undertake any capital expenditure commitments during the six month period ended June 30, 2003, and do not anticipate any significant purchase or sale of equipment over the next six months.

Strategic Acquisitions.

On July 14, 2003, SE Global entered into a non-binding letter of intent to acquire a broker-dealer based in New York. The broker-dealer has over $80 million of client assets under management, and reported annual revenues of $8.5 million in 2002. This transaction is subject to other material conditions present, due diligence results and final negotiation of financial and other terms to be contained in a contract that will supercede the letter of intent.

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

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number and Exhibit Title

3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)
3.2	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)
3.3	Certificate of Amendment to Articles of Incorporation, dated April 11, 2001 (incorporated by reference from our Form 10-KSB, filed April 1, 2002)
21.	Subsidiaries (incorporated by reference from our Form 10-KSB, filed April 1, 2003)
31.1	Certificate of CEO as Required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of CFO as Required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of CEO as Required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of CFO as Required by Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports of Form 8-K.

Form 8-K filed June 23, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SE GLOBAL EQUITIES CORP.
Date: August 14, 2003	/s/ Toby Chu By:_____________________________ Toby Chu , President and CEO/Director
Date: August 14, 2003	/s/ Tim Leong By:_____________________________ Tim Leong, Chief Financial Officer