Form 10QSB
period 2003-09-30
SE GLOBAL EQUITIES CORP
filed 2003-11-14
CIK 1088005

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly nine month period ended: September 30, 2003

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

14,805,962 common shares issued and outstanding as of November 6, 2003

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements of SE Global Equities Corp. Inc. for the nine months ended September 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SE GLOBAL EQUITIES CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

Notes to INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SE GLOBAL EQUITIES CORP.

CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30, 2003	December 31, 2002

	(Unaudited)
ASSETS

CURRENT
Cash and short-term investments	$ 250,138	$ 35,413
Accounts receivable	110,316	75,331
Prepaid expenses and deposits	7,132	19,513

	367,585	130,257

FIXED ASSETS	-	2,453
DUE FROM PARENT COMPANY (Notes 5 and 6)	42,309	-
RESTRICTED CASH (Note 3)	-	80,730
CLEARING BROKER DEPOSIT	46,980	36,980

	$ 456,874	$ 250,420

LIABILITIES

CURRENT
Accounts payable	$ 367,031	$ 372,322
Loan payable (Note 4)	100,000	-
Current portion of capital lease obligation (Note 3)	-	43,333

	467,031	415,655

DUE TO PARENT COMPANY (Notes 5 and 6)	-	682,425

	467,031	1,098,080

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CAPITAL STOCK (Note 5)
Common stock $.01 par value; 100,000,000 shares authorized
14,805,962 (2002 - 14,735,962) shares issued and outstanding	148,059	147,359
ADDITIONAL PAID IN CAPITAL	4,323,487	4,284,287
COMMON STOCK SUBSCRIPTIONS (Note 5)	500,000	-
DEFICIT	(4,981,703)	(5,279,306)

	(10,157)	(847,660)

	$ 456,874	$ 250,420

The accompanying notes are an integral part of these interim consolidated financial statements.

SE GLOBAL EQUITIES CORP.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

REVENUES
Brokerage commissions	$ 613,518	$ 696,645	$ 1,640,748	$ 1,720,852
Consulting fees	142,205	-	298,203	-

	755,723	696,645	1,938,951	1,720,852
Direct costs	447,131	332,758	1,224,639	839,277

NET REVENUES	308,592	363,887	714,312	881,575

EXPENSES
Consulting - stock based compensation (recovery)	-	-	-	(300,800)
Depreciation	-	7,360	2,453	22,079
General and administrative	60,948	238,205	185,290	666,506
Management fees and salaries	168,859	119,896	383,538	347,298
Professional fees	29,415	5,172	55,654	122,843

	259,222	370,633	626,935	857,926

INCOME (LOSS) BEFORE THE FOLLOWING	49,370	(6,746)	87,377	23,649

OTHER (EXPENSE) INCOME
Gain on sale of subsidiaries (Note 8)	-	-	210,225	-

NET INCOME (LOSS) FOR THE PERIOD	$ 49,370	$ (6,746)	$ 297,602	$ 23,649

BASIC NET INCOME (LOSS) PER SHARE	$ 0.00	$ (0.00)	$ 0.02	$ 0.00

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	14,805,962	14,735,962	14,805,962	14,735,962

The accompanying notes are an integral part of these interim consolidated financial statements.

SE GLOBAL EQUITIES CORP.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Cash flows from operating activities
Net income for the period	$ 297,602	$ 23,649
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation	2,453	22,079
- gain from sale of subsidiaries	(210,225)	-
- stock based compensation (recovery)	-	(300,800)
- accounts receivable	(34,985)	17,005
- prepaid expenses	12,381	(9,920)
- accounts payable	204,936	81,349

CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES	272,162	(166,638)

Cash flows from financing activities
- restricted cash	80,730	86,337
- broker deposits	(10,000)	-
- loan advances	100,000	-
- lease obligation repayments	(43,333)	(77,086)
- advances from (to) parent company	(224,735)	(31,923)
- proceeds from issue of common shares	39,900	77,520

Cash flows from (USED IN) financing activities	(57,438)	54,848

INCREASE (DECREASE) in cash AND CASH EQUIVALENTS	214,725	(111,790)

Cash and cash equivalents, BEGINNING of period	35,413	161,349

Cash and cash equivalents, End of period	$ 250,138	$ 49,559

Significant non-cash activities:

Refer to Notes 5 and 6.

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

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and at September 30, 2003 had a working capital deficit of $99,446 and a capital deficiency of $10,157. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, and ultimately to attain profitable operations. Management believes that its current and future plans will generate sufficient revenues to enable the Company to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which include SE Global Capital, Inc. (originally incorporated as SE Global Direct, Inc.), a company incorporated on May 11, 2001 in the State of California and SEG Cayman as described in Note 1, and GAI. The Company also has one subsidiary, SE Global Investment Company Limited, which is inactive and has no assets, liabilities or operations. On May 30, 2003 the Company sold its interest in two of its non-operating subsidiaries, SE Global Equities Company Limited and SE Global Communications (Hong Kong) Limited, to arms-length parties for nominal consideration. (Refer to Note 8) All significant intercompany balances and transactions have been eliminated on consolidation.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 5:

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Stock-based compensation (cont'd)
		Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Net income for the period	As reported	$ 297,602	$ -
SFAS 123 compensation expense	Pro-forma	(76,800)	-

Net income for the period	Pro-forma	220,802	$ -

Pro-forma basic net income per share	Pro-forma	$ .01	$ -

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

Impairment of long-lived assets

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company reviews the carrying amount of capital assets and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset. No impairment losses have been recorded through September 30, 2003.

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

NOTE 4 - LOAN PAYABLE

The $100,000 loan was received on August 25, 2003, bears interest at a rate of 12% per annum, payable monthly, and matures on August 31, 2004. A conversion feature was added on October 20, 2003 which allows the loan amount to be converted into shares of the Company at a price of $0.30 per share, and upon conversion of the loan the holder will receive share purchase warrants entitling the holder to purchase shares of the Company at a price of $0.40 per share for a two year period. The Company may repay the loan during the term of the loan with a penalty equivalent to three months of interest. An agent's fee of $8,000 is payable on the loan and is included in accounts payable.

NOTE 5 - CAPITAL STOCK

On July 8, 2003, CAG agreed to convert $500,000 of debt owed to it by the Company into 2,777,777 shares of the Company at a purchase price of $0.18 per share. As at September 30, 2003, the shares have not been issued from treasury. When the shares are issued on the settlement of the debt they will be considered restricted securities in accordance with the applicable regulatory bodies.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123. In accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

NOTE 5 - CAPITAL STOCK (cont'd)

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

During the period ended March 31, 2002 the Company recognized a recovery of $300,800 in connection with the 940,000 options subject to variable accounting resulting from a decline in the market value of the Company's common stock. During the period ended September 30, 2003, 150,000 of the stock options that are subject to variable accounting expired.

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

NOTE 5 - CAPITAL STOCK (cont'd)

The following table summarizes the Company's stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2001	2,070,000	$ 0.57	4.78 years
Exercised	(136,000)	0.57
Expired/cancelled/granted	-	-

Balance, December 31, 2002	1,934,000	$ 0.57	3.78 years
Exercised	(70,000)	0.57
Expired/cancelled/granted	(380,000)	0.57
Granted	320,000	0.28

Balance, September 30, 2003	1,804,000	$ 0.51	3.14 years

NOTE 6 - RELATED PARTY TRANSACTIONS

Included in accounts payable are unpaid management fees, accrued in prior periods, in the amount of $43,000 owing to a Director of the Company. These amounts are non-interest bearing and have no stated terms of repayment.

During the period ended September 30, 2003 CAG received net cash advances from the Company of $224,734 (2002 - $31,923). As at September 30, 2003 $42,309 was owing from CAG to the Company (December 31, 2002 - $682,425 was owing from the Company to CAG). These amounts are presently non-interest bearing and have no stated terms of repayment. (Refer to Note 5)

During the period ended September 30, 2003 the Company incurred management and consulting fees to Directors of the Company in the amount of $114,312 (2002 - $109,989).

NOTE 7 - INCOME TAXES

The Company and its subsidiaries have combined tax losses of approximately $1,000,000, which may be available to reduce future year's taxable income, that result in deferred tax assets. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The Company has not recorded a tax provision for the current period as sufficient tax loss carryforwards are available to offset any income which may be subject to income taxes.

Included in net income for the nine month period ended September 30, 2003 is $210,225 in gain on sale of two of the Company's non-operating subsidiaries (see Note 8). The gains of $210,225 represent accounting income only and are not subject to corporate income tax.

NOTE 8 - GAIN RESULTING FROM DISPOSITION OF SUBSIDIARIES

On May 30, 2003 the Company sold its interest in two of its non-operating subsidiaries, SE Global Equities Company Limited ("SEGHK") and SE Global Communications (Hong Kong) Limited ("SEGCHK"), to arm's-length parties for nominal consideration. The sale of SEGHK and SEGCHK to arm's-length parties relieved the Company from $210,225 in debts owing to unsecured creditors, and accordingly, the Company has recognized a gain in the amount of $210,225 on the disposition of SEGHK and SEGCHK.

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

The following comparisons of our financial results for the fiscal nine month period ended September 30, 2003 and September 30, 2002.

Results of Operations.

Nine month period ended September 30, 2003 compared to nine month period ended September 30, 2002

Revenues.  Total revenue for the nine month period ended September 30, 2003 was $1,938,951 compared to revenues of $1,720,852 for the nine month period ended September 30, 2002, an increase of 13%. The majority of our revenue for the nine month period ended September 30, 2003 was derived from online direct access trading services and other related services provided through our subsidiary Global-American Investments, Inc. Revenue from online direct access trading services and other related services totaled $1,640,748 for the nine month period ended September 30, 2003 compared to $1,720,852 for the nine month period ended September 30, 2002. For the nine month period ended September 30, 2002 the majority of the revenue from online direct access trading services was derived from retail clients whereas for the nine month period ended September 30, 2003 the revenue from online direct access trading services was derived from a combination of wholesale (ie. institutional) and retail clients. During the nine month period ended September 30, 2003 the wholesale client base was more active than the retail client base.

Global-American Investments, Inc. continues to add new clients to its client base that are prepared to actively trade in the equity markets. From September 2002 to September 2003 the total number of new accounts increased by 27%. Also, Global-American Investments, Inc.'s asset and cash under management increased by 104% during this period. As the amount of asset and cash under management increases, more capital becomes available for stock trading when the equity markets improve. Global-American Investments, Inc.'s trading volume is experiencing increases each month. From September 2002 to September 2003 the total number of stock equity trades increased by 250%. The positive stock market activities and the positive sentiments in the stock markets in the recent months should provide a basis for us to increase the client base of active direct stock traders even further, and thus increase our revenue accordingly.

We also generated $298,203 in consulting fees for the nine month period ended September 30, 2003. This consulting fee revenue is a new source of business activity for SE Global and is derived from consulting services provided to Asian companies that are interested in listing their companies on a North American stock exchange. During the nine month period ended September 30, 2003 SE Global secured a $430,000 consulting contract with a Chinese company. The consulting fee revenue of $298,203 represents the net consulting fees earned for the nine month period ended September 30, 2003. Under the terms of the contract, we will assist the client in expanding its businesses to North America and identifying suitable merger or acquisition opportunities in the United States. In addition, SE Global will provide strategic consulting services to the client in connection with its listing on a U.S. equities market.

Our direct costs, consisting of trade clearing charges, quotation costs and commissions, were $1,224,639 for the nine month period ended September 30, 2003, compared to $839,277 for the nine month period ended September 30, 2002. The increase in direct costs for the nine month period ended September 30, 2003 was a result of incurring more costs to serve the wholesale client base. Commissions were paid to licensed brokers that assisted in generating the online direct access trading revenues from the wholesale clients.

Expenses.   Total expenses decreased from $857,926 for the nine month period ended September 30, 2002 to $626,935 for the nine month period ended September 30, 2003, a decrease of 27%. Total expenses for the nine month period ended September 30, 2002 included a non-cash stock compensation expense recovery of $300,800. If this $300,800 non-cash expense recovery was not included in the September 30, 2002 total expense figure then the total expenses would have been $1,158,726 for the nine month period ended September 30, 2002 compared to $626,935 for the nine month period ended September 30, 2003, a decrease of 46%.

Management fees and salaries for the nine month period ended September 30, 2003 was $383,538 compared to $347,298 for the nine month period ended September 30, 2002. Professional fees for the nine month period ended September 30, 2003 was $55,654 compared to $122,843 for the nine month period ended September 30, 2002, a decrease of 55%. General and administrative expenses for the nine month period ended September 30, 2003 was $185,290 compared to $666,506 for the nine month period ended September 30, 2002, a decrease of 72%. The decrease in expenditures is a result of our cost control efforts during the period.

We generated an operating profit of $87,377 for the nine month period ended September 30, 2003 compared to $23,649 for the nine month period ended September 30, 2002, an increase of 269%. The operating profit for the nine month period ended September 30, 2002 included a non-cash stock compensation expense recovery of $300,800. If this $300,800 non-cash expense recovery was not included in the September 30, 2002 operating profit then there would have been an operating loss of $277,151 for the nine month period ended September 30, 2002 compared to an operating profit of $87,377 for the nine month period ended September 30, 2003.

This change in operating results was due primarily to the combination of a change in the revenue mix to generate high margin consulting fees and a substantial decrease in operating expenses during the nine month period ended September 30, 2003.

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

Stock-Based Compensation Expense Recovery.

No non-cash stock compensation expense recovery was realized for the nine month period ended September 30, 2003. We realized a non-cash stock compensation expense recovery of $300,800 for the nine month period ended September 30, 2002. This non-cash stock-based compensation expense recovery was a result of SE Global's stock options that were subject to Variable Accounting as a reflection of the decreased market value of SE Global's share price during the nine month period ended September 30, 2002. Note 5 of the September 30, 2003 interim consolidated financial statements explains in detail the Variable Accounting of the SE Global stock options.

Liquidity and Capital Resources.

As at September 30, 2003, we had $297,118 in cash on hand (comprised of $250,138 unrestricted cash and $46,980 clearing deposit).  In comparison, as at September 30, 2002 we had cash on hand of $196,048 (comprised of $49,559 unrestricted cash, $36,980 clearing deposit and $109,509 restricted cash). The unrestricted cash is available for general working capital purposes while the clearing deposit is held by the trade clearing house. Restricted cash was a deposit held by the leasing company for leased equipment. The leases on the leased equipment ended on June 1, 2003.

For the nine month period ended September 30, 2003, we expended, before depreciation and amortization, approximately $69,000 per month to operate our business.  Areas of significant expenditure include management fees, salaries and benefits, rent and office costs.

On August 25, 2003, SEG received a $100,000 loan, which bears interest at a rate of 12% per annum payable monthly and matures on August 31, 2004. A conversion feature was added on October 20, 2003 which allows the loan amount to be converted into shares of SEG at a price of $0.30 per share, and upon conversion of the loan the holder will receive share purchase warrants entitling the holder to purchase shares of SEG at a price of $0.40 per share for a two year period. SEG may repay the loan during the term of the loan with a penalty equivalent to three months of interest.

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

To achieve our goals and objectives for the next twelve months, we plan to raise additional capital through private placements of our equity securities, proceeds received from the exercise of outstanding options, continued financing from our majority shareholder, Capital Alliance Group Inc., and, if available on satisfactory terms, debt financing.

We plan to use any additional funds that we might be successful in raising for marketing and advertising of SE Global Trade, as well as for strategic acquisition of existing businesses that complement our market niche, and general working capital purposes.

We plan to raise debt and/or equity capital on a private placement basis to finance the operating and capital requirements of our company, assuming that we are able to do so on acceptable terms. If we are able to raise $1 million during the twelve month period ending September 30, 2004 - which cannot be assured, having regard to factors outside our control such as market conditions - we anticipate that this will provide sufficient funds for corporate overhead, more strategic acquisitions to build our company internationally, and the expansion of our business development and marketing programs. If we are unsuccessful in raising the full $1 million in financing, we intend to seek debt and/or equity financing in smaller amounts on an as needed basis.

If we are unsuccessful in raising any of the planned debt or equity financing, our ability to seek and consummate strategic acquisitions to build our company internationally, and to expand of our business development and marketing programs could be adversely affected. However, we expect that we will have sufficient funds to meet our corporate overhead and ongoing operational expenses during the next twelve months assuming that revenues in our wholly-owned subsidiary, Global-American Investments Inc., continue to grow at the rate of 5% per month with the addition of new accounts, and assuming that we continue to control our ongoing costs. We anticipate that Global-American Investments, Inc.'s generated cash flow from operations will contribute to our overall cash operating needs in the future. In addition, the cash flow from consulting revenues in SEG's new business activity will greatly enhance the overall cash operating needs of the SEG Group of Companies.

Off-Balance Sheet Arrangement.

As of September 30, 2003, we have had no off-balance sheet arrangements.

Research and Development.

We did not expend any fund towards research and development during the nine month period ended September 30, 2003 and we do not anticipate incurring any significant expenditures on research and development over the next nine months.

Capital Expenditure Commitments.

We did not undertake any capital expenditure commitments during the nine month period ended September 30, 2003, and do not anticipate any significant purchase or sale of equipment over the next nine months.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2002 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test nine months from the date of adoption.  We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

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

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number and Exhibit Title

3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)
3.2	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)
3.3	Certificate of Amendment to Articles of Incorporation, dated April 11, 2001 (incorporated by reference from our Form 10-KSB, filed April 1, 2002)
21.	Subsidiaries (incorporated by reference from our Form 10-KSB, filed April 1, 2003)
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certificate of CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

(b) Reports of Form 8-K.

Form 8-K filed June 23, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SE GLOBAL EQUITIES CORP.
Date: November 14, 2003	/s/ Toby Chu By:_____________________________ Toby Chu , President and CEO/Director
Date: November 14, 2003	/s/ Tim Leong By:_____________________________ Tim Leong, Chief Financial Officer