Form 10KSB
period 2003-12-31
SE GLOBAL EQUITIES CORP
filed 2004-03-31
CIK 1088005

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31,2005
Estimated average burden hours per response: 946.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2002

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [       ] to [      ]

Commission File Number: 000-26347

SE Global Equities Corp.

Exact name of small business issuer as specified in its charter)

Florida (State or Other Jurisdiction incorporation or organization)	91-1930691 (I.R.S. Employer I.D. No.)

P.O. Box 297, 1142 South Diamond Bar Boulevard, Diamond Bar, CA 91765
(Address of principal executive offices)

(604) 871-9909
(Issuer's telephone number)

                                                      N/A
(Former name, former address and former fiscal year, if changed since last report)

■  Securities Registered under Section 12(b) of the Exchange Act:   None

Securities Registered pursuant to Section 12(g) of the Act:   Common Stock, par value $0.01 per share
                                                                                                 (Title of class)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

            Yes No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

             Yes            No

State Registrant's revenues for its most recent fiscal year $2,676,757

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

17,583,740 common shares @ $0.36(1) = $6,330,146

(1) Average of the best bid and asked prices on March 25, 2004

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

             Yes: X   No: ___

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

17,583,740 common shares issued and outstanding as of March 25, 2004

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):

             Yes: ___   No: X

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
Strategic Acquisitions
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

Our Current Business.

SE Global through its subsidiaries and affiliates is a provider of direct access trading software and financial resources for international investors. We have offices in Diamond Bar, California and Vancouver, British Columbia. Our subsidiary, Global-American Investments, Inc., maintains a separate office in Dana Point, California. We are provide our customers with access to our global alliance network of 28 brokerage firms, 24 hours a day, covering 29 stock exchanges spanning five continents.

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

Substantially all of our revenues have consisted of brokerage commissions generated by Global American Investments, Inc. since its acquisition effective August 1, 2001. For the fiscal year ended December 31, 2003, we also generated modest revenues in the form of subscriptions and activation fees in the amount of $9,903.

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

Initially, we have been and continue to concentrate our marketing resources on our relationships with brokerage firms within our international network. Through our company's business development team, our marketing efforts are dedicated to generating agreements with these brokerage firms who will direct clients to SE Global Trade. As this network grows, we anticipate that the brokerage firms will continue to be responsible for the majority of direct marketing costs.

Additionally, we continue to pursue and develop targeted marketing efforts through Internet marketing, targeted advertising, sponsorships, co-branding, trade shows, corporate videos, public relations and the development of collateral marketing materials. Together, these marketing elements are intended to attract software users, build market awareness, educate the investing public and develop brand name recognition

Competition.

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

▪ ▪ ▪ ▪ ▪

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

Research and Development.

Over the past two fiscal years, we have spent no money on research and development activities.

Employees.

We currently have 12 employees. Of the 12 employees, one is the Chief Executive Officer, one is the Chief Financial Officer, two are in business development and marketing, three are in corporate administration, three are in operations, one is in compliance, and one is in technical support. We may add employees and independent consultants if we are successful in completing one or more strategic acquisitions of complementing businesses over the next 12 months.

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

Quarter Ended(1)	High	Low
December 31, 2003	$0.43	$0.21
September 30, 2003	$0.61	$0.22
June 30, 2003	$0.51	$0.15
March 31, 2003	$0.51	$0.16
December 31, 2002	$0.51	$0.19
September 30, 2002	$0.65	$0.25
June 30, 2002	$0.60	$0.21
March 31, 2002	$1.06	$0.30

     (1)  The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 25, 2004, the shareholders' list for our common shares showed 206 registered shareholders and 17,583,740 common shares issued and outstanding.

Dividend Policy.

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

Private Placement.  On July 8, 2003, Capital Alliance Group Inc. agreed to convert $500,000 of debt owed to it by SE Global into 2,777,777 shares of SE Global at a purchase price of $0.18 per share. The shares issued on the settlement of the debt will be considered restricted securities in accordance with the applicable regulatory bodies. This debt settlement was completed in December of 2003. Capital Alliance Group Inc. now owns 14,633,555 shares of SE Global, representing 83.5 percent of the issued and outstanding shares of SE Global.

Stock Options Exercised.  During the year ended December 31, 2003, 70,000 common shares were issued on the exercise of certain stock options.

Stock Options Issued. During the year ended December 31, 2003, 320,000 stock options were granted under the Stock Option Plan.

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

2003 Activities and Developments.  We continue to add new clients to the client base of Global-American Investments Inc. that are prepared to actively trade in the equity markets. In 2003 the total number of new accounts increased by 21%. Also, Global-American Investments Inc.' asset and cash under management increased by 61% during this period. As the amount of asset and cash under management increases, more capital becomes available for stock trading when the equity markets improve. Global-American Investments Inc's trading volume is experiencing increases each month. From December 2002 to December 2003 the total number of stock equity trades increased by 117%. The positive stock market activities and the positive sentiments in the stock markets in the recent months should provide a basis for Global-American Investments Inc. to increase the client base of active direct stock traders even further. It is management's belief that we are well positioned to enjoy significant increases in trading volume and the corresponding revenue stream.

On May 29, 2003, we announced that Global-American Investments Inc. added a new branch office in Florida, USA. The new branch office has its own proprietary stock trading platform as well as its own existing active retail client base which has given Global-American Investments Inc. the ability to rapidly double its current trading volume.

On July 14, 2003, we signed a letter of intent with a Canadian based firm, SE Global Securities Corp. ("SEG Canada"), to expand SEG's trading, financial and consulting services to institutional and retail clients in Canada. SEG Canada will have the exclusive rights, through a licensing arrangement with SEG, to use SEG's trademark and financial products and services in Canada. SEG Canada is currently in the process of obtaining a securities license with the provincial regulatory bodies in Canada. SEG Canada will provide Canadian investors and stock traders with cost effective and sophisticated tools to trade on major U.S. stock markets.

On July 21, 2003, we entered into a non-binding letter of intent to acquire a broker-dealer based in New York. The broker-dealer has over US$80 million of client assets under management, and reported annual revenues of US$8.5 million in 2002. This transaction is subject to other material conditions present, due diligence results and final negotiation of financial and other terms to be contained in a contract that will supersede the letter of intent. By acquiring the New York based broker-dealer, we will be in a position to negotiate lower clearing costs and receive larger volume discounts as well as creating many revenue opportunities within our group of related companies.

In September 2003, we launched a Chinese language order routing platform for US securities. This platform provides international investors the ability to transact both equity orders and option orders on major US stock exchanges. We have been providing a Japanese trading platform for the past few years, and with the addition of the Chinese trading platform, we have positioned ourselves to gain a large market share of Asians wishing to invest and transact in US securities in their native language.

Results of Operations.

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

Revenue.

Total revenue for the fiscal year ended December 31, 2003 was $2,676,757 compared to revenues of $2,469,560 for the fiscal year ended December 31, 2002, an increase of 8%. The majority of our revenue for 2003 was derived from online direct access trading services and other related services provided through our subsidiary Global-American Investments, Inc. Revenue from online direct access trading services and other related services totalled $2,367,205 for the fiscal period ended December 30, 2003 compared to $2,469,560 for the fiscal period ended December 30, 2002. The majority of our revenue in 2002 from online direct access trading services was derived from retail clients whereas in 2003 the revenue from online direct access trading services was derived from a combination of wholesale (ie. institutional) and retail clients. During 2003 the wholesale client base was more active than the retail client base.

Global-American Investments, Inc. continues to add new clients to its client base that are prepared to actively trade in the equity markets. From December 31, 2002 to December 31, 2003 the total number of new accounts increased by 21%. Also, Global-American Investments, Inc.'s asset and cash under management increased by 61% during this period. As the amount of asset and cash under management increases, more capital becomes available for stock trading when the equity markets improve. Global-American Investments, Inc.'s trading volume is experiencing increases each month. From December 31, 2002 to December 31, 2003 the total number of stock equity trades increased by 117%. The positive stock market activities and the positive sentiments in the stock markets in the recent months should provide a basis for us to increase the client base of active direct stock traders even further, and thus increase our revenue accordingly.

We also generated $309,552 in consulting fees during the fiscal period ended December 31, 2003. This consulting fee revenue is a new source of business activity for SE Global and is derived from consulting services provided to Asian companies that are interested in listing their companies on a North American stock exchange. The consulting fee revenue of $309,552 represents the net consulting fees earned for the fiscal period ended December 31, 2003.

Our direct costs, consisting of trade clearing charges and quotation costs, were $1,720,578 for the fiscal ended December 31, 2003, compared to $1,275,270 for the fiscal year ended December 31, 2002. The increase in direct costs for the fiscal period ended December 31, 2003 was a result of incurring more costs to serve the wholesale client base. Commissions were paid to licensed brokers that assisted in generating the online direct access trading revenues from the wholesale clients.

Expenses.  Total expenses decreased by $577,961, from $1,405,546 for the fiscal year ended December 31, 2002 to $827,585 for the fiscal year ended December 31, 2003, a decrease of 41%. Total expenses for the fiscal period ended December 31, 2002 included a non-cash stock compensation expense recovery of $300,800. If this $300,800 non-cash expense recovery was not included in the December 31, 2002 total expense figure then the total expenses would have been $1,706,346 for the fiscal period ended December 31, 2002 compared to $827,585 for the fiscal period ended December 31, 2003, a decrease of 51%. This substantial decrease in expenditures was a direct result of our cost control program that was initiated during the year. We spent funds carefully on categories such as marketing and advertising that we felt would generate a direct benefit to the Company.

Management fees and salaries increased marginally by $10,083, or 2%, from $498,165 for the fiscal year ended December 31, 2002 to $508,248 for the fiscal year ended December 31, 2003. General and administrative costs for the fiscal year ended December 31, 2003 was $243,013 compared to $1,041,275 for the fiscal year ended December 31, 2002, a decrease of $798,262, of 77%. Professional fees for the fiscal year ended December 31, 2003 was $73,871 compared to $137,467 for the fiscal year ended December 31, 2002, a decrease of $63,596, or 46%. As a reflection of our cost cutting and cost control program the majority of the expenses decreased during the year.

We generated an operating profit of $128,594 for the fiscal year ended December 31, 2003 compared to an operating loss of $211,256 for the fiscal year ended December 31, 2002. The operating loss for the fiscal year ended December 31, 2002 included a non-cash stock compensation expense recovery of $300,800. If this $300,800 non-cash expense recovery was not included in the December 31, 2002 operating loss then the operating loss would have been $512,056 for the fiscal year ended December 31, 2002 compared to an operating profit of $128,594 for the fiscal year ended December 31, 2003.

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

Stock-Based Compensation Expense Recovery.

No non-cash stock compensation expense recovery was realized for the fiscal period ended December 31, 2003. We realized a non-cash stock compensation expense recovery of $300,800 for the fiscal year ended December 31, 2002. This non-cash stock-based compensation expense recovery was a result of SE Global's stock options that were subject to Variable Accounting as a reflection of the decreased market value of SE Global's share price during fiscal 2002. Note 5 of the December 31, 2003 and 2002 audited consolidated financial statements explains in detail the Variable Accounting of the SE Global stock options.

Liquidity and Capital Resources.

As at December 31, 2003, we had $324,871 in cash on hand (comprised of $267,891 unrestricted cash and $56,980 clearing deposit). In comparison, as at December 31, 2002 we had cash on hand of $153,123(comprised of $35,413 unrestricted cash, $36,980 clearing deposit and $80,730 restricted cash) The unrestricted cash is available for general working capital purposes while the clearing deposit is held by the trade clearing house and restricted cash is deposit held by the leasing company for leased equipment. The leases on the leased equipment ended on June 1, 2003.

For the year ended December 31, 2003, we expended, before depreciation and amortization, approximately $69,000 per month to operate our business. Areas of significant expenditure include management fees, salaries and benefits, rent and office costs.

On August 25, 2003, we received a $100,000 loan, which bears interest at a rate of 12% per annum payable monthly and matures on August 31, 2004. A conversion feature was added on October 20, 2003 which allows the loan amount to be converted into shares of SE Global at a price of $0.30 per share, and upon conversion of the loan the holder will receive share purchase warrants entitling the holder to purchase shares of SE Global at a price of $0.40 per share for a two year period. We may repay the loan during the term of the loan with a penalty equivalent to three months of interest. An agent's fee in the amount of $8,000 was paid in connection with this financing.

On July 8, 2003, Capital Alliance Group Inc. agreed to convert $500,000 of debt owed to it by SE Global into 2,777,777 shares of SE Global at a purchase price of $0.18 per share. The shares issued on the settlement of the debt will be considered restricted securities in accordance with the applicable regulatory bodies. This debt settlement was completed in December of 2003. Capital Alliance Group Inc. now owns 14,502,635 shares of SE Global, representing 82% of the issued and outstanding shares of SE Global.

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

We plan to raise debt and/or equity capital on a private placement basis to finance the operating and capital requirements of our company, assuming that we are able to do so on acceptable terms. If we are able to raise $1 million during the 12 month period ending December 31, 2004 - which cannot be assured, having regard to factors outside our control such as market conditions - we anticipate that this will provide sufficient funds for corporate overhead, more strategic acquisitions to build our company internationally, and the expansion of our business development and marketing programs. If we are unsuccessful in raising the full $1 million in financing, we intend to seek debt and/or equity financing in smaller amounts on an as needed basis.

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

Off-Balance Sheet Arrangement.

As of December 31, 2003, we have had no off-balance sheet arrangements.

Research and Development.

We do not anticipate incurring any significant expenditures on research and development over the 12 months ending December 31, 2004.

Capital Expenditure Commitments.

We do not anticipate any significant purchase or sale of equipment over the 12 months ending December 31, 2004.

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

      ▪  Auditor's Report dated January 27, 2004;
      ▪  Consolidated Balance Sheets as at December 31, 2003 and December 31, 2002;
      ▪  Consolidated Statements of Operations for the year ended December 31, 2003 and for the year ended December 31, 2002;
      ▪  Consolidated Statement of Stockholders' Equity for the year ended December 31, 2003 and for the year ended December 31, 2002
      ▪  Consolidated Statements of Cash Flows for the year ended December 31, 2003 and for the year ended December 31, 2002; and
      ▪  Notes to Consolidated Financial Statements.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

We have had no change in, or disagreements with, our principal independent accountant during our past two fiscal years.

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

Name	Age	Position with the Company	Date Position First Held
Hong-Yip Yow	31	President, Chief Operating Officer and Director	Jan. 6, 2004
Toby Chu	43	Chief Executive Officer, Chairman and Director	Feb. 20, 2001
Tim Leong	41	Chief Financial Officer, Secretary and Treasurer	Feb. 21, 2001
Prithep Sosothikul	45	Director	Feb. 21, 2001
G. David Richardson	52	Director	Feb. 21, 2001
Ken Lee(1)	38	Director	Feb. 21, 2001
Sukanya Prachuabmoh	52	Director	Feb. 21, 2001
Mark Lee(2)	33	President of SE Global Capital, Inc.	Feb. 21, 2001
Cedric M. Swirsky	44	President and Secretary of Global-American Investments Inc.	Nov. 6, 1998
Note:
(1)	Mr. Ken Lee resigned from the Board of Directors on February 27, 2004. His letter of resignation was received by SE Global on March 18, 2004.
(2)	Mr. Mark Lee resigned from SE Global Capital Inc. on January 1, 2004. His letter of resignation was received by SE Global on January 15, 2004.

The principal occupation and business experience during the last five years for each of our  present directors and executive officers are as follows:

The principal occupation and business experience during the last five years for each of our present directors and executive officers are as follows:

Hong-Lip Yow, President, Chief Operating Officer and Director. Mr. Yow has over seven years of experience in the direct access securities field with a proven track record in early stage high growth companies, distinguished leadership skills and extensive industry-wide contacts. Since joining SE Global as Senior Vice President in 2001, Mr. Yow has contributed greatly to the company's rapid growth. Mr. Yow successfully developed and guided entry strategies for new markets both domestically and internationally, facilitated key corporate initiatives designed to reduce or consolidate expenses, and continues to introduce new firms and clients to the company's order routing platform. Before joining SE Global, Mr. Yow served as a Director of Marketrade.com, a California-based direct access securities firm. During his two-year tenure at Marketrade.com, Mr. Yow was a significant contributor to the company's dramatic growth in both international and domestic markets and played a critical role in reengineering systems as the company went through a successful procedure restructuring. Prior to this, Mr. Yow worked at Bluestone Securities, in both the trading and customer services divisions. Mr. Yow received his Bachelor of Economics degree from the University of California.

Toby Chu, Chief Executive Officer, Chairman and Director. Mr. Toby Chu has been the President, CEO, and a Director of SE Global since it was founded in 1999. Since 1986, Mr. Toby Chu has also been the President, CEO, and Director of Capital Alliance Group Inc, a Canadian listed company, and parent company of SE Global Equities Corp. Mr. Chu also serves on the Board of Directors for 9 other privately and publicly held companies in Canada, United States, Hong Kong, China and Switzerland. Mr. Chu has an extensive experience in business management and administration particularly in the areas of Initial Public Offering, Reverse Take Over, Merger Acquisition, Corporate Finance and Venture Capital.

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

Prithep Sosothikul, Senior Vice President - South Asia and Director. Mr. Sosothikul earned his Bachelor of Science degree in Computer Science at the University of Missouri at Rolla. Mr. Sosothikul is a well-known business executive in Thailand with extensive contacts throughout Southeast Asia's IT industry including Singapore, Cambodia, India, Laos, Malaysia and the Philippines. Mr. Sosothikul completed his studies in the United States and returned to Thailand in 1980. Since his return to Thailand, he has worked for major international corporations such as Loxley Public Co., Ltd., the Seacon Group, Datamat Public Company Ltd., HCL, and Perot Systems of Singapore. For three years, he served as the president and executive director of Datamat Public Company Ltd. of Bangkok, Thailand. During these years, he guided Datamat in its international expansion plan and doubled their annual revenue from $65 million CAD to over $130 million CAD. Among other accomplishments, Mr. Sosothikul was the founder and managing director of Seacon Co. Ltd. He was also responsible for establishing corporate and marketing policies for Seacon Center, the fifth largest shopping center in the world, and the largest in Asia. He is also a Director of various private and public companies in Thailand with total revenue exceeding CDN$150 million dollars.

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

Sukanya Prachuabmoh, Director. Ms. Sukanya Prachuabmoh was appointed to Family Court Judge of Thailand in 1999 by his majesty the King, Rama 9. In addition to her experience in the public service sector, Ms. Prachuabmoh is an established businessperson who has business interest in market sectors ranging from banking, real estate, food, entertainment, and technology. Ms. Prachuabmoh is the Chairperson for Bovis (Thailand) Company Limited, a company specializing in the construction of airports, hospitals, schools, theaters, arenas, and offices. The Bovis Company spans 100 years of history, 36 countries, and six continents. Ms. Prachuabmoh is also Chairperson of the Datamat Public Company Limited, with business focus on computer system integration sales and servicing relating to major system installations. In addition, Ms. Prachuabmoh is a Director of the Rattanakonsin Institute of Technology, a fully accredited institution that focuses on medicine, computer science, engineering, and business management.

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

Family Relationships.

The Chief Executive Officer and the Chief Financial Officer are brother-in-laws.

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

Audit Committee.

As of the date of this Annual Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our board of directors. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the board of directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's independent accountants; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide and open avenue of communication among the independent accountants, management and the board of directors.

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

Code of Ethics.

 We intend to adopt a code of ethics in 2004 that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to post the text of our code of ethics on our website at www.seglobal.com in connection with our "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future. We do not currently have a code of ethics as this is a new regulatory requirement and we are examining the various form and contents of other companies written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for our company.

Item 10.  Executive Compensation .

Summary of Compensation of Executive Officers.

The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three complete fiscal years.  No other officer or director received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compen- sation
		Salary	Bonus	Other Annual Compen- sation	Awards		Payouts
					Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts
Toby Chu President, CEO and Director(1)	2003 2002 2001	Nil Nil 35,500	Nil Nil Nil	Nil Nil Nil	100,000(3) Nil 290,000(4)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Craig Laughlin President(2)	2003 2002 2001	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Notes:
(1)	Mr. Chu was appointed President, Chief Executive Officer and a director of our company on February 20, 2001. Mr. Chu stepped aside as President of SE Global to make room for Mr. Hong-Lip Yow to step into that position. Mr. Chu remains CEO and has been appointed to the position of Chairman.
(2)	Mr. Laughlin resigned as President of our company on February 20, 2001.
(3)	Mr. Chu was granted options to purchase 100,000 common shares in the capital of our company, pursuant to our 2001 Stock Option Plan. The options are exercisable at a price of $0.28 per share and expire on June 12, 2008.
(4)	Mr. Chu was granted options to purchase 290,000 common shares in the capital of our company, pursuant to our 2001 Stock Option Plan. The options are exercisable at a price of $0.57 per share and expire on October 9, 2006.

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

Stock Options/SAR Grants.

The following grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2003 to our named executive officers:

Options Granted to Our Named Executive Officers
in the Year Ended December 31, 2003

Name	Number of Shares of Common Stock Underlying Options Granted	% of Total Options Granted(1)	Exercise or Base Price ($/Share)	Expiration Date
Toby Chu	100,000	31%	$0.28	June 12, 2008

          (1)    The total number of options to purchase common shares granted to employees/consultants/officers/directors during the fiscal year ended
                   December 31, 2003 was 320,000.

Value of the Options Granted in the Year Ended December 31, 2003

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares of Common Stock Underlying Unexercised Options as December 31, 2003 Exercisable / Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2003 Exercisable / Unexercisable(1)
Toby Chu	Nil	Nil	100,000	8,000

       (1)           The closing bid price on December 31, 2003 was $0.36.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Toby Chu	Nil	Nil	Nil	Nil

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

Compensation of Directors.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended December 31, 2003. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

On October 10, 2001, we granted an aggregate of 300,000 options to purchase common shares in the capital of our company to four (4) of our directors and 290,000 options to purchase common shares in the capital of our company to a director who is also an officer of our company. The options are exercisable at a price of $0.57 per share and expire on October 9, 2006.

On June 13, 2003, we granted an aggregate of 120,000 options to purchase common shares in the capital of our company to four (4) of our directors and 100,000 options to purchase common shares in the capital of our company to a director who is also an officer of our company. The options are exercisable at a price of $0.28 per share and expire on June 12, 2008.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan.

The following table provides information as of December 31, 2003, concerning shares of our common stock authorized for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,804,000	$0.51	696,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total:	1,804,000	$0.51	696,000

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as at March 25, 2004, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers.

[Continued on Next Page]

Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Hong-Yip Yow, President, COO and Director P.O. Box 297, 1142 South Diamond Bar Boulevard, Diamond Bar, CA 91765	0	0%
Toby Chu President, CEO and Director 3780 Kilby Court Richmond, BC, Canada V6X 3M9	390,000(2)	2.22%
Tim Leong, Chief Financial Officer, Secretary and Treasurer 3245 E. 17th Avenue Vancouver, BC, Canada V5M 2N9	95,000(3)	0.54%
Prithep Sosothikul, Director 85 Sukumvit Soi-39 Bangkok, Thailand 10110	100,000(4)	0.57%
G. David Richardson, Director 2890 West 47th Avenue Vancouver, BC Canada V6N 3N7	140,000(5)	0.79%
Ken Lee, Director 191 West 20th Avenue Vancouver, BC, Canada V5Y 2C4	140,000(6)	0.79%
Sukanya Prachuabmoh, Director 51/76 Sukhumvit 23 Bangkok, Thailand 10110	40,000(7)	0.23%
Capital Alliance Group Inc. 1200 - 777 West Broadway Vancouver, BC V5Z 4J7	14,502,635(8)	82.48%
Directors and Executive Officers as a Group	15,407,635	87.62%

Notes:
(1)	Based on 17,583,740 shares of common stock issued and outstanding as of March 25, 2004. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2)	Includes 390,000 options to purchase common shares in the capital of our company.
(3)	Includes 95,000 options to purchase common shares in the capital of our company.
(4)	Includes 100,000 options to purchase common shares in the capital of our company.
(5)	Includes 140,000 options to purchase common shares in the capital of our company.
(6)	Includes 140,000 options to purchase common shares in the capital of our company.
(7)	Includes 40,000 options to purchase common shares in the capital of our company.
(8)	Our President and CEO, Toby Chu, is also the President, CEO and a director of Capital Alliance Group Inc.

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

During the year ended December 31, 2003, Capital Alliance Group Inc. received net cash advances from us of $202,340. During the period ended December 31, 2002, Capital Alliance Group Inc. received net cash advances from us of $41,273, and paid or incurred expenses on our behalf of $39,988. The amounts paid or incurred on our behalf by Capital Alliance Group Inc. have been included in determining our net losses for the years ended December 31, 2002 and December 31, 2003, as follows:

	December 31, 2002	December 31, 2003

Consulting	$ -	$ _______
General and administrative	$ 39,988	$ _______

	$ 39,988	$ _______

Amounts due to Capital Alliance Group Inc. are presently non-interest bearing and have no specific terms of repayment.

PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .

Exhibits.

Exhibit Number and Exhibit Title

3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)
3.2	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)
3.3	Certificate of Amendment to Articles of Incorporation, dated April 11, 2001 (incorporated by reference from our Form 10-KSB, filed April 1, 2002)
10	Material Contracts - None for fiscal
21.	Subsidiaries
	-	SE Global Equities Inc.
	-	SE Global Equities Company Ltd.
	-	SE Global Communications (Hong Kong) Ltd.
	-	SE Global Investment Company Limited
	-	SE Globla Capital Inc. (formerly SE Global Direct, Inc.)
	-	Global American Investments, Inc.
31.a	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.b	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.a	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.b	Certificate of CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Reports of Form 8-K.

Date of Report	Date of Event	Item Reported
June 23, 2003	June 18, 2003	Resignation of Mr. Anish Sunderji

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

SE GLOBAL EQUITIES CORP.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 and 2002
(Expressed In United States Dollars)

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENT OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALE MATHESON CARR - HILTON LABOBTE C H A R T E R E D A C C O U N T A N T S	Partnership of: Alvin F. Dale, Ltd. Robert J. Matheson, Inc.	Robert J. Burkart, Inc. Peter J. Donaldson, Inc. Fraser G. Ross, Ltd.	James F. Carr-Hilton, Ltd. R.J. LaBonte, Ltd.
INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of SE Global Equities Corp.

We have audited the consolidated balance sheets of SE Global Equities Corp. as at December 31, 2003 and 2002 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has incurred substantial losses in developing its business.and has a limited history of profitable operations The Company anticipates that additional external funding may be required to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Dale Matheson Carr-Hilton LaBonte"

CHARTERED ACCOUNTANTS

Vancouver, B.C.
January 27, 2004

A MEMBER OF MMGI INTERNATIONAL, A WORLDWIDE NETWORK OF INDEPENDENT ACCOUNTANTS AND BUSINESS ADVISORS
Vancouver Offices:	Suite 1700 - 1140 West Pender Street, Vancouver, B.C., Canada , V6E 4G1 Tel: 604-687-4747 ∙ Fax: 604-687-4216
Suite 610 - 938 Howe Street, Vancouver, B.C., Canada , V6Z 1N9 Tel: 604-682-2778 ∙ Fax: 604-689-2778
Surrey Office:	Suite 303 - 7337 - 137th Street, Surrey, B.C., Canada , V3W 1A4 Tel: 604-572-4586 ∙ Fax: 604-572-4587

SE GLOBAL EQUITIES CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002

ASSETS

CURRENT
Cash	$ 267,8913	$ 35,413
Accounts receivable	78,090	46,694
Prepaid expenses and deposits	13,725	19,513

	359,706	101,620

FIXED ASSETS	-	2,453
DUE FROM RELATED PARTIES (Note 6)	-	28,637
RESTRICTED CASH (Note 3)	-	80,730
CLEARING BROKER DEPOSIT	56.980	36,980

	$ 416,686	$ 250,420

LIABILITIES

CURRENT
Accounts payable	$ 277,627	$ 372,322
Loan Payable (Note 4)	100,000	-
Current portion of capital lease obligation	-	43,333

	377,627	415,655

DUE TO PARENT COMPANY (Note 6)	8,000	682,425

	385,627	1,098,080

CONTINGENCY (Notes 1 and 11)
STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CAPITAL STOCK (Note 5)
Common stock $.01 par value; 100,000,000 shares authorized
17,583,740 (2002 - 14,735,962) shares issued and outstanding	175,837	147,359
ADDITIONAL PAID IN CAPITAL	4,795,709	4,284,287
DEFICIT	(4,940,487)	(5,279,306)

	31,059	(847,660)

	$ 416,686	$ 250,420

The accompanying notes are an integral part of these consolidated financial statements.

SE GLOBAL EQUITIES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31

	2003	2002

REVENUES
Brokerage commissions	$ 2,367,205	$ 2,469,560
Consulting Fees	309,552	-

	2,676,757	2,469,560
Direct costs	1,720,578	1,275,270

	956,179	1,194,290

EXPENSES
Depreciation	2,453	29,439
Consulting -stock based compensation (recovery) (Note 5)	-	(300,800)
General and administrative	243,013	1,041,275
Management fees and salaries	508,248	498,165
Professional fees	73,871	137,467

	827,585	1,405,546

INCOME BEFORE OTHER ITEM	128,594	(211,256)
GAIN ON SALE OF SUBSIDIARY	210,225	-

INCOME (LOSS) BEFORE INCOME TAX	$ 338,819	$ (211,256)

INCOME TAXES
Current	(115,198)	-
Recovery of deferred tax assets	115,198	-

	$ 338,819	$ (211,256)

BASIC NET INCOME (LOSS) PER SHARES	$ 0.02	$ (0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	17,583,740	14,657,655

The accompanying notes are an integral part of these consolidated financial statements.

SE GLOBAL EQUITIES CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Shares
	Number	Amount	Additional Paid in Capital	Common Share Subscriptions	Deficit	Accumulated other comprehensive income (loss)	Total

Balance, December 31, 2001	14,464,962	144,649	4,442,777	67,500	(5,068,050)	$ -	$ (413,124)
Issued for stock options at $0.57 per share	136,000	1,360	76,160				77,520
Issued for cash at $0.50 per share	135,000	1,350	66,150	(67,500)	-	-	-
Stock based compensation recovery	-	-	(300,800)	-	-	-	(300,800)
Net loss for the year	-	-	-	-	(211,256)	-	(211,256)

Balance, December 31, 2002	14,735,962	147,359	4,284,287	-	(5,279,306)	$ -	$ (847,660)
Issued for stock options at $0.57 per share	70,000	700	39,200	-	-	-	39,900
Issued on settlement of advances from CAG	2,777,778	27,778	472,222	-	-	-	500,000
Net income for the year	-	-	-	-	338,819	-	338,819

	17,583,740	$ 175,837	$ 4,795,709	$ -	$ (4,940,487)	$ -	$ (31,059)

The accompanying notes are an integral part of these consolidated financial statements

SE GLOBAL EQUITIES CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31
	2003	2002

		(Notes 1 and 3)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the year	$ (211,256)	$ (231,256)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
- depreciation	2,453	29,439
- stock-based compensation (recovery)	-	(300,800)
- gain on sale of subsidiaries	(210,225)	-
- accounts receivable	(2,759)	56,220
- prepaid expenses	5,788	(19,513)
- accounts payable	123,531	229,770

CASH FROM (USED IN) OPERATING ACTIVITIES	257,607	(236,140)

CASH FLOWS FROM INVESTING ACTIVITIES
- broker deposit	(20,000)	-

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(20,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
- restricted cash	80,730	115,116
- loan advances	100,000	-
- capital lease obligation repayments	(43,333)	(104,199)
- advances (to) from parent company and related parties	(682,425)	21,767
- issue of common shares	539,899	77,520

CASH FROM (USED IN) FINANCING ACTIVITIES	(5,129)	110,204

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	232,478	(125,936)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	35,43	161,349

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 267,891	$ 35,413

               Supplemental cash flow information: Refer to Notes 5 and 9.

The accompanying notes are an integral part of these consolidated financial statements.

SE GLOBAL EQUITIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 1 -NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company offers a software platform that provides electronic low cost order routing of U.S. securities through a licensed U.S. securities broker-dealer to investors throughout most of the world. All order routing and support services are provided by the individual alliance broker in compliance with local regulatory requirements. Global-American Investments, Inc. ("GAI"), a subsidiary of SE Global Equities Corp., is a U.S. licensed securities broker-dealer. GAI provides a wide range of brokerage services in the United States.

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of its assets is dependent upon the ability of the Company to maintain profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. To date, the Company has incurred losses since inception totaling $4,940,487, had a working capital deficit of $25,921 at December 31, 2003 and has a limited history of profitable operations.

There can be no assurance that capital will be available as necessary to meet the Company's working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company's limited profitable operating history, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which include SE Global Capital, Inc. (originally incorporated as SE Global Direct, Inc.), a company incorporated on May 11, 2001 in the State of California and SE Global Equities Inc., and GAI. The Company also has one subsidiary, SE Global Investment Company Limited, which is inactive and has no assets, liabilities or operations. On May 30, 2003 the Company sold its interest in two of its non-operating subsidiaries, SE Global Equities Company Limited and SE Global Communications (Hong Kong) Limited, to arms-length parties for nominal consideration (see Note 7). All significant intercompany balances and transactions have been eliminated on consolidation.

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

SE GLOBAL EQUITIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Foreign currency transactions

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", since the functional currency of the Company is U.S. dollars, the foreign currency financial statements of the Company's subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders' equity accounts and capital asset accounts are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the consolidated income statement.

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

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

SE GLOBAL EQUITIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 5:

		December 31, 2003	December 31, 2002

Net income (loss) for the year	As reported	$ 338,819	$ (211,256)
SFAS 123 compensation expense	Pro-forma	(76,800)	-

Net income (loss) for the year	Pro-forma	$ 262,019	$ (211,256)

Pro-forma basic net income (loss) per share	Pro-forma	$ 0.02	$ (0.01)

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

Comprehensive income is defined as the change in equity from transactions, events and circumstances, other than those resulting from investments by owners and distributions to owners. Comprehensive income to date consists only of the unrealized gains and losses resulting from translation of the foreign currency financial statements of certain of the Company's subsidiaries. As at December 31, 2003 all such gains and losses have been realized.

Recent accounting pronouncements

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 has not had any impact on the Company's financial position or results of operations.

SE GLOBAL EQUITIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 has not had any impact on the Company's financial position or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively fequired amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149, as required, on July 1, 2003 with no material impact on its financial statements.

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 does not affect the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 will not have a material effect on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). Fin 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 will not have a material effect on the Company's financial statements.

SE GLOBAL EQUITIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 3 - CAPITAL LEASE OBLIGATION

SEGHK entered into a Master Lease Agreement with GE Capital (Hong Kong) Limited dated June 30, 2000. Under the terms of the agreement, GE Capital agreed to finance the acquisition of computer equipment and software for $293,694. As security for the lease agreement GE Capital required that the Company deposit $300,000 with GE Capital, which renewed every three months and earned interest at approximately 5% per annum. These funds remained on deposit until the expiration of the lease, June 1, 2003. During the year ended December 31, 2003 the balance of funds on deposit were drawn down to make the monthly lease payments, and $33,357 was returned to the Company at the end of the lease.

NOTE 4 - LOAN PAYABLE

The $100,000 loan was received on August 25, 2003, bears interest at a rate of 12% per annum, payable monthly, and matures on August 31, 2004. A conversion feature was added on October 20, 2003 which allows the loan amount to be converted into shares of the Company at a price of $0.30 per share. Upon conversion of the loan the holder will also receive share purchase warrants entitling the holder to purchase 333,333 shares of the Company at a price of $0.40 per share for a two year period. The Company may repay the loan during the term of the loan with a penalty equivalent to three months of interest. An agent's fee of $8,000 was paid on the loan.

NOTE 5 - CAPITAL STOCK

On July 8, 2003, the Company issued 2,777,778 shares of its capital stock in settlement of $500,000 of debt owed to its parent company Capital Alliance Group Ltd.("CAG").

October 2001 Stock Option Plan

Effective October 10, 2001, the Company adopted The 2001 Stock Option Plan (the "2001 Plan") allowing for the awarding of options to acquire shares of the Company's common stock. The 2001 Plan allows for Non-qualified Stock Options to be awarded to employees, officers, directors and consultants of the Company and for Incentive Stock Options to be awarded to employees of the Company. The maximum number of options issuable under this plan cannot exceed 2,500,000 of which a maximum of 700,000 can be Incentive options. The incentive options must be granted at a minimum of market value of the Company's common stock and for a term not to exceed 5 years. Unless otherwise determined, the Incentive options will vest to the holder as follows: 30% six months following the award date, 40% twelve months following the award date and 30% eighteen months following the award date. The non-qualified options vest immediately, must be granted at a minimum of 85% of the market value of the Company's common stock and for a term not to exceed 10 years. In January 2004 the Company adopted a new Stock Option Plan (See Note 10.)

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

During the period ended March 31, 2002 the Company recognized a recovery of $300,800 in connection with the 940,000 options subject to variable accounting resulting from a decline in the market value of the Company's common stock. During the year ended December 31, 2003, 150,000 of the stock options that are subject to variable accounting expired.

SE GLOBAL EQUITIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 5 - CAPITAL STOCK (cont'd)

On June 13, 2003 a total of 320,000 stock options were granted to employees, officers and directors at an exercise price of $0.28, exercisable for a term of five years. The fair value of these stock options was estimated at grant date using the Black-Scholes option-pricing model applying the market value per share and the risk-free interest rate in effect at the grant date of 3%, 193.60% volatility and an expected life of six years (see Note 2).

The following table summarizes the Company's stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2001	2,070,000	$ 0.57	4.78 years
Exercised	(136,000)	0.57
Expired/cancelled/granted	-	-

Balance, December 31, 2002	1,934,000	$ 0.57	3.78 years
Exercised	(70,000)	0.57
Expired/cancelled/granted	(380,000)	0.57
Granted	320,000	0.28

Balance, December 31, 2003	1,804,000	$ 0.51	3.14 years

NOTE 6 - RELATED PARTY TRANSACTIONS

Included in accounts payable are unpaid management fees of $43,000 owing to a Director of the Company. These amounts are non-interest bearing and have no stated terms of repayment.

During the year ended December 31, 2003 CAG received net cash advances from the Company of $202,340 (2002 - $41,273), and CAG paid or incurred expenses on behalf of the Company of $39,988 in 2002. During the year ended December 31, 2003 CAG converted $500,000 of inter-corporate debt into 2,777,778 shares of the Company at $0.18 per share (see Note 6). As at December 31, 2003 $Nil was owing from the Company to CAG (December 31, 2002 - $682,425 was owing from the Company to CAG).

During the year ended December 31, 2003 the Company incurred management and consulting fees to Directors of the Company in the amount of $148,329 (2002 - $147,795).

NOTE 7 - GAIN ON SALE OF SUBSIDIARIES

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

SE GLOBAL EQUITIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 8 - INCOME TAXES

A reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	December 31, 2003	December 31, 2002

Federal Income Tax Rate	34.0%	34.0%
Effect of valuation allowance	(34.0%)	(34.0%)

Effective Income Tax Rate	-	-

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

	Year ended December 31, 2003	Year ended December 21, 2002

Income (loss) before income taxes	$ 338,819	$ (211,256)

Current income taxes (recovery)	$ 115,198	$ (71,827)
Non-cash management fees	-	(102,272)
Unrecognized (recognized) benefits of non-capital losses	(115,198)	174,099

Total current income taxes (recovery)	$ -	$ -

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	2003	2002

Future income tax assets:
Operating losses available for future periods	$31,000	$500,000

	31,000	500,000
Valuation allowance	(31,000)	(500,000)

Net future income tax asset (liability)	$ -	$ -

The Company has incurred operating losses of approximately $31,000 which, if unutilized, will expire through 2022. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited profitable operating history. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The Company has not recorded a tax provision for the current period as sufficient tax loss carryforwards are available to offset any income which may be subject to income taxes.

NOTE 9 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Year ended December 31, 2003	Year ended December 31, 2002

Cash paid during the period for:
Interest	$ -	$ -
Income taxes	-	-

On July 8, 2003, the Company issued 2,777,778 shares of its capital stock in settlement of $500,000 of debt owed by it to CAG.

SE GLOBAL EQUITIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 10 - SUBSEQUENT EVENTS

January 2004 Stock Option Plan

Effective January 22, 2004, the Company adopted the 2004 Stock Option Plan (the "2004 Plan") allowing for the awarding of options to acquire shares of the Company's common stock. The 2004 Plan allows for Non-qualified Stock Options to be awarded to employees, officers, directors and consultants of the Company and for Incentive Stock Options to be awarded to employees of the Company. The maximum number of options issuable under this plan cannot exceed 2,500,000 of which a maximum of 700,000 can be Incentive options. The incentive options must be granted at a minimum of market value of the Company's common stock and for a term not to exceed 5 years. Unless otherwise determined, the Incentive options will vest to the holder as follows: 30% six months following the award date, 40% twelve months following the award date and 30% eighteen months following the award date. The non-qualified options vest immediately, must be granted at a minimum of 85% of the market value of the Company's common stock and for a term not to exceed 10 years.

NOTE 11 - PROPOSED ACQUISITION

On July 14, 2003, the Company entered into a non-binding letter of intent to acquire a broker-dealer based in New York. This transaction is subject to other material conditions precedent, due diligence results and final negotiation of financial and other terms to be contained in a contract that will supercede the letter of intent. The terms of acquisition as contemplated in the letter of intent will require the Company to pay $400,000 and issue a sufficient number of shares of the Company's common stock representing an estimated fair value of $800,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SE GLOBAL EQUITIES CORP.

/s/ Hong-Lip Yow

By: _____________________________
Mr. Hong-Lip Yow, President and COO
Date: March 29, 2004

By: _____________________________
Mr. Toby Chu, CEO, Chairman & Director
Date: March 29, 2004

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hong-Lip Yow By: _____________________________ Mr. Hong-Lip Yow, President and COO Date: March 29, 2004	/s/ Prithep Sosothikul By: _____________________________ Prithep Sosothikul Date: March 29, 2004
/s/ Toby Chu By: _____________________________ Mr. Toby Chu, CEO, Chairman & Director Date: March 29, 2004	/s/G. David Richardson By: _____________________________ G. David Richardson Date: March 29, 2004
/s/ Tim Leong By: _____________________________ Tim Leong, Chief Financial Officer Date: March 29, 2004	/s/ Sukanya Prachuabmoh By: _____________________________ Sukanya Prachuabmoh Date: March 29, 2004