Form 10QSB
period 2004-03-31
SE GLOBAL EQUITIES CORP
filed 2004-05-17
CIK 1088005

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated average burden hours per response: 182.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly three month period ended: March 31, 2004

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

17,583,740 common shares issued and outstanding as of May 14, 2004

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements of SE Global for the three months ended March 31, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SE GLOBAL EQUITIES CORP.

INTERIM CONSOLIDATED Financial Statements

MARCH 31, 2004

(Unaudited)

CONSOLIDATED Balance Sheets

INTERIM CONSOLIDATED Statements of Operations

INTERIM CONSOLIDATED Statements of Cash Flows

Notes to INTERIM CONSOLIDATED Financial Statements

SE GLOBAL EQUITIES CORP.

CONSOLIDATED BALANCE SHEETS
	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS

CURRENT
Cash and short-term investments	$ 153,069	$ 267,891
Accounts receivable	69,735	78,090
Prepaid expenses and deposits	10,725	13,725

	233,529	359,706

DUE FROM PARENT COMPANY (Note 5)	41,959	67,000
FIXED ASSETS	4,037	-
CLEARING BROKER DEPOSIT	56,980	56,980

	$ 336,505	$ 483,686

LIABILITIES

CURRENT
Accounts payable	$ 194,601	$ 352,627
Loan payable (Note 3)	100,000	100,000

	294,601	452,627

CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 4)
Common stock $.01 par value; 100,000,000 shares authorized
17,583,740 (2003 - 17,583,740) shares issued and outstanding	175,837	175,837
ADDITIONAL PAID IN CAPITAL	4,859,709	4,795,709
DEFICIT	(4,993,642)	(4,940,487)

	41,904	31,059

	$ 336,505	$ 483,686

The accompanying notes are an integral part of these interim consolidated financial statements.

SE GLOBAL EQUITIES CORP.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months ended March 31, 2004	Three Months ended March 31, 2003

REVENUES
Brokerage commissions	$ 665,218	$ 511,224
Direct costs	540,737	405,773

	124,481	105,451
Other income	60,470	55,000

	184,951	160,451

EXPENSES
Depreciation	-	2,453
Consulting - stock based compensation (Note 4)	64,000	-
General and administrative	55,144	48,447
Management fees and salaries	100,502	151,260
Professional fees	18,460	10,327

	235,106	212,487

NET INCOME (LOSS) FOR THE PERIOD	$ (53,155)	$ (52,036)

BASIC NET INCOME (LOSS) PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	17,583,740	14,735,962

The accompanying notes are an integral part of these interim consolidated financial statements.

SE GLOBAL EQUITIES CORP.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31, 2004	Three Months ended March 31, 2003
Cash flows from operating activities
Net loss for the period	$ (53,155)	$ (52,036)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation and amortization	-	2,453
- stock based compensation	64,000	-
- accounts receivable	8,355	61,892
- prepaid expenses	3,000	5,561
- accounts payable	(158,026)	(3,765)

CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES	(135,826)	14,105

CASH FLOWS FROM INVESTING ACTIVITIES
- fixed assets	(4,037)	-

CASH FLOWS USED IN INVESTING ACTIVITIES	(4,037)	-

CASH FLOWS FROM FINANCING ACTIVITIES
- restricted cash	-	28,779
- lease obligation repayments	-	(27,855)
- advances from (to) parent company	25,041	(18,710)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	25,041	(17,786)

DECREASE IN CASH AND CASH EQUIVALENTS	(114,822)	(3,681)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	267,891	35,413

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 153,069	$ 31,732

SUPPLEMENTAL CASH FLOW INORMATION: Refer to Notes 4 and 5.

The accompanying notes are an integral part of these interim consolidated financial statements.

SE GLOBAL EQUITIES CORP.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

NOTE 1 -  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of its assets is dependent upon the ability of the Company to maintain profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. To date, the Company has incurred losses since inception totaling $4,993,642, had a working capital deficit of $61,072 at March 31, 2004 and has a limited history of profitable operations.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which include SE Global Capital, Inc. (originally incorporated as SE Global Direct, Inc.), a company incorporated on May 11, 2001 in the State of California, SE Global Equities Inc., and GAI. The Company also has one subsidiary, SE Global Investment Company Limited, which is inactive and has no assets, liabilities or operations. On May 30, 2003 the Company sold its interest in two of its non-operating subsidiaries, SE Global Equities Company Limited and SE Global Communications (Hong Kong) Limited, to arms-length parties for nominal consideration. All significant intercompany balances and transactions have been eliminated on consolidation.

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

Financial instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable and payable and loans payable. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of the instruments.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 4:
		March 31, 2004	March 31, 2003

Net loss for the period	As reported	$ (53,155)	$ (52,036)
SFAS 123 compensation expense	Pro-forma	(80,000)	-

Net loss for the period	Pro-forma	$ (133,155)	$ (52,036)

Pro-forma basic net loss per share	Pro-forma	$ (0.01)	$ (0.00)

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

NOTE 3 - LOAN PAYABLE

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

As at March 31, 2004 $3,000 of accrued and unpaid interest is included in accounts payable.

NOTE 4 - CAPITAL STOCK

On July 8, 2003, the Company issued 2,777,778 shares of its capital stock in settlement of $500,000 of debt owed to its parent company Capital Alliance Group Ltd. ("CAG").

October 2001 Stock Option Plan

Effective October 10, 2001, the Company adopted The 2001 Stock Option Plan (the "2001 Plan") allowing for the awarding of options to acquire shares of the Company's common stock. The 2001 Plan allows for Non-qualified Stock Options to be awarded to employees, officers, directors and consultants of the Company and for Incentive Stock Options to be awarded to employees of the Company. The maximum number of options issuable under this plan cannot exceed 2,500,000 of which a maximum of 700,000 can be Incentive options. The incentive options must be granted at a minimum of market value of the Company's common stock and for a term not to exceed 5 years. Unless otherwise determined, the Incentive options will vest to the holder as follows: 30% six months following the award date, 40% twelve months following the award date and 30% eighteen months following the award date. The non-qualified options vest immediately, must be granted at a minimum of 85% of the market value of the Company's common stock and for a term not to exceed 10 years. In January 2004 the Company adopted a new Stock Option Plan.

Effective October 10, 2001 the Company awarded a total of 2,150,000 non-qualified options at a price of $0.57 under the 2001 Plan to certain employees, officers, directors and consultants of the Company and certain of its subsidiaries. Of these options, 940,000 were deemed to be a modification of options granted under the original Plan and as such are subject to variable accounting in accordance with the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"). During the year ended December 31, 2003, 150,000 of the stock options that are subject to variable accounting expired leaving 790,000 stock options subject to variable accounting. No compensation expense relating to these stock options was recorded during the period ended March 31, 2004 as the market price of the Company's shares of common stock is less than the exercise price of these stock options.

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

Effective February 2, 2004 the Company filed a Form S-8 registering a total of 3,000,000 shares of the Company's common stock in connection with the Company's 2004 Plan.

NOTE 4 - CAPITAL STOCK (cont'd)

On January 26, 2004 a total of 200,000 non-qualified stock options were granted to consultants at an exercise price of $0.33, exercisable for a term of five years and a total of 250,000 non-qualified stock options were granted to employees, officers and directors, exercisable for a term of five years. The fair value of these stock options was estimated at grant date using the Black-Scholes option-pricing model applying the market value per share and the risk-free interest rate in effect at the grant date of 2%, 213% volatility and an expected life of five years resulting in a consulting expense of $64,000 and a pro forma expense of $80,000 as disclosed in Note 2.

The following table summarizes the Company's stock option activity:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2002	1,934,000	$ 0.57	3.78 years
Exercised	(70,000)	0.57
Expired/cancelled/granted	(380,000)	0.57
Granted	320,000	0.28

Balance, December 31, 2003	1,804,000	$ 0.52	3.07 years
Granted	450,000	0.33

Balance, March 31, 2004	2,254,000	$ 0.48	3.22 years

NOTE 5 - RELATED PARTY TRANSACTIONS

Included in accounts payable are unpaid management fees of $43,000 owing to a Director of the Company.

During the period ended March 31, 2004 the Company received net cash advances from CAG of $25,041 (2003 - $18,170 net cash advances to CAG). During the year ended December 31, 2003 CAG converted $500,000 of inter-corporate debt into 2,777,778 shares of the Company at $0.18 per share (see Note 4). As at March 31, 2004 $41,959 was owed to the Company from CAG (December 31, 2003 - $67,000).

During the period ended March 31, 2004 the Company incurred management and consulting fees to Directors and Officers of the Company in the amount of $29,900 (2003 - $30,413).

Amounts due to and from related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 6 - INCOME TAXES

The Company and its subsidiaries have combined tax losses carried forward, which may be available to reduce future year's taxable income, that result in deferred tax assets. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE 7 - SUBSEQUENT EVENTS

On April 12, 2004, the Company entered into a non-binding letter of intent to acquire a broker-dealer based in San Francisco. This transaction is subject to material conditions precedent, due diligence results and final negotiation of financial and other terms to be contained in a contract that will supercede the letter of intent. The terms of acquisition as contemplated in the letter of intent will require the Company to issue approximately 130,000 shares of the Company's common stock to acquire 60% of the broker-dealer.

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

The following comparisons of our financial results for the three month period ended March 31, 2004 and March 31, 2003.

Results of Operations.

Three month period ended March 31, 2003 compared to three month period ended March 31, 2002

Revenue.  Total revenue for the three month period ended March 31, 2004 was $665,218 compared to revenues of $511,224, for the three month period ended March 31, 2003, an increase of 30%. All of our revenue for the three month period ended March 31, 2004, was derived from online direct access trading services provided through our subsidiary Global-American Investments, Inc.

During the three month period ended, March 31, 2004, we increased the client base of active direct stock traders that thrive in such volatile markets. We continue to add new clients to the Global-American Investments, Inc. client base that are prepared to actively trade in the equity markets, especially since the equity markets have improved and continue to improve. From March of 2003 to March 31, 2004 the total number of new accounts increased by 20%. Also, Global-American Investments, Inc.'s asset and cash under management increased by 48% during this period. As the amount of asset and cash under management increases, more capital becomes available for stock trading when the equity markets improve. Global-American Investments, Inc.'s trading volume is experiencing increases each month. From March 31, 2003 to March 31, 2004, the total number of stock equity trades increased by 179%. The positive stock market activities and the positive sentiments in the stock markets in the recent months should provide a basis for us to increase the client base of active direct stock traders even further, and thus increase our revenue accordingly.

Our direct costs, consisting of trade clearing charges, quotation costs and commissions, were $540,737 for the three month period ended March 31, 2004, compared to $405,773 for the three month period ended March 31, 2003. The increase in direct costs for the three month period ended March 31, 2004 was a result of incurring more costs to serve the wholesale client base. Commissions were paid to licensed brokers that assisted in generating the online direct access trading revenues from the wholesale clients.

We had other income of $60,470 for the three month period ended March 31, 2004 compared to $55,000 for the three month period ended March 31, 2003. Other income during the three months ended March 31, 2004 was comprised of forfeited deposits from certain consulting contracts, while other income during the three months ended March 31, 2003 was comprised of consulting fees.

Our ability to achieve profitability in the future will depend upon our ability to expand our brand awareness and client base, increase our global market presence and reduce our operating costs. In order to achieve these goals, we will need to increase spending on marketing and enhance our cost control program.

Expenses.   Total expenses increased from $212,487 for the three month period ended March 31, 2003 to $235,106 for the three month period ended March 31, 2004, an increase of 10%. Included in total expenses was a non-cash stock-based compensation expense of $64,000 which accounted for the majority of the increase in expenses. during the three month period ended March 31, 2004.

Management fees and salaries for the three month period ended March 31, 2004 was $100,502, compared to $151,260 for the three month period ended March 31, 2003, a decrease of 34%. General and administrative costs for the three month period ended March 31, 2004 were $55,144, compared to $48,447 for the three month period ended March 31, 2003, an increase of 14%. Professional fees for the three month period ended March 31, 2004 was $18,460 compared to $10,327 for the three month period ended March 31, 2003, an increase of 79%.

We generated a net loss of $53,155 for the three month period ended March 31, 2004 compared to a net loss of $52,036 for the three month period ended March 31, 2003. Of the $53,155 net loss for the three month period ended March 31, 2004, $64,000 was attributable to the non-cash stock-based compensation charge against income.

Stock-Based Compensation Expense.

A $64,000 non-cash stock-based compensation expense was realized for the three month period ended March 31, 2004. No non-cash stock-based compensation expense was incurred for the three month period ended March 31, 2003.

Liquidity and Capital Resources.

As at March 31, 2004, we had $210,049 in cash on hand (comprised of $153,069 unrestricted cash and $56,980 clearing deposit).  In comparison, as at March 31, 2003 we had cash on hand of $120,663 (comprised of $31,732 unrestricted cash, $36,980 clearing deposit and $51,951 restricted cash). The unrestricted cash is available for general working capital purposes while the clearing deposit is held by the trade clearing house and restricted cash is deposit held by the leasing company for leased equipment.  The leases on the leased equipment ended on June 1, 2003.

For the three month period ended March 31, 2004, we expended, before depreciation and non-cash stock-based compensation, approximately $57,000 per month to operate our business, compared to approximately $70,000 per month for operation of our business for the three month period ended March 31, 2003.  Areas of significant expenditure include management fees, salaries and benefits, professional fees, rent and office costs.

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

Off-Balance Sheet Arrangement.

As of March 31, 2004, we have had no off-balance sheet arrangements.

Research and Development.

We did not expend any fund towards research and development during the three month period ended March 31, 2004 and we do not anticipate incurring any significant expenditures on research and development over the next nine months.

Capital Expenditure Commitments.

We did not undertake any capital expenditure commitments during the three month period ended March 31, 2004, and do not anticipate any significant purchase or sale of equipment over the next nine months.

Strategic Acquisitions.

On April 12, 2004, SE Global entered into a non-binding letter of intent to acquire a broker-dealer based in San Francisco. This transaction is subject to other material conditions present, due diligence results and final negotiation of financial and other terms to be contained in a contract that will supercede the letter of intent. The terms of acquisition as contemplated in the letter of intent will require SE Global to issue approximately 130,000 shares of SE Global's common stock to acquire 60% of the broker-dealer.

Significant Accounting Policies

Revenue recognition

Securities transactions and related revenues and expenses are recorded on a trade date basis. Commission revenues are recorded on a settlement date basis. Consulting fees are recorded in accordance with the terms of consulting agreements when collection is reasonably assured.

Stock-based compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002.

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

Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could materially affect, or are reasonably likely to materially affect, our internal controls over financial reporting, subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number and Exhibit Title

No.	Title
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)
3.2	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)
3.3	Certificate of Amendment to Articles of Incorporation, dated April 11, 2001 (incorporated by reference from our Form 10-KSB, filed April 1, 2002)
21.	Subsidiaries (incorporated by reference from our Form 10-KSB, filed April 1, 2003)
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certificate of CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

(b) Reports of Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SE GLOBAL EQUITIES CORP.
Date: May 17, 2004	/s/ Toby Chu By:_____________________________ Toby Chu , President and CEO/Director
Date: May 17, 2004	/s/ Tim Leong By:_____________________________ Tim Leong, Chief Financial Officer