Form 10QSB
period 2004-06-30
SE GLOBAL EQUITIES CORP
filed 2004-08-17
CIK 1088005

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated average burden hours per response: 182.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly six month period ended: June 30, 2004

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

17,583,740 common shares issued and outstanding as of August 12, 2004

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements of SE Global for the six months ended June 30, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SE GLOBAL EQUITIES CORP.

INTERIM CONSOLIDATED Financial Statements

JUNE 30, 2004

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SE GLOBAL EQUITIES CORP.

CONSOLIDATED BALANCE SHEETS
	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

CURRENT
Cash and short-term investments	$ 115,153	$ 267,891
Accounts receivable	38,083	78,090
Prepaid expenses and deposits	21,358	13,725

	269,044	359,706

DUE FROM PARENT COMPANY (Note 5)	12,664	67,000
FIXED ASSETS, net of depreciation	24,806	-
CLEARING BROKER DEPOSIT	56,980	56,980

	$ 269,044	$ 483,686

LIABILITIES

CURRENT
Accounts payable	$ 199,154	$ 352,627
Loan payable (Note 3)	100,000	100,000

	299,154	452,627

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CAPITAL STOCK (Note 4)
Common stock $.01 par value; 100,000,000 shares authorized
17,583,740 (2003 - 17,583,740) shares issued and outstanding	175,837	175,837
ADDITIONAL PAID IN CAPITAL	4,859,709	4,795,709
DEFICIT	(5,065,656)	(4,940,487)

	(30,110)	31,059

	$ 269,044	$ 483,686

The accompanying notes are an integral part of these interim consolidated financial statements.

SE GLOBAL EQUITIES CORP.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30, 2004	Three Months ended June 30, 2003	Six Months ended June 30, 2004	Six Months ended June 30, 2003

REVENUES
Brokerage commissions	$ 624,752	$ 516,006	$ 1,289,970	$ 1,027,230
Direct costs	525,395	371,735	1,066,132	777,508

	99,357	144,271	223,838	249,722
Consulting and other income	2,423	100,998	62,893	155,998

	101,780	245,269	286,731	405,720

EXPENSES
Consulting - stock based compensation	-	-	64,000	-
Depreciation	-	-	-	2,453
General and administrative	51,416	74,971	101,574	123,418
Interest and bank charges	3,983	924	8,969	924
Management fees and salaries	97,917	63,419	198,419	214,679
Professional fees	20,478	15,912	38,938	26,239

	173,794	155,226	411,900	367,713

INCOME (LOSS) BEFORE THE FOLLOWING	(72,014)	90,043	(125,169)	38,007

OTHER INCOME
Gain on sale of subsidiaries (Note 6)	-	210,225	-	210,225

NET INCOME (LOSS) FOR THE PERIOD	$ (72,014)	$ 300,268	$ (125,169)	$ 248,232

BASIC NET INCOME (LOSS) PER SHARE	$ (0.00)	$ 0.02	$ (0.01)	$ 0.02

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	17,583,740	14,735,962	17,583,740	14,735,962

The accompanying notes are an integral part of these interim consolidated financial statements.

SE GLOBAL EQUITIES CORP.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended June 30, 2004	Six Months ended June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the period	$ (125,169)	$ 248,232
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation and amortization	-	2,453
- gain on sale of subsidiaries	-	(210,225)
- stock based compensation (recovery)	64,000	-
- accounts receivable	40,007	26,298
- prepaid expenses	(7,633)	6,713
- accounts payable	(153,473)	171,005

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	(182,268)	244,476

CASH FLOWS FROM INVESTING ACTIVITIES
- fixed assets	(24,806)	-

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(24,806)	-

CASH FLOWS FROM FINANCING ACTIVITIES
- restricted cash	-	80,730
- lease obligation repayments	-	(43,333)
- advances from (to) parent company	54,336	(170,343)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	54,336	(132,946)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(152,738)	111,530

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	267,891	35,413

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 115,153	$ 146,943

The accompanying notes are an integral part of these interim consolidated financial statements.

SE GLOBAL EQUITIES CORP.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of its assets is dependent upon the ability of the Company to maintain profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. To date, the Company has incurred losses since inception totaling $5,072,232, had a working capital deficit of $124,560 at June 30, 2004 and continues to rely on outside equity capital to finance recurring operating losses.

There can be no assurance that capital will be available as necessary to meet the Company's working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company's limited operating history, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

SE GLOBAL EQUITIES CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited)

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

SE GLOBAL EQUITIES CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited)

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 4:
		June 30, 2004	June 30, 2003

Net loss for the period	As reported	$ (131,745)	$ 248,232
SFAS 123 compensation expense	Pro-forma	(80,000)	(76,800)

Net loss for the period	Pro-forma	$ (211,745)	$ (171,432)

Pro-forma basic net loss per share	Pro-forma	$ (0.01)	$ (0.00)

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

SE GLOBAL EQUITIES CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited)

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

As at June 30, 2004 $1,000 of accrued and unpaid interest is included in accounts payable.

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

Effective October 10, 2001 the Company awarded a total of 2,150,000 non-qualified options at a price of $0.57 under the 2001 Plan to certain employees, officers, directors and consultants of the Company and certain of its subsidiaries. Of these options, 940,000 were deemed to be a modification of options granted under the original Plan and as such are subject to variable accounting in accordance with the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"). During the year ended December 31, 2003, 150,000 of the stock options that are subject to variable accounting expired leaving 790,000 stock options subject to variable accounting. No compensation expense relating to these stock options was recorded during the period ended June 30, 2004 as the market price of the Company's shares of common stock is less than the exercise price of these stock options.

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

SE GLOBAL EQUITIES CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited)

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

The following table summarizes the Company's stock option activity:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2002	1,934,000	$ 0.57	3.78 years
Exercised	(70,000)	0.57
Expired/cancelled/granted	(380,000)	0.57
Granted	320,000	0.28

Balance, December 31, 2003	1,804,000	$ 0.52	3.07 years
Granted	450,000	0.33

Balance, June 30, 2004	2,254,000	$ 0.48	2.98 years

NOTE 5 - RELATED PARTY TRANSACTIONS

During the period ended June 30, 2004 the Company received net cash advances from CAG of $54,336 (2003 - $170,343 net cash advances to CAG). During the year ended December 31, 2003 CAG converted $500,000 of inter-corporate debt into 2,777,778 shares of the Company at $0.18 per share (see Note 4). As at June 30, 2004 $12,664 was owed to the Company from CAG (December 31, 2003 - $67,000).

During the period ended June 30, 2004 the Company incurred management and consulting fees to Directors and Officers of the Company in the amount of $60,800 (2003 - $68,749). Included in accounts payable are unpaid management fees of $43,000 owing to a Director of the Company.

Amounts due to and from related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 6 - GAIN ON SALE OF SUBSIDIARIES

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

SE GLOBAL EQUITIES CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited)

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

NOTE 8 - SUBSEQUENT EVENTS

Effective July 7, 2004 the Company entered into an agreement to acquire 90% of the issued and outstanding shares of Fidelity Asset Management Inc. ("FAM"), a broker-dealer based in Huntington Beach, California for $10,000. FAM is a NASD registered full service broker-dealer in good standing with the regulatory bodies. This transaction is subject to material conditions precedent, due diligence results, and final negotiation of financial and other terms, as well as NASD approval.

On July 22, 2004 the Company announced a planned acquisition of the business operations of CPY Holdings LLC ("CPY"), a broker-dealer based in Fremont, California. A new company, SE Global Capital (San Jose) Inc. ("SEGCSJ"), will be established to acquire the business operations of CPY. The Company will issue 130,000 restricted shares of the Company's common stock to the shareholders of CPY, and CPY will transfer its existing client base, future revenue streams and selected assets into SEGCSJ. The Company will own 60% of SEGCSJ and the CPY shareholders will own the remaining 40% of SEGCSJ. The 130,000 restricted shares will be held in escrow and released subject to achieving certain revenue milestones. This transaction is subject to material conditions precedent, due diligence results, and final negotiation of financial and other terms, as well as NASD approval.

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

The following discussion compares the financial results for the six month period ended June 30, 2004 and June 30, 2003.

Results of Operations.

Six month period ended June 30, 2004 compared to six month period ended June 30, 2003

Revenue.  Brokerage commission revenue for the six month period ended June 30, 2004 was $1,289,970 compared to revenues of $1,027,230 for the six month period ended June 30, 2003, an increase of 26%. Our direct costs, consisting of trade clearing charges, quotation costs and commissions, were $1,066,132 for the six month period ended June 30, 2004, compared to $777,508 for the six month period ended June 30, 2003. The increase in direct costs for the six month period ended June 30, 2004 was a result of incurring more costs to serve the wholesale client base. Commissions were paid to licensed brokers that assisted in generating the online direct access trading revenues from the wholesale clients.

We had other income of $62,893 for the six month period ended June 30, 2004 compared to $155,998 for the six month period ended June 30, 2003. Other income during the six months ended June 30, 2004 was comprised of forfeited deposits from certain consulting contracts, while other income during the six months ended June 30, 2003 was comprised primarily of consulting fees.

Our ability to achieve profitability in the future will depend upon our ability to expand our brand awareness and client base, increase our global market presence and reduce our operating costs. In order to achieve these goals, we will need to increase spending on marketing and enhance our cost control program.

Expenses.   Total expenses increased from $367,713 for the six month period ended June 30, 2003 to $411,900 for the six month period ended June 30, 2004, an increase of 12%. Included in total expenses was a non-cash stock-based compensation expense of $64,000 which accounted for the majority of the increase in expenses during the six month period ended June 30, 2004.

Management fees and salaries for the six month period ended June 30, 2004 was $198,419, compared to $214,679 for the six month period ended June 30, 2003, a decrease of 8%. General and administrative costs for the six month period ended June 30, 2004 were $101,574, compared to $123,418 for the six month period ended June 30, 2003, a decrease of 18%. Professional fees for the six month period ended June 30, 2004 was $38,938 compared to $26,239 for the six month period ended June 30, 2003, an increase of 48%.

Other Income. On May 30, 2003, we sold our interest in two of our inactive subsidiaries, SE Global Equities Company Limited ("SEGHK") and SE Global Communications (Hong Kong) Limited ("SEGCHK"), to arm's-length parties for nominal consideration. The sale of SEGHK and SEGCHK to arm's-length parties relieved SE Global from $210,225 in debts owing to unsecured creditors, and accordingly, we recognized a non-cash gain in the amount of $210,225 on the sale of SEGHK and SEGCHK.

We generated a net loss of $125,169 for the six month period ended June 30, 2004 compared to a net income of $248,232 for the six month period ended June 30, 2003. Of the $125,169 net loss for the six month period ended June 30, 2004, $64,000 was attributable to the non-cash stock-based compensation charge against income. Of the $248,232 net income for the six month period ended June 30, 2003, $210,225 was attributable to the non-cash gain on sale of subsidiaries.

Stock-Based Compensation Expense.

A $64,000 non-cash stock-based compensation expense was realized for the six month period ended June 30, 2004. No non-cash stock-based compensation expense was incurred for the six month period ended June 30, 2003.

Liquidity and Capital Resources.

As at June 30, 2004, we had $172,133 in cash on hand (comprised of $115,153 of unrestricted cash and $56,980 of clearing deposit).  In comparison, as at December 31, 2003 we had cash on hand of $324,871 (comprised of $267,891 of unrestricted cash and $56,980 of clearing deposit). The unrestricted cash is available for general working capital purposes while the clearing deposit is held by the trade clearing house.

For the six month period ended June 30, 2004, we expended, before depreciation and non-cash stock-based compensation, approximately $58,000 per month to operate our business, compared to approximately $61,000 per month for operation of our business for the six month period ended June 30, 2003.  Areas of significant expenditure include management fees, salaries and benefits, professional fees, rent and office costs.

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

If we are unsuccessful in raising any of the planned debt or equity financing, our ability to seek and consummate strategic acquisitions to build our company internationally, and to expand of our business development and marketing programs will be adversely effected. However, we expect that we will have sufficient funds to meet our corporate overhead and ongoing operational expenses during the next nine months assuming that revenues in our wholly-owned subsidiary, Global-American Investments Inc., continue to grow at an average rate of 5% per month with the addition of new accounts, and assuming that we successfully control our ongoing costs. We anticipate that Global-American Investments, Inc.'s generated cash flow from operations will contribute to our overall cash operating needs in the future.

Off-Balance Sheet Arrangement.

As of June 30, 2004, we have had no off-balance sheet arrangements.

Research and Development.

We did not expend any fund towards research and development during the six month period ended June 30, 2004 and we do not anticipate incurring any significant expenditures on research and development over the next nine months.

Capital Expenditure Commitments.

We did not undertake any capital expenditure commitments during the six month period ended June 30, 2004, and do not anticipate any significant purchase or sale of equipment over the next nine months.

Strategic Acquisitions.

Effective July 7, 2004 the Company entered into an agreement to acquire 90% of the issued and outstanding shares of Fidelity Asset Management Inc. ("FAM"), a broker-dealer based in Huntington Beach, California, for $10,000. FAM is a NASD registered full service broker-dealer in good standing with the regulatory bodies. This transaction is subject to material conditions precedent, due diligence results, and final negotiation of financial and other terms, as well as NASD approval.

On July 22, 2004 the Company announced a planned acquisition of the business operations of CPY Holdings LLC ("CPY"), a broker-dealer based in Fremont, California. A new company, SE Global Capital (San Jose) Inc. ("SEGCSJ"), will be established to acquire the business operations of CPY. The Company will issue 130,000 restricted shares of the Company's common stock to the shareholders of CPY, and CPY will transfer its existing client base, future revenue streams and selected assets into SEGCSJ. The Company will own 60% of SEGCSJ and the CPY shareholders will own the remaining 40% of SEGCSJ. The 130,000 restricted shares will be held in escrow and released subject to achieving certain revenue milestones. This transaction is subject to material conditions precedent, due diligence results, and final negotiation of financial and other terms, as well as NASD approval.

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

SE GLOBAL EQUITIES CORP.
Date: August 13, 2004	/s/ Toby Chu By:_____________________________ Toby Chu , President and CEO/Director
Date: August 13, 2004	/s/ Tim Leong By:_____________________________ Tim Leong, Chief Financial Officer