Form 10QSB
period 2004-09-30
SE GLOBAL EQUITIES CORP
filed 2004-11-15
CIK 1088005

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated average burden hours per response: 182.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly nine month period ended: September 30, 2004

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

17,583,740 common shares issued and outstanding as of November 12, 2004

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements of SE Global for the nine month period ended September 30, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SE GLOBAL EQUITIES CORP.

INTERIM CONSOLIDATED Financial Statements

SEPTEMBER 30, 2004

(Unaudited)

CONSOLIDATED Balance Sheets

INTERIM CONSOLIDATED Statements of Operations

INTERIM CONSOLIDATED Statements of Cash Flows

Notes to INTERIM CONSOLIDATED Financial Statements

SE GLOBAL EQUITIES CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

CURRENT
Cash and cash equivalents	$ 139,294	$ 267,891
Accounts receivable	53,384	78,090
Prepaid expenses and deposits	18,358	13,725

	211,036	359,706

DUE FROM PARENT COMPANY (Note 5)	-	67,000
FIXED ASSETS (Net of depreciation)	27,364	-
CLEARING BROKER DEPOSIT	41,980	56,980

	$ 280,380	$ 483,686

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$ 207,003	$ 352,627
Loan payable (Note 3)	100,000	100,000

	307,003	452,627

DUE TO PARENT COMPANY (Notes 5 and 6)	67,678

	374,681	452,627

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CAPITAL STOCK (Note 4)
Common stock $.01 par value; 100,000,000 shares authorized
17,583,740 (2003 - 17,583,740) shares issued and outstanding	175,837	175,837
ADDITIONAL PAID IN CAPITAL	4,859,709	4,795,709
DEFICIT	(5,129,847)	(4,940,487)

	(94,301)	31,059

	$ 280,380	$ 483,686

The accompanying notes are an integral part of these interim consolidated financial statements.

SE GLOBAL EQUITIES CORP.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

REVENUES
Brokerage commissions	$ 461,997	$ 613,518	$ 1,751,967	$ 1,640,748
Direct costs	356,446	447,131	1,422,578	1,224,639

	105,551	166,387	329,389	416,109
Consulting and other income	375	142,205	63,268	298,203

	105,926	308,592	392,657	714,312

EXPENSES
Consulting - stock based compensation	-	-	64,000	-
Depreciation	-	-	-	2,453
General and administrative	42,226	58,297	143,800	181,715
Interest and bank charges	3,808	2,651	12,777	3,575
Management fees and salaries	95,251	168,859	293,670	383,538
Professional fees	28,832	29,415	67,770	55,654

	170,117	259,222	582,017	626,935

INCOME (LOSS) BEFORE THE FOLLOWING	(64,191)	49,370	(189,360)	87,377

OTHER INCOME
Gain on sale of subsidiaries (Note 6)	-	-	-	210,225

NET INCOME (LOSS) FOR THE PERIOD	$ (64,191)	$ 49,370	$ (189,360)	$ 297,602

BASIC NET INCOME (LOSS) PER SHARE	$ (0.00)	$ 0.00	$ (0.01)	$ 0.02

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	17,583,740	14,762,593	17,583,740	14,744,937

The accompanying notes are an integral part of these interim consolidated financial statements.

SE GLOBAL EQUITIES CORP.

INTERIM CONSOLIDATED Statements of cash flows

(Unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Cash flows from operating activities
Net income for the period	$ (189,360)	$ 297,602
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation	-	2,453
- gain from sale of subsidiaries	-	(210,225)
- stock based compensation (recovery)	64,000	-
- accounts receivable	24,706	(34,985)
- prepaid expenses	(4,633)	12,381
- accounts payable	(145,624)	204,936

CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES	(250,911)	272,162

Cash flows from INVESTING activities
- fixed assets	(27,364)	-

Cash flows from (USED IN) INVESTING activities	(27,364)	-

Cash flows from financing activities
- restricted cash	-	80,730
- broker deposits	15,000	(10,000)
- loan advances	-	100,000
- lease obligation repayments	-	(43,333)
- advances from (to) parent company	134,678	(224,734)
- proceeds from issue of common shares	-	39,900

Cash flows from (USED IN) financing activities	149,678	(57,437)

INCREASE (DECREASE) in cash AND CASH EQUIVALENTS	(128,597)	214,725

Cash and cash equivalents, BEGINNING of period	267,891	35,413

Cash and cash equivalents, End of period	$ 139,294	$ 250,138

Significant non-cash activities:

Refer to Notes 5 and 6.

The accompanying notes are an integral part of these interim consolidated financial statements.

SE GLOBAL EQUITIES CORP.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

Going concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of its assets is dependent upon the ability of the Company to maintain profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. To date, the Company has incurred losses since inception totaling $5,129,847, had a working capital deficit of $95,967 at September 30, 2004 and continues to rely on outside equity capital to finance recurring operating losses.

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

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying consolidated financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which include SE Global Capital, Inc., a company incorporated on May 11, 2001 in the State of California, SE Global Equities Inc. ("SEG Cayman"), a Cayman Islands company incorporated on October 30, 2000, and GAI. The Company also has one subsidiary, SE Global Investment Company Limited, which is inactive and has no assets, liabilities or operations. On May 30, 2003 the Company sold its interest in two of its non-operating subsidiaries, SE Global Equities Company Limited and SE Global Communications (Hong Kong) Limited, to arms-length parties for nominal consideration. All significant intercompany balances and transactions have been eliminated on consolidation.

SE GLOBAL EQUITIES CORP.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

SEPTEMBER 30, 2004

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 4:
		Nine months ended	Nine months ended
		September 30, 2004	September 30, 2003

Net income (loss) for the period	As reported	$ (189,360)	$ 297,602
SFAS 123 compensation expense	Pro-forma	(80,000)	(76,800)

Net income (loss) for the period	Pro-forma	$ (269,360)	$ 220,802

Pro-forma basic net income (loss) per share	Pro-forma	$ (0.02)	$ 0.01

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

SE GLOBAL EQUITIES CORP.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

NOTE 3 - LOAN PAYABLE

The $100,000 loan was received on August 25, 2003, bears interest at a rate of 12% per annum, payable monthly, and matured on August 31, 2004. A conversion feature was added on October 20, 2003 which allows the loan amount to be converted into shares of the Company at a price of $0.30 per share. Upon conversion of the loan the holder will also receive share purchase warrants entitling the holder to purchase 333,333 shares of the Company at a price of $0.40 per share for a two year period. The Company may repay the loan during the term of the loan with a penalty equivalent to three months of interest. An agent's fee of $8,000 was paid on the loan. As of August 31, 2004 this loan and accrued interest is due and payable in full. To date the Company has not received a demand form payment and the Company intends to negotiate an extension on the due date of this loan. Accordingly, the Company has accrued interest on this loan to September 30, 2004.

As at September 30, 2004 $4,000 of accrued and unpaid interest is included in accounts payable.

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

Effective October 10, 2001 the Company awarded a total of 2,150,000 non-qualified options at a price of $0.57 under the 2001 Plan to certain employees, officers, directors and consultants of the Company and certain of its subsidiaries. Of these options, 940,000 were deemed to be a modification of options granted under the original Plan and as such are subject to variable accounting in accordance with the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"). During the year ended December 31, 2003, 150,000 of the stock options that are subject to variable accounting expired leaving 790,000 stock options subject to variable accounting. No compensation expense relating to these stock options was recorded during the period ended September 30, 2004 as the market price of the Company's shares of common stock is less than the exercise price of these stock options.

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

SE GLOBAL EQUITIES CORP.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

NOTE 4 - CAPITAL STOCK (cont'd)

Effective February 2, 2004 the Company filed a Form S-8 registering a total of 3,000,000 shares of the Company's common stock in connection with the Company's 2004 Plan.

On January 26, 2004 a total of 200,000 non-qualified stock options were granted to consultants at an exercise price of $0.33 per share, exercisable for a term of five years and a total of 250,000 non-qualified stock options were granted to employees, officers and directors at a price of $0.33 per share, exercisable for a term of five years. The fair value of these stock options was estimated at grant date using the Black-Scholes option-pricing model applying the market value per share and the risk-free interest rate in effect at the grant date of 2%, 213% volatility and an expected life of five years resulting in a consulting expense of $64,000 and a pro forma expense of $80,000 as disclosed in Note 2.

The following table summarizes the Company's stock option activity:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2002	1,934,000	$ 0.57	3.78 years
Exercised	(70,000)	0.57
Expired/cancelled	(380,000)	0.57
Granted	320,000	0.28

Balance, December 31, 2003	1,804,000	$ 0.52	3.07 years
Granted	450,000	0.33

Balance, September 30, 2004	2,254,000	$ 0.48	2.72 years

NOTE 5 - RELATED PARTY TRANSACTIONS

During the period ended September 30, 2004 the Company received net cash advances from CAG of $67,639 (2003 - $224,734). During the year ended December 31, 2003 CAG converted $500,000 of inter-corporate debt into 2,777,778 shares of the Company at $0.18 per share (see Note 4). As at September 30, 2004 $67,678 was owed by the Company to CAG (December 31, 2003 - $67,000 owed to CAG by the Company).

During the period ended September 30, 2004 the Company incurred management and consulting fees to Directors and Officers of the Company in the amount of $91,700 (2003 - $114,312). Included in accounts payable are unpaid management fees of $43,000 owing to a Director of the Company.

Amounts due to and from related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 6 - GAIN ON SALE OF SUBSIDIARIES

On May 30, 2003 the Company sold its interest in two of its subsidiaries, SE Global Equities Company Limited ("SEGHK") and SE Global Communications (Hong Kong) Limited ("SEGCHK"), to arm's-length parties for nominal consideration. The sale of SEGHK and SEGCHK to arm's-length parties relieved the Company from $210,225 in debts owing to unsecured creditors, and accordingly, the Company recognized a gain in the amount of $210,225 on the disposition of SEGHK and SEGCHK.

SE GLOBAL EQUITIES CORP.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

NOTE 8 - PROPOSED ACQUISITIONS

Effective July 7, 2004 the Company entered into an agreement to acquire 90% of the issued and outstanding shares of Fidelity Asset Management Inc. ("FAM"), a broker-dealer based in Huntington Beach, California, for $10,000. FAM is a NASD registered full service broker-dealer in good standing with the regulatory bodies. The acquisition of FAM was completed and effectively closed, as agreed to by all parties to the transaction, on October 1, 2004. The Company is awaiting final NASD approval for the acquisition of FAM.

On July 22, 2004 the Company announced a planned acquisition of the business operations of CPY Holdings LLC ("CPY"), a broker-dealer based in Fremont, California. A new company, SE Global Capital (San Jose) Inc. ("SEGCSJ"), will be established to acquire the business operations of CPY. The Company will issue 130,000 restricted shares of the Company's common stock to the shareholders of CPY, and CPY will transfer its existing client base, future revenue streams and selected assets into SEGCSJ. The Company will own 60% of SEGCSJ and the CPY shareholders will own the remaining 40% of SEGCSJ. The 130,000 restricted shares will be held in escrow and released subject to achieving certain revenue milestones. This transaction is subject to material conditions precedent, due diligence results, and final negotiation of financial and other terms, as well as NASD approval. To date, the Company has not completed its due diligence, final negotiations and no NASD approval has been sought or obtained.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview.

General.  We and our subsidiaries and affiliates are primarily engaged in securities execution and clearance, securities brokerage, securities lending and borrowing. All of these activities are highly competitive and are sensitive to many factors outside of our control, including volatility of securities prices and interest rates; trading volume of securities; economic conditions in the regions where we or our subsidiaries and affiliates conduct business; income tax legislation; and demand for financial services. Brokerage revenues are dependent upon the level of trading volume, which may fluctuate significantly. Consequently, net operating results can vary significantly from period to period.

The following discussion compares the financial results for the nine month period ended September 30, 2004 and September 30, 2003.

Results of Operations.

Nine month period ended September 30, 2004 compared to nine month period ended September 30, 2003

Revenue.  Brokerage commission revenue for the nine month period ended September 30, 2004 was $1,751,967 compared to revenues of $1,640,748 for the nine month period ended September 30, 2003, an increase of 7%. Our direct costs, consisting of trade clearing charges, quotation costs and commissions, were $1,422,578 for the nine month period ended September 30, 2004, compared to $1,224,639 for the nine month period ended September 30, 2003. The increase in direct costs for the nine month period ended September 30, 2004 was a result of incurring more costs to serve the wholesale client base. Commissions were paid to licensed brokers that assisted in generating the online direct access trading revenues from the wholesale clients.

We had other income of $63,268 for the nine month period ended September 30, 2004 compared to $298,203 for the nine month period ended September 30, 2003. Other income during the nine months ended September 30, 2004 was comprised of forfeited deposits from certain consulting contracts, while other income during the nine months ended September 30, 2003 was comprised primarily of consulting fees.

Our ability to achieve profitability in the future will depend upon our ability to expand our brand awareness and client base, increase our global market presence and reduce our operating costs. In order to achieve these goals, we will need to increase spending on marketing and enhance our cost control program.

Expenses.   Total expenses decreased from $626,935 for the nine month period ended September 30, 2003 to $582,017 for the nine month period ended September 30, 2004, a decrease of 7%. Management fees and salaries for the nine month period ended September 30, 2004 was $293,670, compared to $383,538 for the nine month period ended September 30, 2003, a decrease of 23%. General and administrative costs for the nine month period ended September 30, 2004 were $143,800, compared to $181,715 for the nine month period ended September 30, 2003, a decrease of 21%. Professional fees for the nine month period ended September 30, 2004 was $67,770 compared to $55,654 for the nine month period ended September 30, 2003, an increase of 22%. Also included in total expenses for the nine month period ended September 30, 2004 was a non-cash stock-based compensation expense of $64,000.

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

We generated a net loss of $189,360 for the nine month period ended September 30, 2004 compared to a net income of $297,602 for the nine month period ended September 30, 2003. Of the $189,360 net loss for the nine month period ended September 30, 2004, $64,000 was attributable to the non-cash stock-based compensation charge against income. Of the $297,602 net income for the nine month period ended September 30, 2003, $210,225 was attributable to the non-cash gain on sale of subsidiaries.

Stock-Based Compensation Expense.
A $64,000 non-cash stock-based compensation expense was realized for the nine month period ended September 30, 2004. No non-cash stock-based compensation expense was incurred for the nine month period ended September 30, 2003.

Liquidity and Capital Resources.
 As at September 30, 2004, we had $181,274 in cash on hand (comprised of $139,294 of unrestricted cash and $41,980 of clearing deposit).  In comparison, as at December 31, 2003 we had cash on hand of $324,871 (comprised of $267,891 of unrestricted cash and $56,980 of clearing deposit). The unrestricted cash is available for general working capital purposes while the clearing deposit is held by the trade clearing house.

For the nine month period ended September 30, 2004, we expended, before depreciation and non-cash stock-based compensation, approximately $58,000 per month to operate our business, compared to approximately $69,000 per month for operation of our business for the nine month period ended September 30, 2003. Areas of significant expenditure include management fees, salaries and benefits, professional fees, rent and office costs.

To achieve our goals and objectives for the next nine months, we plan to raise additional capital through private placements of our equity securities, proceeds received from the exercise of outstanding options, continued financing from our majority shareholder, Capital Alliance Group Inc., and, if available on satisfactory terms, debt financing.

We plan to use any additional funds that we might be successful in raising for marketing and advertising, as well as for strategic acquisition of existing businesses that complement our market niche, and general working capital purposes.

If we are unsuccessful in raising any of the planned debt or equity financing, our ability to seek and consummate strategic acquisitions to build our company internationally, and to expand our business development and marketing programs will be adversely effected. However, we expect that we will have sufficient funds to meet our corporate overhead and ongoing operational expenses during the next three months assuming that revenues in our wholly-owned subsidiary, Global-American Investments Inc., continue to grow at an average rate of 5% per month with the addition of new accounts, and assuming that we successfully control our ongoing costs. We anticipate that Global-American Investments, Inc.'s generated cash flow from operations will contribute to our overall cash operating needs in the future.

Off-Balance Sheet Arrangement.
As of September 30, 2004, we have had no off-balance sheet arrangements.

Research and Development.
We did not expend any fund towards research and development during the nine month period ended September 30, 2004, and we do not anticipate incurring any significant expenditures on research and development over the next three months.

Capital Expenditure Commitments.
Capital expenditures during the nine month period ended September 30, 2004 amounted to $27,364. We do not anticipate any more significant purchase or sale of equipment over the next three months.

Strategic Acquisitions.
Effective July 7, 2004 the Company entered into an agreement to acquire 90% of the issued and outstanding shares of Fidelity Asset Management Inc. ("FAM"), a broker-dealer based in Huntington Beach, California, for $10,000. FAM is a NASD registered full service broker-dealer in good standing with the regulatory bodies. The acquisition of FAM was completed and effectively closed, as agreed to by all parties to the transaction, on October 1, 2004. The Company is awaiting final NASD approval for the acquisition of FAM.

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

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number and Exhibit Title

Exhibit No.	Description
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)
3.2	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)
3.3	Certificate of Amendment to Articles of Incorporation, dated April 11, 2001 (incorporated by reference from our Form 10-KSB, filed April 1, 2002)
21.	Subsidiaries (incorporated by reference from our Form 10-KSB, filed April 1, 2003)
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certificate of CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

(b) Reports of Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SE GLOBAL EQUITIES CORP.
Date: November 12, 2004	/s/ Toby Chu By:_____________________________ Toby Chu , President and CEO/Director
Date: November 12, 2004	/s/ Tim Leong By:_____________________________ Tim Leong, Chief Financial Officer