Form 10KSB
period 2004-12-31
SE GLOBAL EQUITIES CORP
filed 2005-03-31
CIK 1088005

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31,2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

: ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2004

9 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from [   ] to [   ]

Commission File Number: 000-26347

SE Global Equities Corp.
(Exact name of small business issuer as specified in its charter)
MINNESOTA	410985135
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

: Yes 9 No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

: Yes 9 No

State Registrant's revenues for its most recent fiscal year: $2,213,069

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

17,643,739 common shares @ $2.35(1) = $41,462,786

(1) Average of the best bid and asked prices on March 30, 2005.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

: Yes 9 No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

17,643,739 common shares issued and outstanding as of March 30, 2005

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):

Yes 9 No :

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

PART I

Item 1. Description of Business

Business Development - Formation and Reorganization

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

SE Global now carries on business primarily through its wholly-owned subsidiaries SE Global Equities, Inc., which maintains its corresponding office at Suite 1200, 777 West Broadway, Vancouver, British Columbia, Canada V5Z 4J7, SE Global Capital, Inc. (a California corporation incorporated on May 9, 2001), which maintains its business office at Suite 222, 1569 Fairway Drive, Walnut, California, and also through Global-American Investments Inc., which maintains its business office at 34167 Pacific Coast Highway, Suite D, Dana Point, California.

Our Current Business

SE Global, through its subsidiaries and affiliates, is a provider of direct access trading software and financial resources for international investors. SE Global's subsidiary, Global-American Investments, Inc., maintains a separate office in Dana Point, California and sublets office space from the Company in Walnut, California. SE Global provides its customers with access to its global alliance network of 28 brokerage firms, 24 hours a day, covering 29 stock exchanges spanning five continents.

SE Global provides direct access trading software, SE Global TradeTM and SEG LiteTM, and market data through a formal licensing and worldwide distribution agreement with Direct Access Financial Corporation ("Direct Access"). SE Global pays a licensing fee to license the direct access trading software.

Users of the SE Global Trade and SEG Lite software open trading accounts directly with SE Global's subsidiary, Global-American Investments, Inc., which is a U.S. registered broker-dealer, or through any one of SE Global's alliance brokers. Those users of the software who choose to open accounts with Global-American Investments, Inc. or any of our alliance brokers are provided with direct access to the relevant broker. Unlike traditional web-based online brokers, direct access trading software enables the users to bypass middlemen and route trades directly to electronic communication networks (ECNs) and exchanges. SE Global Trade and SEG Lite route orders through channels that directly match buyers and sellers - unlike some web-based trading platforms which utilize local broker dealers who may sell orders to third parties, thereby potentially compromising both purchase price and speed of execution. Benefits of SE Global's direct access trading software include: swift trade execution and trade confirmation, and increased currency of available pricing information as a result of improved trade execution.

Substantially all of SE Global's revenues have consisted of brokerage commissions generated by Global American Investments, Inc. since its acquisition effective August 1, 2001. Revenues generated by Global American Investments, Inc. for the fiscal year ended December 31, 2004 was $2,149,073.

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

  a global network of brokerage firms with whom we have strategic marketing alliances,

  joint venture and business-to-business alliances with websites and financial services providers,

  international agent representatives, and

  direct marketing to users through the Internet, print and multimedia.

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

Additionally, we continue to pursue and develop targeted marketing efforts through Internet marketing, targeted advertising, sponsorships, co-branding, trade shows, corporate videos, public relations and the development of collateral marketing materials. Together, these marketing elements are intended to attract software users, build market awareness, educate the investing public and develop brand name recognition

Competition

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

Governmental Regulation

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

Research and Development

Over the past two fiscal years, we have spent no money on research and development activities.

Employees

We currently have 12 employees. Of the 12 employees, one is the Chief Executive Officer, one is the Chief Financial Officer, two are in business development and marketing, three are in corporate administration, three are in operations, one is in compliance, and one is in technical support. SE Global expects it will add more employees and independent consultants if it successful in completing its proposed acquisition of AMMT-BVI.

SE Global Subsidiaries

We have three wholly-owned subsidiary companies at this time:

  Global-American Investments, Inc.
  SE Global Capital, Inc.
  SE Global Equities Inc.

Recent Development - Term Sheet Signed with Sun Media

On January 7, 2005, SE Global, Capital Alliance Group Inc. ("CAG"), the majority stockholder of SE Global, and Sun Media Investment Holdings Limited, the majority stockholder of Asia Network Technologies Limited ("AsiaNet"), entered into an engagement term sheet (the "Term Sheet") which outlined the documents and steps necessary to acquire the business assets of Asia Multi-Media Technology Services Holdings Limited ("AMMT-BVI"), which is British Virgin Islands incorporated company wholly-owned by AsiaNet, and related transactions. The parties originally planned on structuring the acquisition as an asset acquisition; however, we have subsequently decided to structure the acquisition as a direct or indirect share purchase of all the issued and outstanding share capital of AMMT-BVI. Given this change the transaction will require approval from the stockholders of SE Global. SE Global expects to file with the SEC a preliminary proxy statement on Schedule 14A with the respect to the transactions as soon as practicable upon completion of the audit of AMMT-BVI's 2004 financial statements. No formal agreements have been signed by the parties. Currently, the parties are completing their due diligence of one another and are negotiating the final form of all agreements and documents related to the proposed transactions.

On completion of the transaction SE Global has agreed to issue 341,500,000 restricted shares of its common stock to Asia Net and related parties. On closing of the transaction Asia Net and related parties will control approximately 97% of the outstanding common stock of SE Global on a fully diluted basis after giving effect to a proposed two for one reverse split of SE Global's issued and outstanding share capital.

The following transactions will also be undertaken in connection with the foregoing:

  CAG, Asia Net and certain other stockholders have agreed to enter into a Pooling Agreement on close of the Transaction. Under the pooling agreement CAG will place 7,125,000 of its post consolidation shares of common stock of SE Global in the pooling agreement. Asia Net and related parties have agreed to enter into a pooling agreement to place 341,500,000 of their shares of common stock of SE Global in the pooling agreement. The pooling agreement is for a term of two years. The first release of shares under the pooling agreement is to occur six months after the close of the Transaction. The beneficial holders retain the right to vote their shares as they see fit.
  CAG has agreed to enter into a two year management agreement with SE Global on close of the Transaction. CAG is to receive 250,000 shares of common stock of SE Global as full consideration for these services.
  CAG has agreed to sell 450,000 shares of pre-consolidated common stock of SE Global to Sun Media for US$450,000. CAG has received US$150,000 from Sun Media as partial payment for these shares.
  After completion of the transaction the name of the Company will be changed.

The acquisition of AMMT-BVI and related transactions are subject to various conditions to closing, including:

  a certified business valuator having provided an independent valuation report confirming the assets being acquired have a current market value of not less than US $269,470,000;
  SE Global must be current with all reports it is required to be filed under the Securities Exchange Act of 1934, as amended;
  SE Global must have obtained stockholder approval of the name change, reverse split, recapitalization and appointment of new directors;
  CAG must complete the sale of 450,000 shares of SE Global to Sun Media;
  all representations and warranties contained in the asset acquisition agreement must be true in all material respects as of the closing date;
  the performance of all agreements, covenants and obligations required to be performed under the asset acquisition agreement as of the closing date;
  receipt by the parties of the necessary officers' certificates and legal opinions;
  receipt of all third party consents that may be required from government bodies and others;
  the resignation of the current directors and officers of SE Global;
  the appointment of the nominees of Asia Net to the Board of Directors of SE Global and the resignation of the current Board of Directors of SE Global; and
  no injunction or litigation having been commenced regarding the Transaction.

AMMT-BVI is a newly formed British Virgin Island company. We have been told AMMT-BVI owns a 100% interest in an advanced fiber-optic network in the Peoples' Republic of China ("PRC"). The network is a 32,440 kilometer two-core national IP protocol fiber optic network serves 440 cities in the PRC. The network includes 370 ground stations, and supports 10 G/bs multimedia transmission, upgradeable to 20 G/bs in its second phase. We have also been told AMMT-BVI has 100% interest of the DWDM Optical Transmission Devices Systems mainly supplied by Israel ECI Telecom. AMMT-BVI is wholly owned by Asia Net. Asia Net's stockholders Sun Media (50% ownership), Mr. Huang Zhiping (37.5%) and Mr. Ma Jiankai (12.5% ownership) provide AMMT-BVI with access to expertise and extensive contacts in the television, telecommunication, cable and internet industries in the PRC. It is our intent to leverage this physical network of AMMT-BVI with the content assets and alliances of associated companies to our new majority stockholders and new Board of Directors.

Reports to Securities Holders

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

Item 2. Description of Property

Through our subsidiary, SE Global Capital, Inc. (formerly SE Global Direct, Inc.) we lease approximately 2,500 square feet of office space located at Suite 222, 1569 Fairway Drive, Walnut, California under a lease which expires on August 1, 2007 for a monthly rent of approximately $6,000. SE Global Capital, Inc. sublets the office space to Global American Investments, Inc.

Through our subsidiary Global-American Investments Inc., We lease approximately 500 square feet of office space located at 34167 Pacific Coast Highway, Suite D, Dana Point, California, under a month to month lease for a monthly rent of $600.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

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

Quarter Ended(1)	High	Low
December 31, 2004	$0.95	$0.70
September 30, 2004	$0.30	$0.30
June 30, 2004	$0.17	$0.17
March 31, 2004	$0.35	$0.35
December 31, 2003	$0.43	$0.21
September 30, 2003	$0.61	$0.22
June 30, 2003	$0.51	$0.15
March 31, 2003	$0.51	$0.16

(1) The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 30, 2005, the shareholders' list for our common shares showed 198 registered shareholders and 17,643,739 common shares issued and outstanding.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Private Placement. No equity offerings were conducted during the year ended December 31, 2004.

Stock Options Exercised. During the year ended December 31, 2004, no common shares were issued on the exercise of stock options.

Item 6. Management Discussion and Analysis

Overview

General We and our subsidiaries and affiliates are primarily engaged in securities execution and clearance, securities brokerage, securities lending and borrowing and trading as a principal in equity and fixed income securities. All of these activities are highly competitive and are sensitive to many factors outside of our control, including volatility of securities prices and interest rates; trading volume of securities; economic conditions in the regions where we or our subsidiaries and affiliates business; income tax legislation; and demand for financial services. Brokerage revenues are dependent upon the level of trading volume, which may fluctuate significantly, a large portion of our expenses remains fixed. Consequently, net operating results can vary significantly from period to period.

2004 Activies and Developments Effective July 7, 2004 the Company entered into an agreement to acquire 90% of the issued and outstanding shares of Fidelity Asset Management Inc. ("FAM"), a broker-dealer based in Huntington Beach, California, for $10,000. FAM is a NASD registered full service broker-dealer in good standing with the regulatory bodies. The Company is awaiting final NASD approval for the acquisition of FAM. As at December 31, 2004 the acquisition of FAM was not completed. It is anticipated that the acquisition of FAM will be completed in April 2005.

On July 22, 2004 the Company announced a planned acquisition of the business operations of CPY Holdings LLC ("CPY"), a broker-dealer based in Fremont, California. As at December 31, 2004 the acquisition of CPY was not completed. The Company will not be proceeding with the acquisition of CPY as a result of CPY not meeting certain revenue requirements as stipulated by SE Global.

Results of Operations

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003

Revenue. Brokerage commission revenue for the fiscal year ended December 31, 2004 was $2,149,073 compared to revenues of $2,367,205 for the fiscal year ended December 31, 2003, a decrease of 9%. Our direct costs, consisting of trade clearing charges, quotation costs and commissions, were $1,691,184 for the fiscal year ended December 31, 2004, compared to $1,720,578 for the fiscal year ended December 31, 2003, a decrease of 2%.

We had other income of $63,996 for the fiscal year ended December 31, 2004 compared to $309,552 for the fiscal year ended December 31, 2003. Other income during the fiscal year ended December 31, 2004 was comprised of forfeited deposits from certain consulting contracts, while other income during the fiscal year ended December 31, 2003 was comprised primarily of consulting fees.

Our ability to achieve profitability in the future will depend upon our ability to expand our brand awareness and client base, increase our global market presence and reduce our operating costs. In order to achieve these goals, we will need to increase spending on marketing and enhance our cost control program.

Expenses. Total cash expenses decreased from $825,132 for the fiscal year ended December 31, 2003 to $690,274 for the fiscal year ended December 31, 2004, a decrease of 16%. Total expenses, including non-cash expense items, for the fiscal year ended December 31, 2004 was $875,340 compared to $827,585 for the fiscal year ended December 31, 2003. Included in total expenses for the fiscal year ended December 31, 2004 was a non-cash stock-based compensation expense of $181,000 which accounted for the increase in total expenses during the fiscal year ended December 31, 2004.

Management fees and salaries for the fiscal year ended December 31, 2004 was $381,859, compared to $508,248 for the fiscal year ended December 31, 2003, a decrease of 25%. General and administrative costs for the fiscal year ended December 31, 2004 were $227,079, compared to $243,013 for the fiscal year ended December 31, 2003, a decrease of 7%. Professional fees for the fiscal year ended December 31, 2004 was $81,336 compared to $73,871 for the fiscal year ended December 31, 2003, an increase of 10%.

During the fiscal year ended December 31, 2004 the Company incurred management and consulting fees to Directors and Officers of the Company in the amount of $122,600 (2003 - $148,329).

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

We generated an operating loss, excluding non-cash expense items, of $168,389 for the fiscal year ended December 31, 2004 compared to an operating loss, excluding non-cash expense items, of $131,047 for the fiscal year ended December 31, 2003.

For the fiscal year ended December 31, 2004, we generated a net loss of $353,455 compared to a net income of $338,819 for the fiscal year ended December 31, 2003. Of the $353,455 net loss for the fiscal year ended December 31, 2004, $181,000 was attributable to the non-cash stock-based compensation charge against income. Of the $338,819 net income for the fiscal year ended December 31, 2003, $210,225 was attributable to the non-cash gain on sale of subsidiaries.

Stock-Based Compensation Expense

An $181,000 non-cash stock-based compensation expense was realized for the fiscal year ended December 31, 2004. No non-cash stock-based compensation expense was incurred for the fiscal year ended December 31, 2003.

Liquidity and Capital Resources

As at December 31, 2004, we had $96,185 in cash on hand (comprised of $44,205 unrestricted cash and $51,980 clearing deposit). In comparison, as at December 31, 2003 we had cash on hand of $324,871 (comprised of $267,891 unrestricted cash and $56,980 clearing deposit). The unrestricted cash is available for general working capital purposes while the clearing deposit is held by the trade clearing house.

For the fiscal year ended December 31, 2004, we expended, before depreciation and non-cash stock-based compensation, approximately $57,500 per month to operate our business, compared to approximately $69,000 per month for operation of our business for the fiscal year ended December 31, 2003. Areas of significant expenditure include management fees, salaries and benefits, professional fees, rent and office costs.

During the fiscal year ended December 31, 2004 the Company received net cash advances from CAG of $96,565 (2003 - $682,425 net cash advances from the Company to CAG). As at December 31, 2004, $104,565 was owing by SE Global to CAG (December 31, 2003 - $8,000 owed to CAG by SE Global.)

On August 25, 2003, we received a $100,000 loan, which bears interest at a rate of 12% per annum payable monthly. The loan matured on August 31, 2004 and the term of the loan has expired. A conversion feature was added on October 20, 2003 which allowed the loan amount to be converted into shares of SE Global at a price of $0.30 per share, and upon conversion of the loan the holder will receive share purchase warrants entitling the holder to purchase shares of SE Global at a price of $0.40 per share for a two year period. The conversion feature has now expired. To date the Company has not received a demand for payment, and the Company intends to repay the loan in full. Accordingly, the Company has accrued interest on this loan to December 31, 2004.

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

If we are unsuccessful in obtaining new capital, our ability to seek and consummate strategic acquisitions to build our company internationally, and to expand of our business development and marketing programs could be adversely affected.

Off-Balance Sheet Arrangement

As of December 31, 2004, we have had no off-balance sheet arrangements.

Research and Development

We do not anticipate incurring any significant expenditures on research and development over the 12 months ending December 31, 2005.

Capital Expenditure Commitments

Capital expenditures the year ended December 31, 2004 amounted to $27,364. SE Global does not anticipate any more significant purchase or sale of equipment over the next 12 months.

Strategic Acquisitions

In July 2004, the Company entered into an agreement to acquire 90% of the issued and outstanding shares of FAM, a broker-dealer based in Huntington Beach, California, for $10,000. FAM is a NASD registered full service broker-dealer in good standing with the regulatory bodies. The Company is awaiting final NASD approval for the acquisition of FAM. As at December 31, 2004 the acquisition of FAM was not completed. It is anticipated that the acquisition of FAM will be completed in April 2005.

Recent Development - Term Sheet Signed with Sun Media

On January 7, 2005, SE Global, Capital Alliance Group Inc. ("CAG"), the majority stockholder of SE Global, and Sun Media Investment Holdings Limited, the majority stockholder of Asia Network Technologies Limited ("AsiaNet"), entered into an engagement term sheet (the "Term Sheet") which outlined the documents and steps necessary to acquire the business assets of Asia Multi-Media Technology Services Holdings Limited ("AMMT-BVI"), which is British Virgin Islands incorporated company wholly-owned by AsiaNet, and related transactions. The parties originally planned on structuring the acquisition as an asset acquisition; however, we have subsequently decided to structure the acquisition as a direct or indirect share purchase of all the issued and outstanding share capital of AMMT-BVI. Given this change the transaction will require approval from the stockholders of SE Global. SE Global expects to file with the SEC a preliminary proxy statement on Schedule 14A with the respect to the transactions as soon as practicable upon completion of the audit of AMMT-BVI's 2004 financial statements. No formal agreements have been signed by the parties. Currently, the parties are completing their due diligence of one another and are negotiating the final form of all agreements and documents related to the proposed transactions.

On completion of the transaction SE Global has agreed to issue 341,500,000 restricted shares of its common stock to Asia Net and related parties. On closing of the transaction Asia Net and related parties will control approximately 97% of the outstanding common stock of SE Global on a fully diluted basis after giving effect to a proposed two for one reverse split of SE Global's issued and outstanding share capital.

The following transactions will also be undertaken in connection with the foregoing:

  CAG, Asia Net and certain other stockholders have agreed to enter into a Pooling Agreement on close of the Transaction. Under the pooling agreement CAG will place 7,125,000 of its post consolidation shares of common stock of SE Global in the pooling agreement. Asia Net and related parties have agreed to enter into a pooling agreement to place 341,500,000 of their shares of common stock of SE Global in the pooling agreement. The pooling agreement is for a term of two years. The first release of shares under the pooling agreement is to occur six months after the close of the Transaction. The beneficial holders retain the right to vote their shares as they see fit.
  CAG has agreed to enter into a two year management agreement with SE Global on close of the Transaction. CAG is to receive 250,000 shares of common stock of SE Global as full consideration for these services.
  CAG has agreed to sell 450,000 shares of pre-consolidated common stock of SE Global to Sun Media for US$450,000. CAG has received US$150,000 from Sun Media as partial payment for these shares.
  After completion of the transaction the name of the Company will be changed.

The acquisition of AMMT-BVI and related transactions are subject to various conditions to closing, including:

  a certified business valuator having provided an independent valuation report confirming the assets being acquired have a current market value of not less than US $269,470,000;
  SE Global must be current with all reports it is required to be filed under the Securities Exchange Act of 1934, as amended;
  SE Global must have obtained stockholder approval of the name change, reverse split, recapitalization and appointment of new directors;
  CAG must complete the sale of 450,000 shares of SE Global to Sun Media;
  all representations and warranties contained in the asset acquisition agreement must be true in all material respects as of the closing date;
  the performance of all agreements, covenants and obligations required to be performed under the asset acquisition agreement as of the closing date;
  receipt by the parties of the necessary officers' certificates and legal opinions;
  receipt of all third party consents that may be required from government bodies and others;
  the resignation of the current directors and officers of SE Global;
  the appointment of the nominees of Asia Net to the Board of Directors of SE Global and the resignation of the current Board of Directors of SE Global; and
  no injunction or litigation having been commenced regarding the Transaction.

AMMT-BVI is a newly formed British Virgin Island company. We have been told AMMT-BVI owns a 100% interest in an advanced fiber-optic network in the Peoples' Republic of China ("PRC"). The network is a 32,440 kilometer two-core national IP protocol fiber optic network serves 440 cities in the PRC. The network includes 370 ground stations, and supports 10 G/bs multimedia transmission, upgradeable to 20 G/bs in its second phase. We have also been told AMMT-BVI has 100% interest of the DWDM Optical Transmission Devices Systems mainly supplied by Israel ECI Telecom. AMMT-BVI is wholly owned by Asia Net. Asia Net's stockholders Sun Media (50% ownership), Mr. Huang Zhiping (37.5%) and Mr. Ma Jiankai (12.5% ownership) provide AMMT-BVI with access to expertise and extensive contacts in the television, telecommunication, cable and internet industries in the PRC. It is our intent to leverage this physical network of AMMT-BVI with the content assets and alliances of associated companies to our new majority stockholders and new Board of Directors.

Financial Outlook for Fiscal 2005

Our business will change significantly on completion of the proposed acquisition of AMMT-BVI. As we are not familiar enough with the financial requirements of AMMT-BVI's business we cannot project our financial outlooks of this new business sector.

Recent Accounting Pronouncements

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not affect the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations. In December 2003, the FASB issued FASB Interpretations No. 46 (Revised December 2003) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46R").  FIN 46R is an update of FIN 46 and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46.  The Company does not expect the adoption FIN 46R will have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for its first annual or interim period ended on or after December 15, 2005. The Company will adopt SFAS 123R no later than the beginning of the Company's fourth quarter ending December 31, 2005. The adoption of SFAS 123 did not have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial position or results of operations.

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial position or results of operations.

Critical Accounting Policies and Estimates

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Revenue recognition

The Company's revenues have consisted of brokerage commissions generated by Global American Investments, Inc. Securities transactions and related revenues and expenses are recorded on a trade date basis. Commission revenues are recorded on a settlement date basis.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") as amended by Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25.

Item 7. Financial Statements

Financial Statements

SE GLOBAL EQUITIES CORP.

CONSOLIDATED Financial Statements

December 31, 2004 and 2003

(Expressed In United States Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of SE Global Equities Corp.

We have audited the consolidated balance sheets of SE Global Equities Corp. as at December 31, 2004 and 2003 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and cash flows and the changes in stockholders' equity for the years then ended in accordance with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has incurred substantial losses in developing its business. The Company anticipates that additional external funding may be required to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Dale Matheson Carr-Hilton LaBonte"
CHARTERED ACCOUNTANTS

Vancouver, B.C.
February 28, 2005

SE GLOBAL EQUITIES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
ASSETS
CURRENT
Cash	$ 44,205	$ 267,891
Accounts receivable	15,479	78,090
Prepaid expenses and deposits	37,082	13,725

	96,766	359,706

DUE FROM PARENT COMPANY (Note 5)	-	67,000
FIXED ASSETS	23,298	-
CLEARING BROKER DEPOSIT	51,980	56,980

	$ 172,044	$ 483,686

LIABILITIES

CURRENT
Accounts payable	$ 108,875	$ 352,627
Loan payable (Note 3)	100,000	100,000

	208,875	452,627
DUE TO PARENT COMPANY (Note 5)	104,565	-

	313,440	452,627

CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CAPITAL STOCK (Note 4)
Common stock $.01 par value; 100,000,000 shares authorized
17,583,740 (2003 - 17,583,740) shares issued and outstanding	175,837	175,837
ADDITIONAL PAID IN CAPITAL	4,976,709	4,795,709
DEFICIT	(5,293,942)	(4,940,487)

	(141,396)	31,059

	$ 172,044	$ 483,686

The accompanying notes are an integral part of these consolidated financial statements.

SE GLOBAL EQUITIES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31
	2004	2003
REVENUES
Brokerage commissions	$ 2,149,073	$ 2,367,205
Consulting fees and other income	63,996	309,552
	2,213,069	2,676,757
Direct costs	1,691,184	1,720,578

NET REVENUES	521,885	956,179

EXPENSES
Depreciation	4,066	2,453
Consulting - stock based compensation (Note 4)	181,000	-
General and administrative	227,079	243,013
Management fees and salaries	381,859	508,248
Professional fees	81,336	73,871

	875,340	827,585

OPERATING INCOME (LOSS)	(353,455)	128,594

OTHER INCOME
Gain on sale of subsidiaries (Note 6)	-	210,225

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(353,455)	338,819

PROVISION FOR (BENEFIT FROM) INCOME TAXES (Note 7)
Current	-	(115,198)
Recovery of deferred tax assets	-	115,198

NET INCOME (LOSS) FOR THE YEAR	$ (353,455)	$ 338,819

BASIC NET INCOME (LOSS) PER SHARE	$ (0.02)	$ 0.02

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	17,583,740	14,988,630

The accompanying notes are an integral part of these consolidated financial statements.

SE GLOBAL EQUITIES CORP.

Consolidated Statement of Stockholders' Equity

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common shares
	Number	Amount	Additional Paid in Capital	Common share Subscriptions	Deficit	Total
Balance, December 31, 2002	14,735,962	147,359	4,284,287	-	(5,279,306)	(847,660)
Issued for stock options at $0.57 per share	70,000	700	39,200	-	-	39,900
Issued on settlement of advances from CAG	2,777,778	27,778	472,222	-	-	500,000
Net income for the year	-	-	-	-	338,819	338,819
Balance, December 31, 2003	17,583,740	175,837	4,795,709	-	(4,940,487)	31,059
Stock based compensation expense	-	-	181,000	-	-	181,000
Net loss for the year	-	-	-	-	(353,455)	(353,455)

Balance, December 31, 2004	17,583,740	$175,837	$ 4,976,709	$ -	$ (5,293,942)	$ (141,396)

The accompanying notes are an integral part of these consolidated financial statements

SE GLOBAL EQUITIES CORP.

Consolidated Statements of cash flows

FOR THE YEAR ENDED DECEMBER 31

	2004	2003
Cash flows from operating activities
Net income (loss) for the year	$ (353,455)	$ 338,819
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
- depreciation	4,066	2,453
- stock-based compensation	181,000	-
- gain on sale of subsidiaries	-	(210,225)
- accounts receivable	62,611	(2,759)
- prepaid expenses and deposits	(23,357)	5,788
- accounts payable	(243,752)	123,531

CASH FROM (USED IN) OPERATING ACTIVITIES	(372,887)	257,607

Cash flows from investing activities
- fixed assets	(27,364)	-
- broker deposit	5,000	(20,000)

CASH FROM (USED IN) investing activities	(22,364)	(20,000)

Cash flows from financing activities
- restricted cash	-	80,730
- loan advances	-	100,000
- capital lease obligation repayments	-	(43,333)
- advances (to) from parent company and related parties	171,565	(682,425)
- issue of common shares	-	539,899

Cash from (USED IN) financing activities	171,565	(5,129)

Increase (DECREASE) in cash	(223,686)	232,478

Cash, Beginning of year	267,891	35,413

Cash, End of year	$ 44,205	$ 267,891

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ 11,000	$ Nil

Taxes paid	$ Nil	$ Nil

The accompanying notes are an integral part of these consolidated financial statements.

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

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of its assets is dependent upon the ability of the Company to maintain profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. To date, the Company has incurred losses since inception totaling $5,293,942 and at December 31, 2004 had a working capital deficit of $112,109 and continues to rely on outside equity capital to finance recurring operating losses.

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

On January 7, 2005, the Company, CAG, and Sun Media Investment Holdings Limited entered into an engagement term sheet for the acquisition of the business assets of Asia Multi-Media Technology Services Holdings Limited (refer to Note 8).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which include SE Global Capital, Inc., a company incorporated on May 11, 2001 in the State of California, SE Global Equities Inc. ("SEG Cayman"), a Cayman Islands company incorporated on October 30, 2000, and GAI. The Company also has an inactive subsidiary, SE Global Investment Company Limited, which has no assets, liabilities or operations. On May 30, 2003 the Company sold its interest in two of its non-operating subsidiaries, SE Global Equities Company Limited and SE Global Communications (Hong Kong) Limited, to arms-length parties for nominal consideration. All significant intercompany balances and transactions have been eliminated on consolidation.

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

Revenue recognition

Brokerage fees and commissions derived from securities transactions and related revenues and expenses are recorded on a trade date basis. Commission revenues are recorded on a settlement date basis. Consulting fees are recorded in accordance with the terms of consulting agreements when collection is reasonably assured.

Net earnings (loss) per common share

Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted net earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of the Company. The accompanying presentation is only of basic net earnings (loss) per share as the potentially dilutive factors are anti-dilutive to basic net earnings (loss) per share.

Foreign currency transactions

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", since the functional currency of the Company is U.S. dollars, the foreign currency financial statements of the Company's subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders' equity accounts and capital asset accounts are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the consolidated income statement.

Income taxes

The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 4:

		December 31, 2004	December 31, 2003

Net income (loss) for the year	As reported	$ (353,455)	$ 338,819
SFAS 123 employee compensation expense	Pro-forma	(80,000)	(76,800)

Net income (loss) for the year	Pro-forma	$ (433,455)	$ 262,019

Pro-forma basic net income (loss) per share	Pro-forma	$ (0.02)	$ 0.02

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations. In December 2003, the FASB issued FASB Interpretations No. 46 (Revised December 2003) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46R").  FIN 46R is an update of FIN 46 and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46.  The Company does not expect the adoption FIN 46R will have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for its first annual or interim period ended on or after December 15, 2005. The Company will adopt SFAS 123R no later than the beginning of the Company's fourth quarter ending December 31, 2005. The adoption of SFAS 123 did not have a material impact on the Company's financial position or results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial position or results of operations.

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial position or results of operations.

NOTE 3 - LOAN PAYABLE

The $100,000 loan was received on August 25, 2003, bears interest at a rate of 12% per annum, payable monthly, and matured on August 31, 2004. A conversion feature was added on October 20, 2003 which allows the loan amount to be converted into shares of the Company at a price of $0.30 per share which conversion feature expired effective August31, 2004. Upon conversion of the loan the holder will also receive share purchase warrants entitling the holder to purchase 333,333 shares of the Company at a price of $0.40 per share for a two year period. The Company may repay the loan during the term of the loan with a penalty equivalent to three months of interest. An agent's fee of $8,000 was paid on the loan. As of August 31, 2004 this loan and accrued interest is due and payable in full, and the term of the loan has expired. To date the Company has not received a demand for payment and the Company intends to repay the loan in full. Accordingly, the Company has accrued interest on this loan to December 31, 2004.

As at December 31, 2004 $2,000 of accrued and unpaid interest is included in accounts payable.

NOTE 4 - CAPITAL STOCK

On July 8, 2003, the Company issued 2,777,778 shares of its capital stock in settlement of $500,000 of debt owed to Capital Alliance Group Inc. ("CAG"), the Company's parent company.

NOTE 4 - CAPITAL STOCK (cont'd)

2001 Stock Option Plan

Effective October 10, 2001, the Company adopted The 2001 Stock Option Plan (the "2001 Plan") allowing for the awarding of options to acquire shares of the Company's common stock. The 2001 Plan allows for Non-qualified Stock Options to be awarded to employees, officers, directors and consultants of the Company and for Incentive Stock Options to be awarded to employees of the Company. The maximum number of options issuable under this plan cannot exceed 2,500,000 of which a maximum of 700,000 can be Incentive options. The incentive options must be granted at a minimum of market value of the Company's common stock and for a term not to exceed 5 years. Unless otherwise determined, the Incentive options will vest to the holder as follows: 30% six months following the award date, 40% twelve months following the award date and 30% eighteen months following the award date. The non-qualified options vest immediately, must be granted at a minimum of 85% of the market value of the Company's common stock and for a term not to exceed 10 years. In January 2004 the Company adopted a new Stock Option Plan (see below).

Effective October 10, 2001 the Company awarded a total of 2,150,000 non-qualified options at a price of $0.57 under the 2001 Plan to certain employees, officers, directors and consultants of the Company and certain of its subsidiaries. Of these options, 940,000 were deemed to be a modification of options granted under the original Plan and as such are subject to variable accounting in accordance with the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"). During the year ended December 31, 2004, 290,000 of the stock options that were subject to variable accounting expired leaving 650,000 stock options subject to variable accounting. As at December 31, 2004 the market price of the Company's shares of common stock exceeded the exercise price of these stock options and accordingly, a compensation expense of $117,000 (2003 - $Nil) was recorded.

On June 13, 2003 a total of 320,000 stock options were granted to employees, officers and directors at an exercise price of $0.28, exercisable for a term of five years. The fair value of these stock options of $76,800 was estimated at grant date using the Black-Scholes option-pricing model applying the market value per share and the risk-free interest rate in effect at the grant date of 3%, 193.60% volatility and an expected life of six years and has been reported on a pro-forma basis in Note 2.

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

The following table summarizes the Company's stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2002	1,934,000	$ 0.57	3.78 years
Exercised	(70,000)	0.57
Expired/cancelled	(380,000)	0.57
Granted	320,000	0.28

Balance, December 31, 2003	1,804,000	$ 0.52	3.07 years
Expired/cancelled	(290,000)	0.57
Granted	450,000	0.33

Balance, September 30, 2004	1,964,000	$ 0.47	2.57 years

NOTE 5 - RELATED PARTY TRANSACTIONS

Included in accounts payable are unpaid management fees of $43,000 owing to a Director of the Company.

During the year ended December 31, 2004 CAG made net cash advances to the Company of $67,639 (2003 - $257,425 net cash advances from the Company to CAG), and CAG paid or incurred expenses on behalf of the Company of $103,926 (2003 - $8,000). During the year ended December 31, 2003 CAG converted $500,000 of inter-corporate debt into 2,777,778 shares of the Company at $0.18 per share. As at December 31, 2004 $104,565 was owing by the Company to CAG (2003 - $67,000 owing from CAG to the Company).

During the year ended December 31, 2004 the Company incurred management and consulting fees to Directors of the Company in the amount of $122,600 (2003 - $148,329).

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

NOTE 7 - INCOME TAXES

A reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	December 31, 2004	December 31, 2003

Federal Income Tax Rate	34.0%	34.0%
Effect of valuation allowance	(34.0%)	(34.0%)

Effective Income Tax Rate	-	-

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

	Year ended December 31, 2004	Year ended December 31, 2003

Income (loss) before income taxes	$ (353,455)	$ 338,819

Current income taxes (recovery)	$ (120,175)	$ 115,198
Non-cash stock based compensation	61,540	-
Unrecognized (recognized) benefits of non-capital losses	58,635	(115,198)

Total current income taxes (recovery)	$ -	$ -

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	2004	2003

Future income tax assets (liabilities):
Operating losses available for future periods	$ 203,455	$ 31,000

	203,455	31,000
Valuation allowance	(203,455)	(31,000)

Net future income tax asset (liability)	$ -	$ -

The Company has incurred operating losses of approximately $203,455 which, if unutilized, will expire through 2020. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The Company has not recorded a tax provision for the current period as sufficient tax loss carryforwards are available to offset any income which may be subject to income taxes.

NOTE 8 - PROPOSED ACQUISITIONS

Effective July 7, 2004 the Company entered into an agreement to acquire 90% of the issued and outstanding shares of Fidelity Asset Management Inc. ("FAM"), a broker-dealer based in Huntington Beach, California, for $10,000 cash. FAM is a NASD registered full service broker-dealer in good standing with the regulatory bodies. The Company is awaiting final NASD approval for the acquisition of FAM. As at December 31, 2004 the acquisition of FAM was not completed. It is anticipated that the acquisition of FAM will be completed in April 2005.

On July 22, 2004 the Company announced a planned acquisition of the business operations of CPY Holdings LLC ("CPY"), a broker-dealer based in Fremont, California. As at December 31, 2004 the acquisition of CPY was not completed. The Company will not be proceeding with the acquisition of CPY as a result of CPY not meeting certain revenue requirements as stipulated by the Company.

On January 7, 2005, the Company ("SE Global"), CAG, and Sun Media Investment Holdings Limited, the majority stockholder of Asia Network Technologies Limited ("AsiaNet"), entered into an engagement term sheet (the "Term Sheet") for the acquisition of the business assets of Asia Multi-Media Technology Services Holdings Limited ("AMMT-BVI"), which is British Virgin Islands incorporated company wholly-owned by AsiaNet. The parties originally planned on structuring the acquisition as an asset acquisition; however, the parties have subsequently decided to structure the acquisition as a direct or indirect share purchase of all the issued and outstanding share capital of AMMT-BVI. Given this change the transaction will require approval from the stockholders of SE Global. SE Global expects to file with the SEC a preliminary proxy statement on Schedule 14A with respect to the transactions as soon as practicable upon completion of the audit of AMMT-BVI's 2004 financial statements. No formal agreements have been signed by the parties. Currently, the parties are completing their due diligence of one another and are negotiating the final form of all agreements and documents related to the proposed transactions. On completion of the transaction SE Global has agreed to issue 341,500,000 post-split restricted shares of its common stock to Asia Net and related parties. On closing of the transaction Asia Net and related parties will control approximately 97% of the outstanding common stock of SE Global on a fully diluted basis after giving effect to a proposed two for one reverse split of SE Global's issued and outstanding share capital.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We have had no change in, or disagreements with, our principal independent accountant during our past two fiscal years.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B. Other Information

None

PART III

Item 9. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The following table sets forth the names of all directors and executive officers of the SE Global as of December 31, 2004 and March 25, 2005. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.
Name	Age	Position with the Company	Date Position First Held
Hong-Lip Yow	32	President, Chief Operating Officer and Director	Jan. 6, 2004
Toby Chu	44	Chief Executive Officer, Chairman and Director	Feb. 20, 2001
Prithep Sosothikul	46	Director	Feb. 21, 2001
G. David Richardson	53	Director	Feb. 21, 2001
Sukanya Prachuabmoh	53	Director	Feb. 21, 2001

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

Toby Chu, Chief Executive Officer, Chairman and Director. Mr. Toby Chu has been the President, CEO, and a Director of SE Global since it was founded in 1999. Since 1986, Mr. Toby Chu has also been the President, CEO, and Director of Capital Alliance Group Inc, a Canadian listed company, and parent company of SE Global Equities Corp. Mr. Chu also serves on the Board of Directors for several other privately and publicly held companies in Canada, United States, Hong Kong, China and Switzerland. Mr. Chu has an extensive experience in business management and administration particularly in the areas of Initial Public Offering, Reverse Take Over, Merger Acquisition, Corporate Finance and Venture Capital.

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

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships

The Chief Executive Officer and the Chief Financial Officer are brother-in-laws.

Involvement in Certain Legal Proceedings

During the past five years, none of our directors, or persons nominated to become a director, or executive officer, promoter or control person:

    was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
    was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
    was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
    as found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

SE Global does not have a separately-designated standing audit committee. Rather, SE Global's audit committee function is carried out by the CEO and CFO, neither of whom meet the independent requirements for an audit committee member. SE Global's audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. SE Global has adopted an audit committee charter.

Disclosure Committee and Charter

SE Global has a disclosure committee and disclosure committee charter. SE Global 's disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about SE Global and the accuracy, completeness and timeliness of SE Global's financial reports.

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

To the best of our knowledge, during the fiscal year ended December 31, 2004, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Code of Ethics

SE Global has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of SE Global's adopted code of ethics is attached to this annual report. SE Global undertakes to provide any person with a copy of its code of ethics free of charge. Please contact the Company at 604-871-9909 to request a copy of SE Global's code of ethics. Management believes SE Global's code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10. Executive Compensation

Summary of Compensation of Executive Officers

The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three complete fiscal years. No other officer or director received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compen- sation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts
Toby Chu CEO and Director(1)	2004 2003 2002	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	100,000(5) 100,000(3) Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Hong-Lip Yow President(2)	2004 2003 2002	USD $68,600 USD $57,600 USD $40,200	Nil Nil Nil	Nil Nil Nil	50,000(4) Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Notes:
(1)	Mr. Chu was appointed President, Chief Executive Officer and a director of SE Global on February 20, 2001. Mr. Chu stepped aside as President of SE Global to make room for Mr. Hong-Lip Yow to step into that position. Mr. Chu remains CEO and has been appointed to the position of Chairman.
(2)	Mr. Yow was appointed President of SE Global of January 6, 2004.
(3)	Mr. Chu was granted options to purchase 100,000 common shares in the capital of SE Global, pursuant to our 2001 Stock Option Plan. The options are exercisable at a price of $0.28 per share and expire on June 12, 2008.
(4)	Mr. Yow was granted options to purchase 50,000 common shares in the capital of SE Global, pursuant to our 2004 Stock Option Plan. The options are exercisable at a price of $0.33 per share and expire on February 2, 2009.
(5)	Mr. Chu's company, Concordia Financial Management Corp., was granted optioned to purchase 100,000 common shares in the capital of SE Global, pursuant to our 2004 Stock Option Plan. The options are exercisable at a price of $0.33 per share and expire on February 2, 2009.

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

Stock Options/SAR Grants

The following grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2004 to our named executive officers:

Options Granted to Our Named Executive Officers
in the Year Ended December 31, 2004

Name	Number of Shares of Common Stock Underlying Options Granted	% of Total Options Granted(1)	Exercise or Base Price ($/Share)	Expiration Date
Toby Chu	100,000	25%	$0.33	February 2, 2009
Hong-Lip Yow	50,000	12.5%	$0.33	February 2, 2009
Note:
(1)	The total number of options to purchase common shares granted to employees/consultants/officers/directors during the fiscal year ended December 31, 2004 was 200,000.

Value of the Options Granted in the Year Ended December 31, 2004

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares of Common Stock Underlying Unexercised Options as December 31, 2004 Exercisable / Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2004 Exercisable / Unexercisable(1)
Toby Chu	Nil	Nil	100,000	33,000(2)
Hong-Lip Yow	Nil	Nil	100,000	33,000(2)

Note:
(1)	The closing bid price on December 31, 2004 was $0.33.
(2)	The closing bid price on December 31, 2004 was $0.95 giving a value of unexercised in the money options as of December 31, 2004 of $95,000 each.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Toby Chu	Nil	Nil	Nil	Nil
Hong-Lip Yow	Nil	Nil	Nil	Nil

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

Compensation of Directors

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended December 31, 2004. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

On October 10, 2001, we granted an aggregate of 300,000 options to purchase common shares in the capital of our company to four (4) of our directors and 290,000 options to purchase common shares in the capital of our company to a director who is also an officer of our company. The options are exercisable at a price of $0.57 per share and expire on October 9, 2006.

On June 13, 2003, SE Global granted an aggregate of 120,000 options to purchase common shares in the capital of our company to four (4) of our directors and 100,000 options to purchase common shares in the capital of SE Global to a director who is also an officer of SE Global. The options are exercisable at a price of $0.28 per share and expire on June 12, 2008.

On February 3, 2004, SE Global granted an aggregate of 150,000 options to purchase common shares in the capital of our company to two (2) of our directors who are also officers of SE Global. The options are exercisable at a price of $0.33 per share and expire on February 2, 2009.

Stock Option Plan

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

Effective October 10, 2001 the Company awarded a total of 2,150,000 non-qualified options at a price of $0.57 under the 2001 Plan to certain employees, officers, directors and consultants of the Company and certain of its subsidiaries. Of these options, 940,000 were deemed to be a modification of options granted under the original Plan and as such are subject to variable accounting in accordance with the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"). During the year ended December 31, 2004, 290,000 of the stock options that were subject to variable accounting expired leaving 650,000 stock options subject to variable accounting. As at December 31, 2004 the market price of the Company's shares of common stock exceeded the exercise price of these stock options and accordingly, a compensation expense of $117,000 (2003 - $Nil) was recorded.

On June 13, 2003 a total of 320,000 stock options were granted to employees, officers and directors at an exercise price of $0.28, exercisable for a term of five years. The fair value of these stock options of $76,800 was estimated at grant date using the Black-Scholes option-pricing model applying the market value per share and the risk-free interest rate in effect at the grant date of 3%, 193.60% volatility and an expected life of six years and has been reported on a pro-forma basis.

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

On January 26, 2004 a total of 200,000 non-qualified stock options were granted to consultants at an exercise price of $0.33 per share, exercisable for a term of five years and a total of 250,000 non-qualified stock options were granted to employees, officers and directors at a price of $0.33 per share, exercisable for a term of five years. The fair value of these stock options was estimated at grant date using the Black-Scholes option-pricing model applying the market value per share and the risk-free interest rate in effect at the grant date of 2%, 213% volatility and an expected life of five years resulting in a consulting expense of $64,000 and a pro forma expense of $80,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan

The following table provides information as of December 31, 2004, concerning shares of our common stock authorized for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,912,000	$0.51	588,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total:	1,912,000	$0.51	588,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as at March 25, 2005, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers.

Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Hong-Lip Yow, President, COO and Director P.O. Box 297, 1142 South Diamond Bar Boulevard, Diamond Bar, CA 91765	50,000(2)	0.28%
Toby Chu President, CEO and Director 3780 Kilby Court Richmond, BC, Canada V6X 3M9	490,000(3)	2.78%
Tim Leong, Chief Financial Officer, Secretary and Treasurer 3245 E. 17th Avenue Vancouver, BC, Canada V5M 2N9	95,000(4)	0.54%
Prithep Sosothikul, Director 85 Sukumvit Soi-39 Bangkok, Thailand 10110	100,000(5)	0.57%
G. David Richardson, Director 2890 West 47th Avenue Vancouver, BC Canada V6N 3N7	140,000(6)	0.79%
Sukanya Prachuabmoh, Director 51/76 Sukhumvit 23 Bangkok, Thailand 10110	40,000(7)	0.23%
Capital Alliance Group Inc. 1200 - 777 West Broadway Vancouver, BC V5Z 4J7	14,503,905(8)	82.48%
Directors and Executive Officers as a Group(9)	915,000	4.89%
Notes:
(1)	Based on 17,643,739 shares of common stock issued and outstanding as of March 30, 2005. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2)	Includes 50,000 options to purchase common shares in the capital of our company.
(3)	Includes 490,000 options to purchase common shares in the capital of our company.
(4)	Includes 95,000 options to purchase common shares in the capital of our company.
(5)	Includes 100,000 options to purchase common shares in the capital of our company.
(6)	Includes 140,000 options to purchase common shares in the capital of our company.
(7)	Includes 40,000 options to purchase common shares in the capital of our company.
(8)	Our President and CEO, Toby Chu, is also the President, CEO and a director of Capital Alliance Group Inc.
(9)	Percentage is calculated assuming the options held by the officers and directors have been exercised.

Changes in Control

On January 7, 2005, SE Global signed a non-binding term sheet with Sun Media, providing for transactions that, once completed, will result in a change of control of SE Global. Under the terms sheet SE Global either directly or indirectly will acquire all the issued and out standing share capital of AMMT-BVI. The stockholders of AMMT-BVI and related parties at closing the transaction will own 97% of the issued and outstanding share capital of SE Global, with the existing SE Global stockholders owning the remaining 3%. The transaction is subject to various conditions to closing, including:

  a certified business valuator having provided an independent valuation report confirming the assets being acquired have a current market value of not less than US $269,470,000;
  SE Global must be current with all reports it is required to be filed under the Securities Exchange Act of 1934, as amended;
  SE Global must have obtained all necessary stockholder approvals;
  recapitalization and appointment of new directors;
  CAG must complete the sale of 450,000 shares of SE Global to Sun Media;
  all representations and warranties contained in the asset acquisition agreement must be true in all material respects as of the closing date;
  the performance of all agreements, covenants and obligations required to be performed under the asset acquisition agreement as of the closing date;
  receipt by the parties of the necessary officers' certificates and legal opinions;
  receipt of all third party consents that may be required from government bodies and others;
  the resignation of the current directors and officers of SE Global;
  the appointment of the nominees of Asia Net to the Board of Directors of SE Global and the resignation of the current Board of Directors of SE Global; and
  no injunction or litigation having been commenced regarding the Transaction.

The parties are currently negotiating the formal documents required complete the Transaction. These documents include an asset acquisition agreement, share purchase agreement, a pooling agreement and other documents referencing the parties' intent set out in the Term Sheet.

(See ITEM 6. Management's Discussion and Analysis or Plan of Operations).

Item 12. Certain Relationships and Related Transactions

Included in accounts payable are unpaid management fees of $43,000 owing to a Director of the Company. These amounts are non-interest bearing and have no stated terms of repayment.

During the year ended December 31, 2004 the Company received net cash advances from CAG of $96,565 (2003 - $682,425 net cash advances to CAG). As at December 31, 2004 $104,565 was owing from the Company to CAG (December 31, 2003 - $8,000).

During the year ended December 31, 2004 the Company incurred management and consulting fees to Directors of the Company in the amount of $122,600 (2003 - $148,329).

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)
3.2	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)
3.3	Certificate of Amendment to Articles of Incorporation, dated April 11, 2001 (incorporated by reference from our Form 10-KSB, filed April 1, 2002)
14.1	Code of Ethics
21	Subsidiaries of SE Global Equities Corp.
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certificate of CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Disclosure Committee Charter
99.2	Audit Committee Charter

Reports of Form 8-K

Date of Report	Date of Event	Item Reported
March 22, 2004	March 18, 2004	Resignation of Mr. Ken Lee
January 6, 2004	January 6, 2004	Mr. Hong-Lip Yow is appointed President and Chief Operating Officer and Toby Chu has resigned from the position of President will continue to serve as Chief Executive Officer and Chairman of SE Global Equities Corp.

Item 14. Principal Accountant Fees and Services

During the fiscal years ended December 31, 2004 and December 31, 2003, Dale Matheson Carr-Hilton Labonte ("DMCL") provided various audit, audit related and non-audit services to us as follows:

	December 31, 2004	December 31, 2003

Audit and audit related service fees	30, 500	28, 600
Non-audit service fees	N:1	7, 300

The non-audit services in 2003 consisted solely of assistance in the preparation and filing of corporate tax returns for the Company and certain of its subsidiaries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SE GLOBAL EQUITIES CORP.

            /s/ Hong-Lip Yow

By: _____________________________
Mr. Hong-Lip Yow, President and COO
Date: March 31, 2005

        /s/ Toby Chu

By: _____________________________
Mr. Toby Chu, CEO, Chairman & Director
Date: March 31, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Hong-Lip Yow By: _____________________________ Mr. Hong-Lip Yow, President and COO Date: March 31, 2005	/s/ Prithep Sosothikul By: _____________________________ Prithep Sosothikul Date: March 31, 2005
/s/ Toby Chu By: _____________________________ Mr. Toby Chu, CEO, Chairman & Director Date: March 31, 2005	/s/ G. David Richardson By: _____________________________ G. David Richardson Date: March 31, 2005
/s/ Tim Leong By: _____________________________ Tim Leong, Chief Financial Officer Date: March 31, 2005	/s/ Sukanya Prachuabmoh By: _____________________________ Sukanya Prachuabmoh Date: March 31, 2005