Form 10QSB
period 2005-03-31
SE GLOBAL EQUITIES CORP
filed 2005-05-17
CIK 1088005

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated average burden hours per response: 182.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly nine month period ended: March 31, 2005

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

18,003,740 common shares issued and outstanding as of May 14, 2005

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
As used in this annual report, the terms "we", "us", "our", "SE Global", "SEG", and "the Company" mean SE Global Equities Corp. and its wholly-owned subsidiaries SE Global Capital, Inc. (formerly SE Global Direct, Inc.) and Global-American Investments, Inc., unless otherwise indicated.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements of SE Global for the three months ended March 31, 2005, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SE GLOBAL EQUITIES CORP.

INTERIM CONSOLIDATED Financial Statements

MARCH 31, 2005

(Unaudited)

CONSOLIDATED Balance Sheets

INTERIM CONSOLIDATED Statements of Operations

INTERIM CONSOLIDATED Statements of Cash Flows

Notes to INTERIM CONSOLIDATED Financial Statements

SE GLOBAL EQUITIES CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

CURRENT
Cash and short-term investments	$ 61,019	$ 44,205
Accounts receivable	14,880	15,479
Prepaid expenses and deposits	31,082	37,082

	106,981	96,766

FIXED ASSETS	21,273	23,298
CLEARING BROKER DEPOSIT	46,980	51,980

	$ 175,234	$ 172,044

LIABILITIES

CURRENT
Accounts payable	$ 102,103	$ 108,875
Loan payable (Note 3)	100,000	100,000

	202,103	208,875

DUE TO PARENT COMPANY (Note 5)	141,882	104,565

CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CAPITAL STOCK (Note 4)
Common stock $.01 par value; 100,000,000 shares authorized
17,653,740 (2004 - 17,583,740) shares issued and outstanding	176,537	175,837
ADDITIONAL PAID IN CAPITAL	6,023,409	4,976,709
DEFICIT	(6,368,697)	(5,293,942)

	(168,751)	(141,396)

	$ 175,234	$ 172,044

The accompanying notes are an integral part of these interim consolidated financial statements.

SE GLOBAL EQUITIES CORP.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31, 2005	Three Months ended March 31, 2004

REVENUES
Brokerage commissions	$ 248,662	$ 665,218
Direct costs	139,402	540,737

	109,260	124,481
Other income	529	60,470

	109,789	184,951

EXPENSES
Depreciation	2,025	-
Consulting - stock based compensation (Note 4)	1,007,500	64,000
General and administrative	61,728	55,144
Management fees and salaries	76,520	100,502
Professional fees	36,771	18,460

	1,184,544	238,106

NET INCOME (LOSS) FOR THE PERIOD	$ (1,074,755)	$ (53,155)

BASIC NET INCOME (LOSS) PER SHARE	$ (0.06)	$ (0.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	17,609,518	17,583,740

The accompanying notes are an integral part of these interim consolidated financial statements.

SE GLOBAL EQUITIES CORP.

INTERIM CONSOLIDATED Statements of cash flows

(Unaudited)

	Three Months ended March 31, 2005	Three Months ended March 31, 2004

Cash flows from operating activities
Net loss for the period	$ (1,074,755)	$ (53,155)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation and amortization	2,025	-
- stock based compensation	1,007,500	64,000
- accounts receivable	599	8,355
- prepaid expenses	6,000	3,000
- accounts payable	(6,772)	(158,026)

CASH FLOWS USED IN OPERATING ACTIVITIES	(65,403)	(135,826)

CASH FLOWS FROM INVESTING ACTIVITIES
- fixed assets	-	(4,037)
- clearing broker deposit	5,000	-

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	5,000	(4,037)

CASH FLOWS FROM FINANCING ACTIVITIES
- issuance of common stock for cash	39,900	-
- advances from parent company	37,317	25,041

CASH FLOWS FROM FINANCING ACTIVITIES	77,217	25,041

INCREASE (DECREASE) IN CASH	16,814	(114,822)

CASH, BEGINNING OF PERIOD	44,205	267,891

CASH END OF PERIOD	$ 61,019	$ 153,069

Supplemental disclosures:

Interest paid	$ -	$ -

Taxes paid	$ -	$ -

SUPPLEMENTAL CASH FLOW INORMATION: Refer to Note 4.

The accompanying notes are an integral part of these interim consolidated financial statements.

SE GLOBAL EQUITIES CORP.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

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

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of its assets is dependent upon the ability of the Company to maintain profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. To date, the Company has incurred losses since inception totaling $6,368,697, had a working capital deficit of $95,122 at March 31, 2005 and continues to rely on outside equity capital to finance recurring operating losses.

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

On January 7, 2005, the Company, Capital Alliance Group Inc. ("CAG"), and Sun Media Investment Holdings Limited entered into an engagement term sheet for the proposed acquisition by the Companpy of the business assets of Asia Multi-Media Technology Services Holdings Limited (refer to Note 8).

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

MARCH 31, 2005

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

SE GLOBAL EQUITIES CORP.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 4:

		March 31, 2005	March 31, 2004

Net loss for the period	As reported	$ (1,074,755)	$ (53,155)
SFAS 123 compensation expense	Pro-forma	-	(80,000)

Net loss for the period	Pro-forma	$ (1,074,755)	$ (133,155)

Pro-forma basic net loss per share	Pro-forma	$ (0.06)	$ (0.01)

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

NOTE 3 - LOAN PAYABLE

The $100,000 loan was received on August 25, 2003, bears interest at a rate of 12% per annum, payable monthly, and matured on August 31, 2004. A conversion feature was added on October 20, 2003 which allows the loan amount to be converted into shares of the Company at a price of $0.30 per share which conversion feature expired effective August 31, 2004. Upon conversion of the loan the holder will also receive share purchase warrants entitling the holder to purchase 333,333 shares of the Company at a price of $0.40 per share for a two year period. The Company may repay the loan during the term of the loan with a penalty equivalent to three months of interest. An agent's fee of $8,000 was paid on the loan. As of August 31, 2004 this loan and accrued interest is due and payable in full, and the term of the loan has expired. To date the Company has not received a demand for payment and the Company intends to repay the loan in full. Accordingly, the Company has accrued interest on this loan to March 31, 2005.

As at March 31, 2005 $5,000 (December 31, 2004 - $2,000) of accrued and unpaid interest is included in accounts payable.

Subsequent to March 31, 2005 the Company repaid all outstanding principal and interest in connection with this loan.

NOTE 4 - CAPITAL STOCK

On July 8, 2003, the Company issued 2,777,778 shares of its capital stock in settlement of $500,000 of debt owed to its parent company Capital Alliance Group Ltd. ("CAG").

SE GLOBAL EQUITIES CORP.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

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

Effective October 10, 2001 the Company awarded a total of 2,150,000 non-qualified options at a price of $0.57 under the 2001 Plan to certain employees, officers, directors and consultants of the Company and certain of its subsidiaries. Of these options, 940,000 were deemed to be a modification of options granted under the original Plan and as such are subject to variable accounting in accordance with the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"). . No compensation expense relating to these stock options was recorded during the period ended March 31, 2004 as the market price of the Company's shares of common stock is less than the exercise price of these stock options. During 2004, 290,000 of the stock options that were subject to variable accounting expired leaving 650,000 stock options subject to variable accounting. As at March 31, 2005 the market price of the Company's shares of common stock exceeded the exercise price of these stock options and accordingly, a compensation expense of $1,007,500 was recorded.

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

SE GLOBAL EQUITIES CORP.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

NOTE 4 - CAPITAL STOCK (cont'd)

The following table summarizes the Company's stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2003	1,804,000	$ 0.52	3.07 years
Expired/cancelled	(290,000)	0.57
Granted	450,000	0.33

Balance, December 31, 2004	1,964,000	0.47	2.57 years
Expired/cancelled	-	-
Exercised	(70,000)	0.57
Granted	-	-

Balance, March 31, 2005	1,894,000	$ 0.46	2.36 years

NOTE 5 - RELATED PARTY TRANSACTIONS

Included in accounts payable are unpaid management fees of $43,000 (2004 - $43,000) owing to a Director of the Company.

During the period ended March 31, 2005 the Company received net cash advances from CAG of $37,317 (2004 - $25,04.

During the period ended March 31, 2005 the Company incurred management and consulting fees to Directors and Officers of the Company in the amount of $21,000 (2004 - $29,900).

Amounts due to and from related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Reger to Note 7.

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

NOTE 7 - SUBSEQUENT EVENTS

During the month of April 2005, a total of 350,000 stock options were exercised for proceeds of $196,600 of which $153,600 was received in cash and $43,000 by way of offset of amounts owing to a director of the Company.

On April 15, 2005 the loan payable amount of $100,000 plus accrued interest was paid in full.

NOTE 8 - PROPOSED ACQUISITIONS

Effective July 7, 2004 the Company entered into an agreement to acquire 90% of the issued and outstanding shares of Fidelity Asset Management Inc. ("FAM"), a broker-dealer based in Huntington Beach, California, for $10,000 cash. FAM is a NASD registered full service broker-dealer in good standing with the regulatory bodies. The Company is awaiting final NASD approval for the acquisition of FAM. As at March 31, 2005 the acquisition of FAM was not completed and subsequently management determined that they were not going to complete this proposed acquisition.

SE GLOBAL EQUITIES CORP.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

On January 7, 2005, the Company ("SEG"), CAG, and Sun Media Investment Holdings Limited, the majority stockholder of Asia Network Technologies Limited ("AsiaNet"), entered into an engagement term sheet (the "Term Sheet") for the acquisition of the business assets of Asia Multi-Media Technology Services Holdings Limited ("AMMT-BVI"), which is British Virgin Islands incorporated company wholly-owned by AsiaNet. The parties subsequently decided to structure the acquisition as a direct or indirect share purchase of all the issued and outstanding share capital of AMMT-BVI. Given this change the transaction will require approval from the stockholders of SE Global. SE Global expects to file with the SEC a preliminary proxy statement on Schedule 14A with respect to the transactions as soon as practicable upon completion of the audit of AMMT-BVI's 2004 financial statements. Currently, the parties are completing their due diligence of one another and are negotiating the final form of all agreements and documents related to the proposed transactions. On completion of the transaction SE Global has agreed to issue 341,500,000 post-split restricted shares of its common stock to Asia Net and related parties. On closing of the transaction Asia Net and related parties will control approximately 97% of the outstanding common stock of SE Global on a fully diluted basis after giving effect to a proposed two for one reverse split of SE Global's issued and outstanding share capital.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview.

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

The following comparisons are of our financial results for the three month period ended March 31, 2005 and March 31, 2004.

Results of Operations.

Three month period ended March 31, 2005 compared to three month period ended March 31, 2004

Revenue Total revenue for the three month period ended March 31, 2005 was $248,662 compared to revenues of $665,218, for the three month period ended March 31, 2004, a decrease of 63%. All of our revenue for the three month period ended March 31, 2005, was derived from online direct access trading services provided through our subsidiary Global-American Investments, Inc. The decrease in revenues during the current period was due to a weak and volatile equity market.

Our direct costs, consisting of trade clearing charges, quotation costs and commissions, were $139,402 for the three month period ended March 31, 2005, compared to $540,737 for the three month period ended March 31, 2004, a decrease of 74%. Net margins averaged 44% in the current period compared to 19% in the prior period. The increase in margins for the three month period ended March 31, 2005 was a result of more retail trading as opposed to wholesale trading. In wholesale trading commissions are paid to licensed brokers to generate high volume trading but at the expense of lower margins. In retail trading no commissions are paid to licensed brokers but at the expense of lower trading volume.

Other income of $60,470 during the three months ended March 31, 2004 was comprised primarily of forfeited deposits from certain consulting contracts. There were no forfeited deposits during the three months ended March 31, 2005.

Our ability to achieve profitability in the future will depend upon our ability to expand our brand awareness and client base, increase our global market presence and reduce our operating costs. In order to achieve these goals, we will need to increase spending on marketing and enhance our cost control program.

Expenses Total expenses increased from $238,106 for the three month period ended March 31, 2004 to $1,184,544 for the three month period ended March 31, 2005. Included in total expenses was a non-cash stock-based compensation expense of $1,007,500 which accounted for 85% of the total expenses during the three month period ended March 31, 2005.

Management fees and salaries for the three month period ended March 31, 2005 was $76,520, compared to $100,502 for the three month period ended March 31, 2004, a decrease of 24%. General and administrative costs for the three month period ended March 31, 2005 were $61,728, compared to $55,144 for the three month period ended March 31, 2004, an increase of 12%. Professional fees for the three month period ended March 31, 2005 was $36,771 compared to $18,460 for the three month period ended March 31, 2004, an increase of 99%.

We generated a net loss of $1,074,755 for the three month period ended March 31, 2005 compared to a net loss of $53,155 for the three month period ended March 31, 2004. Of the $1,074,755 net loss for the three month period ended March 31, 2005, $1,007,500 was attributable to the non-cash stock-based compensation charge against income.

Stock-Based Compensation Expense.
During Fiscal 2001 certain stock options were modified and as such caused them to be subject to Variable Accounting in accordance with the provisions of the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25.

We realized a non-cash stock-based compensation expense of $1,007,500 for the three month period ended March 31, 2005. This non-cash stock-based compensation expense was a result of the application of the Variable Accounting Rules to the stock options that were modified in Fiscal 2001.

According to the Variable Accounting Rules, the difference between the market price and the exercise price of each stock option is charged against income as a non-cash stock-based compensation expense. With the increased market value of SE Global's share price during the three month period ended March 31, 2005 the resulting charge against income amounted to $1,007,500 as a non-cash stock-based compensation expense.

A $64,000 non-cash stock-based compensation expense was realized for the three month period ended March 31, 2004 relating to the granting of stock options.

Liquidity and Capital Resources.
As at March 31, 2005, we had $107,999 in cash on hand (comprised of $61,019 unrestricted cash and $46,980 clearing deposit). In comparison, as at December 31, 2004 we had cash on hand of $96,185 (comprised of $44,205 of unrestricted cash and $51,980 of clearing deposit). The unrestricted cash is available for general working capital purposes while the clearing deposit is held by the trade clearing house.

For the three month period ended March 31, 2005, we expended, before depreciation and non-cash stock-based compensation, approximately $58,300 per month to operate our business, compared to approximately $58,000 per month for operation of our business for the three month period ended March 31, 2004.  Areas of significant expenditure include management fees, salaries and benefits, professional fees, rent and office costs.

During the three month period ended March 31, 2005 SE Global received net cash advances from Capital Alliance Group Inc. ("CAG"), the parent company of SE Global, of $37,317 (2004 - $25,041). As at March 31, 2005, $141,882 was owing by SE Global to CAG (December 31, 2004 - $104,565).

A total of 70,000 stock options were exercised during the current period. Proceeds of $39,900 were received in connection with the exercise of the stock options.

To achieve our goals and objectives for the next nine months, we plan to raise additional capital through private placements of our equity securities, proceeds received from the exercise of outstanding options, continued financing from our parent company, CAG, and, if available on satisfactory terms, debt financing.

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

Off-Balance Sheet Arrangement.
As of March 31, 2005, we have had no off-balance sheet arrangements.

Research and Development.
We did not expend any fund towards research and development during the three month period ended March 31, 2005 and we do not anticipate incurring any significant expenditures on research and development over the next nine months.

Capital Expenditure Commitments.
We did not undertake any capital expenditure commitments during the three month period ended March 31, 2005, and do not anticipate any significant purchase or sale of equipment over the next nine months.

Strategic Acquisitions - Recent Development - Term Sheet Signed with Sun Media
On January 7, 2005, SE Global, CAG, and Sun Media Investment Holdings Limited, the majority stockholder of Asia Network Technologies Limited ("AsiaNet"), entered into an engagement term sheet (the "Term Sheet") which outlined the documents and steps necessary to acquire the business assets of Asia Multi-Media Technology Services Holdings Limited ("AMMT-BVI"), which is British Virgin Islands incorporated company wholly-owned by AsiaNet, and related transactions. The parties have subsequently decided to structure the acquisition as a direct or indirect share purchase of all the issued and outstanding share capital of AMMT-BVI. Given this change the transaction will require approval from the stockholders of SE Global. SE Global expects to file with the SEC a preliminary proxy statement on Schedule 14A with the respect to the transactions as soon as practicable upon completion of the audit of AMMT-BVI's 2004 financial statements. Currently, the parties are completing their due diligence of one another and are negotiating the final form of all agreements and documents related to the proposed transactions.

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

AMMT-BVI is a newly formed British Virgin Island company. We have been told AMMT-BVI owns a 100% interest in an advanced fiber-optic network in the Peoples' Republic of China ("PRC"). The network is a 32,440 kilometer two-core national IP protocol fiber optic network serving 440 cities in the PRC. The network includes 370 ground stations, and supports 10 G/bs multimedia transmission, upgradeable to 20 G/bs in its second phase. Asia Net's stockholders Sun Media (50% ownership), Mr. Huang Zhiping (37.5%) and Mr. Ma Jiankai (12.5% ownership) provide AMMT-BVI with access to expertise and extensive contacts in the television, telecommunication, cable and internet industries in the PRC. It is our intent to leverage this physical network of AMMT-BVI with the content assets and alliances of associated companies to our new majority stockholders and new Board of Directors.

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

Item 2. Changes in Securities.

During the month of March 2005, a total of 70,000 stock options were exercised for proceeds of $39,900. During the month of April 2005, a total of 350,000 stock options were exercised for proceeds of $196,600.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

At a shareholders' meeting on March 31, 2005, SEG received conditional approval for a 1:2 reverse stock split of the Company's capital stock.

Item 5. Other Information.

Audit Committee

SE Global does not have a separately-designated standing audit committee. Rather, SE Global's audit committee is comprised of all of its officers. Toby Chu and Tim Leong are the only members of SE Global's audit committee, neither of who meet the independent requirements for an audit committee member. SE Global's audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. SE Global has adopted an audit committee charter.

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

SE GLOBAL EQUITIES CORP.
Date: May 16, 2005	/s/ Toby Chu By:_____________________________ Toby Chu , President and CEO/Director
Date: May 16, 2005	/s/ Tim Leong By:_____________________________ Tim Leong, Chief Financial Officer