Form 10KSB/A
period 2004-12-31
SE GLOBAL EQUITIES CORP
filed 2005-06-09
CIK 1088005

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31,2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB /A-1

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

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibits

Exhibit Number	Exhibit Title
3 (i) .1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)
3 (i).2	Certificate of Amendment to Articles of Incorporation, dated April 11, 2001 (incorporated by reference from our Form 10-KSB, filed April 1, 2002)
3 (ii)	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)
14.1	Code of Ethics
21	Subsidiaries of SE Global Equities Corp.
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Disclosure Committee Charter
99.2	Audit Committee Charter

Reports of Form 8-K

Date of Report	Date of Event	Item Reported
March 22, 2004	March 18, 2004	Resignation of Mr. Ken Lee
January 6, 2004	January 6, 2004	Mr. Hong-Lip Yow is appointed President and Chief Operating Officer and Toby Chu has resigned from the position of President will continue to serve as Chief Executive Officer and Chairman of SE Global Equities Corp.

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
Date: June 8 , 2005

        /s/ Toby Chu

By: _____________________________
Mr. Toby Chu, CEO, Chairman & Director
Date:   June 8 , 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Hong-Lip Yow By: _____________________________ Mr. Hong-Lip Yow, President and COO Date: June 8 , 2005	/s/ Prithep Sosothikul By: _____________________________ Prithep Sosothikul Date: June 8 , 2005
/s/ Toby Chu By: _____________________________ Mr. Toby Chu, CEO, Chairman & Director Date: June 8 , 2005	/s/ G. David Richardson By: _____________________________ G. David Richardson Date: June 8 , 2005
/s/ Tim Leong By: _____________________________ Tim Leong, Chief Financial Officer Date: June 8 , 2005	/s/ Sukanya Prachuabmoh By: _____________________________ Sukanya Prachuabmoh Date: June 8 , 2005