Form 10QSB
period 2005-06-30
SE GLOBAL EQUITIES CORP
filed 2005-08-15
CIK 1088005

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated average burden hours per response: 182.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly six month period ended: June 30, 2005

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

18,183,740 common shares issued and outstanding as of August 14, 2005

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of SE Global for the six months ended June 30, 2005, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SE GLOBAL EQUITIES CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SE GLOBAL EQUITIES CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

CURRENT
Cash and short-term investments	$ 53,395	$ 44,205
Accounts receivable	-	15,479
Prepaid expenses and deposits	31,082	37,082

	84,477	96,766

FIXED ASSETS	19,248	23,298
CLEARING BROKER DEPOSIT	36,980	51,980

	$ 140,705	$ 172,044

LIABILITIES

CURRENT
Accounts payable	$ 53,977	$ 108,875
Loan payable (Note 3)	-	100,000

	53,977	208,875

DUE TO PARENT COMPANY (Note 5)	142,814	104,565

CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CAPITAL STOCK (Note 4)
Common stock $0.01 par value; 100,000,000 shares authorized
Preferred stock $0.01 par value; 5,000,000 shares authorized
18,023,740 (2004 - 17,583,740) common shares issued and outstanding	180,237	175,837
ADDITIONAL PAID IN CAPITAL	5,967,609	4,976,709
DEFICIT	(6,203,932)	(5,293,942)

	(56,086)	(141,396)

	$ 140,705	$ 172,044

PROPOSED ACQUISITION (Note 8)

The accompanying notes are an integral part of these interim consolidated financial statements.

SE GLOBAL EQUITIES CORP.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30, 2005	Three Months ended June 30, 2004	Six Months ended June 30, 2005	Six Months ended June 30, 2004
REVENUES
Brokerage commissions	$ 178,670	$ 624,752	$ 427,332	$ 1,289,970
Direct costs	96,076	525,395	235,478	1,066,132

	82,594	99,357	191,854	223,838
Consulting and other income	530	2,423	1,059	62,893

	83,124	101,780	192,913	286,731

EXPENSES
Consulting - stock based compensation (recovery)	(276,600)	-	730,900	64,000
Depreciation	2,025	-	4,050	-
General and administrative	66,840	51,416	124,720	101,574
Interest and bank charges	3,041	3,983	6,889	8,969
Management fees and salaries	73,084	97,917	149,604	198,419
Professional fees	49,969	20,478	86,740	38,938

	(81,641)	173,794	1,102,903	411,900

NET INCOME (LOSS) FOR THE PERIOD	$ 164,765	$ (72,014)	$ (909,990)	$ (125,169)

BASIC NET INCOME (LOSS) PER SHARE	$ 0.01	$ (0.00)	$ (0.05)	$ (0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	17,984,949	17,583,740	17,796,226	17,583,740

The accompanying notes are an integral part of these interim consolidated financial statements.

SE GLOBAL EQUITIES CORP.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30, 2005	Six Months ended June 30, 2004
Cash flows from operating activities
Net (loss) income for the period	$ (909,990)	$ (125,169)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation and amortization	4,050	-
- stock based compensation	730,900	64,000
- accounts receivable	15,479	40,007
- prepaid expenses	6,000	(7,633)
- accounts payable	(11,898)	(153,473)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	(165,459)	(182,268)

CASH FLOWS FROM INVESTING ACTIVITIES
- fixed assets	-	(24,806)
- broker deposits	15,000	-

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	15,000	(24,806)

CASH FLOWS FROM FINANCING ACTIVITIES
- loan advances (repayments)	(100,000)	-
- issuance of common shares for cash	204,900	-
- proceeds from shareholder short-swing profits (Note 5)	16,500	-
- advances from (to) parent company	38,249	54,336

CASH FLOWS FROM FINANCING ACTIVITIES	159,649	54,336

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,190	(152,738)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,205	267,891

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 53,395	$ 115,153

Supplemental disclosures:

Interest paid	$ 6,500	$ 5,000

Taxes paid	$ -	$ -

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

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of its assets is dependent upon the ability of the Company to maintain profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. To date, the Company has incurred losses since inception totaling $6,203,932 and continues to rely on outside equity capital to finance recurring operating losses.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Foreign currency transactions

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", since the functional currency of the Company is U.S. dollars, the foreign currency financial statements of the Company's subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders' equity accounts are translated using historical exchange rates. Any re-measurement gain or loss incurred is reported in the consolidated statement of operations.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 4:

Six Months Ended
		June 30, 2005	June 30, 2004

Net income (loss) for the period	As reported	$ (909,990)	$ (125,126)
SFAS 123 compensation expense	Pro-forma	-	(80,000)

Net income (loss) for the period	Pro-forma	$ (909,990)	$ (205,169)

Pro-forma basic net income (loss) per share	Pro-forma	$ (0.05)	$ (0.01)

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

On April 15, 2005, the Company repaid all outstanding principal and interest in connection with this loan.

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

Effective October 10, 2001 the Company awarded a total of 2,150,000 non-qualified options at a price of $0.57 under the 2001 Plan to certain employees, officers, directors and consultants of the Company and certain of its subsidiaries. Of these options, 940,000 were deemed to be a modification of options granted under the original Plan and as such are subject to variable accounting in accordance with the provisions of FIN 44. During 2004, 290,000 of the stock options that were subject to variable accounting expired leaving 650,000 stock options subject to variable accounting and the Company recorded stock-based compensation of $117,000 resulting from an increase in the market price of the Company's shares of common shares. As at March 31, 2005, due to a further increase in the market price of the Company's shares of common stock, the Company recorded additional stock-based compensation of $1,007,500.During the second quarter of 2005, 270,000 of the stock options that were subject to variable accounting expired leaving 380,000 stock options subject to variable accounting. As at June 30, 2004, due to a decline in the market price of the Company's shares of common stock, the Company recorded a stock-based compensation recovery of $276,600 in connection with the stock options subject to variable accounting.

January 2004 Stock Option Plan

Effective January 22, 2004, the Company adopted the 2004 Stock Option Plan (the "2004 Plan") allowing for the awarding of options to acquire shares of the Company's common stock. The 2004 Plan allows for Non-qualified Stock Options to be awarded to employees, officers, directors and consultants of the Company and for Incentive Stock Options to be awarded to employees of the Company. The maximum number of options issuable under this plan cannot exceed 2,500,000 of which a maximum of 700,000 can be Incentive options. The

NOTE 4 - CAPITAL STOCK (cont'd)

incentive options must be granted at a minimum of market value of the Company's common stock and for a term not to exceed 5 years. Unless otherwise determined, the Incentive options will vest to the holder as follows: 30% six months following the award date, 40% twelve months following the award date and 30% eighteen months following the award date. The non-qualified options vest immediately, must be granted at a minimum of 85% of the market value of the Company's common stock and for a term not to exceed 10 years.

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

The following table summarizes the Company's stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2003	1,804,000	$ 0.52	3.07 years
Expired/cancelled	(290,000)	0.57
Granted	450,000	0.33

Balance, December 31, 2004	1,964,000	0.47	2.57 years
Expired/cancelled	-	-
Exercised	(440,000)	0.56
Granted	-	-

Balance, June 30, 2005	1,524,000	$ 0.44	2.30 years

NOTE 5 - RELATED PARTY TRANSACTIONS

During April 2005, a Director of the Company exercised 100,000 stock options for proceeds of $54,100 of which $11,100 was received in cash and $43,000 by way of offset of amounts owing to the Director of the Company.

During the period ended June 30, 2005 the Company incurred management and consulting fees to Directors and Officers of the Company in the amount of $42,000 (2004 - $60,800).

During the period ended June 30, 2005 the Company received net cash advances totalling $38,249 (2004 - $54,336) from CAG leaving $142,814 due to CAG as at June 30, 2005 (December 31, 2004 - $104,565).

During 2005, CAG acquired and sold a certain number of its shares of the Company's common stock within a six-month period generating a "short-swing" profit of approximately $16,500. These short-swing profits were repaid to the Company during the period and have been recorded as a contribution to additional paid in capital.

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

NOTE 7 - SUBSEQUENT EVENTS

During July 2005, a Director of the Company exercised 90,000 stock options at a price of $0.57 per share for total proceeds of $51,300.

Refer to Note 8.

NOTE 8 - PROPOSED ACQUISITIONS

SUN MEDIA INVESTMENT HOLDINGS LIMITED

On January 7, 2005, the Company, CAG and Sun Media Investment Holdings Limited ("Sun Media") entered into a term sheet agreement (the "Term Sheet"), which outlined the documents and steps necessary to acquire Sun Media's interest in a fiber optic network in the People's Republic of China. The parties instructed their respective legal counsel to draft the necessary documents to formalize the Term Sheet and conduct due diligence on the proposed assets to be acquired. An audit firm was engaged to conduct the necessary audit of the business assets proposed to be acquired. In April 2005, the parties finalized certain supporting agreements to the main transaction proposed in the Term Sheet.

NOTE 8 - PROPOSED ACQUISITIONS (cont'd)

After considerable effort and time it became clear to the parties that due to the size of the transaction it would take another four to six months to complete the due diligence and audit process necessary to go forward with the acquisition the assets of Asia Multi-Media Technology Services Holding Limited ("AMMT") proposed in the Term Sheet.

In June 2005, the parties began discussing the possibility of the Company in the interim acquiring other business assets held by Sun Media. They began discussing the possibility of the Company acquiring the program distribution and licensing rights to all the programs produced and owned by Sun Media and certain subsidiaries of Sun Media. Given the nature and value of this business asset the parties would be able to proceed on a much quicker basis than possible with the original acquisition proposed in the Term Sheet. The possibility of going forward with this second business transaction was explored while the parties continued to advance the original transaction proposed in the Term Sheet.

In July 2005, Sun Media began to separate out certain program distribution and licensing rights it held directly or indirectly into a new BVI subsidiary company called Spearhead Group Ltd. This company was subsequently renamed "Sun New Media Group Limited" ("SNMG"). The Company instructed its legal counsel at this time to look at the feasibility of acquiring this new company and to conduct due diligence on the program distribution and licensing rights being transferred to SNMG. The main assets held by SNMG are world wide program distribution and licensing rights to Sun Media's core television programs produced by Sun 365 Company Ltd., another subsidiary company of Sun Media. These distribution and programming rights include the television show Yang Lang One on One,  C'est la Vie,  C'est la Vie Daily, 66 Places of a Lifetime, Olympics and Me and selected electronic publishing products produced by Compass Multi-Media Inc.

On July 20, 2005, the parties agreed to go forward with this second business transaction (the "Transaction") and put the originally proposed transaction of acquiring the business of AMMT on hold. The parties verbally agreed to revisit the acquisition of AMMT transaction in four to six months time when audited financial statements were expected to be ready for AMMT.

The Company's Board of Directors has given careful consideration to the Transaction, the existing business operations of the Company and that of SNMG, AMMT and Sun Media. The Board of Directors has also examined the future business potential of the SNMG assets, the current book value of the Company, the interest of stockholders of the Company and the risks and benefits of the Transaction to the existing shareholders. Based on the foregoing considerations, the Board of Directors believe that the transactions contemplated by the Transactions forming the asset acquisition, including the reverse split and name change, are fair and in the best interests of the Company and its shareholders.

The Board of Directors believe that the Company will benefit from the Transaction, with an immediate impact being the significant new line of operations and revenues and assets, as well as giving the Company the ability to expand the operations of SNMG based on the exposure being a public company will bring and potential future funding opportunities available to public companies.

NOTE 8 - PROPOSED ACQUISITIONS (cont'd)

The Board of Directors has unanimously approved the Transaction among the Company, CAG, SNMG, and Sun Media which provides for or requires completion of the following series of transactions:

  the entering into an share purchase agreement by the parties whereby Sun Media will receive an aggregate total of 50,000,000 post-reverse stock split shares of the Company as full consideration for all of the issued and outstanding share capital of SNMG being acquired by the Company;
  the issuance of 5,000,000 post-reverse stock split shares of the Company to two parties who acted as finders in this Transaction;
  CAG, Sun Media and certain other related parties to Sun Media entering a pooling agreement whereby the shares subject to the pooling agreement will be released in increments over a two year period;
  CAG and Sun Media entering into a share purchase agreement whereby CAG will sell 500,000 pre-reverse stock split shares of the Company it owns to Sun Media for $450,000 (CAG has currently received a deposit of $150,000 towards this transaction);
  the Company entering into a two year management agreement with CAG, and CAG is to be paid 250,000 post-reverse stock split shares of common stock of the Company as full consideration for this agreement;
  the Company obtaining stockholder approval for a: two for one reverse split, name change, increase in the authorized capital, and the appointment of new directors.

FIDELITY ASSET MANAGEMENT INC.

Effective July 7, 2004 the Company entered into an agreement to acquire 90% of the issued and outstanding shares of Fidelity Asset Management Inc. ("FAM"), a broker-dealer based in Huntington Beach, California, for $10,000 cash. FAM is a NASD registered full service broker-dealer in good standing with the regulatory bodies. The Company is awaiting final NASD approval for the acquisition of FAM. As at December 31, 2004 the Company had made a deposit of $10,000, however, the acquisition of FAM had effectively not completed. During 2005 management decided not to proceed with this proposed acquisition and during the second quarter of 2005, the Company recoverd the $10,000 deposit.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

The following comparisons are of our financial results for the six month period ended June 30, 2005 and June 30, 2004.

Results of Operations

Six month period ended June 30, 2005 compared to six month period ended June 30, 2004

Revenue Total revenue for the six month period ended June 30, 2005 was $427,332 compared to revenues of $1,289,970 for the six month period ended June 30, 2004, a decrease of 67%. All of our revenue for the six month period ended June 30, 2005, was derived from online direct access trading services provided through our subsidiary Global-American Investments, Inc. The decrease in revenues during the current period was due to a weak and volatile equity market.

Our direct costs, consisting of trade clearing charges, quotation costs and commissions, were $235,478 for the six month period ended June 30, 2005, compared to $1,066,132 for the six month period ended June 30, 2004, a decrease of 78%. Net margins averaged 45% in the current period compared to 17% in the prior period. The increase in margins for the six month period ended June 30, 2005 was a result of more retail trading as opposed to wholesale trading. In wholesale trading commissions are paid to licensed brokers to generate high volume trading but at the expense of lower margins. In retail trading no commissions are paid to licensed brokers but at the expense of lower trading volume.

Other income of $62,893 during the six months ended June 30, 2004 was comprised primarily of forfeited deposits from certain consulting contracts. There were no forfeited deposits during the six months ended June 30, 2005.

Our ability to achieve profitability in the future will depend upon our ability to expand our brand awareness and client base, increase our global market presence and reduce our operating costs. In order to achieve these goals, we will need to increase spending on marketing and enhance our cost control program.

Expenses Total expenses increased from $411,900 for the six month period ended June 30, 2004 to $1,102,903 for the six month period ended June 30, 2005. Included in total expenses was a non-cash stock-based compensation expense of $730,900 which accounted for 66% of the total expenses during the six month period ended June 30, 2005. For the three month period ended June 30, 2005 there was a non-cash stock-based compensation recovery of $276,600 as a result of a decrease in the share price of SE Global relating to certain stock options subject to variable accounting.

Management fees and salaries for the six month period ended June 30, 2005 was $149,604, compared to $198,419 for the six month period ended June 30, 2004, a decrease of 25%. General and administrative costs for the six month period ended June 30, 2005 were $124,720, compared to $101,574 for the six month period ended June 30, 2004, an increase of 23%. Professional fees for the six month period ended June 30, 2005 was $86,740 compared to $38,938 for the six month period ended June 30, 2004, an increase of 123%.

We generated a net loss of $909,990 for the six month period ended June 30, 2005 compared to a net loss of $125,169 for the six month period ended June 30, 2004. Of the $909,990 net loss for the six month period ended June 30, 2005, $730,900 was attributable to the non-cash stock-based compensation charge against income.

Stock-Based Compensation Expense

During Fiscal 2001 certain stock options were modified and as such caused them to be subject to Variable Accounting in accordance with the provisions of the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25.

We realized a non-cash stock-based compensation expense of $730,900 for the six month period ended June 30, 2005. This non-cash stock-based compensation expense was a result of the application of the Variable Accounting Rules to the stock options that were modified in Fiscal 2001.

According to the Variable Accounting Rules, the difference between the market price and the exercise price of each stock option is charged against income as a non-cash stock-based compensation expense. With the increased market value of SE Global's share price during the three month period ended March 31, 2005 the resulting charge against income amounted to $1,007,500 as a non-cash stock-based compensation expense. For the three month period ended June 30, 2005 there was a non-cash stock-based compensation recovery of $276,600 as a result of a decrease in the share price of SE Global from its market price as at March 31, 2005. The net non-cash stock-based compensation expense for the six month period ended June 30, 2005 was $730,900.

A $64,000 non-cash stock-based compensation expense was recorded for the six month period ended June 30, 2004 relating to the granting of stock options.

Liquidity and Capital Resources

As at June 30, 2005, we had $90,375 in cash on hand (comprised of $53,395 unrestricted cash and $36,980 clearing deposit). In comparison, as at December 31, 2004 we had cash on hand of $96,185 (comprised of $44,205 of unrestricted cash and $51,980 of clearing deposit). The unrestricted cash is available for general working capital purposes while the clearing deposit is held by the trade clearing house.

For the six month period ended June 30, 2005, we expended, before depreciation and non-cash stock-based compensation, approximately $61,300 per month to operate our business, compared to approximately $58,000 per month for operation of our business for the six month period ended June 30, 2004.  Areas of significant expenditure include management fees, salaries and benefits, professional fees, rent and office costs.

During the six month period ended June 30, 2005 SE Global received net cash advances from Capital Alliance Group Inc. ("CAG"), the parent company of SE Global, of $38,249 (2004 - $54,336). As at June 30, 2005, $142,814 was owing by SE Global to CAG (December 31, 2004 - $104,565).

A total of 440,000 stock options were exercised during the current period. Total cash proceeds of $204,900 were received in connection with the exercise of the stock options.

During the six month period ended June 30, 2005 CAG acquired and sold a certain number of shares of SE Global common stock within a six month period, generating a "short swing" profit of $16,500. These short swing profits were repaid by CAG to the Company during the current period and have been recorded as a contribution to additional paid-in capital.

To achieve our goals and objectives for the next six months, we plan to raise additional capital through proceeds received from the exercise of outstanding options, continued financing from our parent company, CAG, and, if available on satisfactory terms, debt financing.

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

Off-Balance Sheet Arrangement

As of June 30, 2005, we have had no off-balance sheet arrangements.

Research and Development

We did not expend any fund towards research and development during the six month period ended June 30, 2005 and we do not anticipate incurring any significant expenditures on research and development over the next six months.

Capital Expenditure Commitments

We did not undertake any capital expenditure commitments during the six month period ended June 30, 2005, and do not anticipate any significant purchase or sale of equipment over the next six months.

Strategic Acquisitions and Recent Development - Term Sheet Signed with Sun Media

On January 7, 2005, the Company, CAG and Sun Media Investment Holdings Limited ("Sun Media") entered into a term sheet agreement (the "Term Sheet"), which outlined the documents and steps necessary to acquire Sun Media's interest in a fiber optic network in the People's Republic of China. The parties instructed their respective legal counsel to draft the necessary documents to formalize the Term Sheet and conduct due diligence on the proposed assets to be acquired. An audit firm was engaged to conduct the necessary audit of the business assets proposed to be acquired. In April 2005, the parties finalized certain supporting agreements to the main transaction proposed in the Term Sheet.

After considerable effort and time it became clear to the parties that due to the size of the transaction it would take another four to six months to complete the due diligence and audit process necessary to go forward with the acquisition the assets of Asia Multi-Media Technology Services Holding Limited ("AMMT") proposed in the Term Sheet.

In June 2005, the parties began discussing the possibility of the Company in the interim acquiring other business assets held by Sun Media. They began discussing the possibility of the Company acquiring the program distribution and licensing rights to all the programs produced and owned by Sun Media and certain subsidiaries of Sun Media. Given the nature and value of this business asset the parties would be able to proceed on a much quicker basis than possible with the original acquisition proposed in the Term Sheet. The possibility of going forward with this second business transaction was explored while the parties continued to advance the original transaction proposed in the Term Sheet.

In July 2005, Sun Media began to separate out certain program distribution and licensing rights it held directly or indirectly into a new BVI subsidiary company called Spearhead Group Ltd. This company was subsequently renamed "Sun New Media Group Limited" ("SNMG"). The Company instructed its legal counsel at this time to look at the feasibility of acquiring this new company and to conduct due diligence on the program distribution and licensing rights being transferred to SNMG. The main assets held by SNMG are world wide program distribution and licensing rights to Sun Media's core television programs produced by Sun 365 Company Ltd., another subsidiary company of Sun Media. These distribution and programming rights include the television show Yang Lang One on One,  C'est la Vie,  C'est la Vie Daily, 66 Places of a Lifetime, Olympics and Me and selected electronic publishing products produced by Compass Multi-Media Inc.

On July 20, 2005, the parties agreed to go forward with this second business transaction (the "Transaction") and put the originally proposed transaction of acquiring the business of AMMT on hold. The parties verbally agreed to revisit the acquisition of AMMT transaction in four to six months time when audited financial statements were expected to be ready for AMMT.

The Company's Board of Directors has given careful consideration to the Transaction, the existing business operations of the Company and that of SNMG, AMMT and Sun Media. The Board of Directors has also examined the future business potential of the SNMG assets, the current book value of the Company, the interest of stockholders of the Company and the risks and benefits of the Transaction to the existing shareholders. Based on the foregoing considerations, the Board of Directors believe that the transactions contemplated by the Transactions forming the asset acquisition, including the reverse split and name change, are fair and in the best interests of the Company and its shareholders.

The Board of Directors believe that the Company will benefit from the Transaction, with an immediate impact being the significant new line of operations and revenues and assets as well as giving the Company the ability to expand the operations of SNMG based on the exposure being a public company will bring and potential future funding opportunities available to public companies.

The Board of Directors has unanimously approved the Transaction among the Company, CAG, SNMG, and Sun Media which provides for or requires completion of the following series of transactions:

  the entering into an share purchase agreement by the parties whereby Sun Media will receive an aggregate total of 50,000,000 post-reverse stock split shares of the Company as full consideration for all of the issued and outstanding share capital of SNMG being acquired by the Company;
  the issuance of 5,000,000 post-reverse stock split shares of the Company to two parties who acted as finders in this Transaction;
  CAG, Sun Media and certain other related parties to Sun Media entering a pooling agreement whereby the shares subject to the pooling agreement will be released in increments over a two year period;
  CAG and Sun Media entering into a share purchase agreement whereby CAG will sell 500,000 pre-reverse stock split shares of the Company it owns to Sun Media for $450,000 (CAG has currently received a deposit of $150,000 towards this transaction);
  the Company entering into a two year management agreement with CAG, and CAG is to be paid 250,000 post-reverse stock split shares of common stock of the Company as full consideration for this agreement;
  the Company obtaining stockholder approval for a: two for one reverse split, name change, increase in the authorized capital, and the appointment of new directors.

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

Item 2. Changes in Securities

During the month of March 2005, a total of 70,000 stock options were exercised for proceeds of $39,900. During the three month period ended June 30, 2005, a total of 370,000 stock options were exercised for proceeds of $208,000.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

At a shareholders' meeting on March 31, 2005, SEG received conditional approval for a 1:2 reverse stock split of the Company's capital stock.

Item 5. Other Information

Audit Committee

SE Global has a separately-designated standing audit committee. SE Global's audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. SE Global has adopted an audit committee charter.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

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

(b) Reports of Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SE GLOBAL EQUITIES CORP.
Date: August 15, 2005	/s/ Toby Chu By:_____________________________ Toby Chu , President and CEO/Director
Date: August 15, 2005	/s/ Tim Leong By:_____________________________ Tim Leong, Chief Financial Officer