Form 10KSB
period 2005-09-30
SUN NEW MEDIA INC.
filed 2006-01-13
CIK 1088005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from [       ] to [      ]
Commission File Number: 0001088005
Sun New Media, Inc.
(Name of small business issuer as specified in its charter)

MINNESOTA	410985135

(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

P.O. Box 297, 1142 South Diamond Bar Boulevard, Diamond Bar, CA	91765

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number (604) 871-9909
Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.01 per share
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act. during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days
     ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     ☐ Yes ☑ No
State Registrant’s revenues for its most recent fiscal year: $27,358
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:
     $43,352,783.55 based upon last traded price on January 4, 2006

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.
     64,536,902 common shares issued and outstanding as of January 4, 2006
DOCUMENTS INCORPORATED BY REFERENCE
     None.
Transitional Small Business Disclosure Format (Check one):
     Yes ☐ No ☑

FORWARD LOOKING INFORMATION
This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.
Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars.
As used in this annual report, the terms “we”, “us”, “our”, and “SNMI” mean Sun New Media, Inc. and its wholly-owned subsidiaries Sun New Media Group Limited, SE Global Capital, Inc. (formerly SE Global Direct, Inc.) and Global-American Investments, Inc., unless otherwise indicated.
PART I
Item 1. Description of Business
Overview
We were formed in Minnesota on June 20, 1972. In September 2005, we acquired 100% of the issued and outstanding share capital of Sun New Media Group Limited and changed our name to Sun New Media, Inc. The acquisition was treated as a reverse acquisition for accounting purposes, and we adopted the September 30 fiscal year of the “accounting acquirer”, Sun New Media Group Limited.
Our principal focus is on our China based interactive marketing and sales services business. We are creating this business through the ongoing acquisition of various entities and assets. See the discussion under the heading “Recent Developments — Proposed Acquisitions” below under this Item 1. We also continue to operate the legacy SE Global Capital brokerage business. For the fiscal year ended September 30, 2005, substantially all of our revenues were derived from our brokerage business. For fiscal 2006, we expect such revenues to represent a small percentage of our total revenues due to the expected growth of our interactive marketing and sales services business.
We maintain our main internet site at http://www.sunnewmedia.net. The information contained in our website is not incorporated by reference into this Report.

Corporate Strategy
Sun New Media Inc (SNMI) is China’s first integrated, interactive marketing and sales services company. We are assembling a core group of businesses that include advanced interactive marketing content development and distribution units and sales services providers with strong channel management software and fulfillment solutions. We intend to focus on two strategic business development directions. First, we plan to build a loyal, data-rich community of China’s key tier 1 consumers and distribution channel partners across a variety of market segments. Through sophisticated, personalized media content, we intend to build dedicated communication channels to China’s hundreds of millions of key consumers and businesses. Second, we intend to shift our content users onto personalized digital shopping catalogues, supported by robust offline fulfillment systems, creating China’s leading integrated, full service interactive marketing and e-commerce platform.
Our plan is to implement our growth strategy in two phases. In phase one, we intend to focus on China’s business-to-business (b2b) market for interactive marketing and channel management services. We believe that we can assume a leading role in serving corporate advertisers. Once we have established a data-rich community of users through our b2b channels and a fully developed technical and marketing back-end for maximizing the value of our user base, we intend to focus on phase two of our strategic development: expanding rapidly into China’s vast business-to-consumer (b2c) interactive marketing and e-commerce market by offering more media content and applications to create stickiness and convert subscribers into e-commerce consumers.
In the initial b2b phase of expansion, we intend to offer two key services to corporate customers, encouraging the widespread adoption of our proprietary platforms:
•	Corporate communications and information-sharing: We intend to provide cutting-edge interactive marketing platforms for increasing partnership and customer loyalty with targeted product and corporate communications.

•	Distribution network coordination and synchronization: We intend to offer innovative outsourced sales and distribution channel management systems for improving logistical and technical capacity.
Bringing the two services together in one company offers key advantages for both SNMI and our customers. Our customers benefit from an integrated information and material flow coordination system that increases the effectiveness and lowers the cost of managing distribution networks. Offering both services allows the customers to take advantage of critical product development, sales, and cost synergies which neither we or nor our customers could achieve on its own.
We plan to leverage our core suite of b2b marketing and channel management systems to lock-in key groups of customers and create strong barriers to entry with proprietary, scalable content delivery and internet-based management systems.
The Company
We are assembling two principal divisions: Interactive Marketing; and Sales Services and Channel Management. We also are in the process of acquiring supporting investments focused on business-to-consumer television products. Each division will in turn be made up of a number of subsidiary companies that offer integrated product and service solutions.

Interactive Marketing
Our interactive marketing division will initially be made up of 4 business units that together will form a strong collection of marketing, media, content delivery, and vertical web portal assets. None of these business units are yet owned by us, but we expect to close the proposed acquisitions prior to end of the quarter ending March 31, 2006 unless otherwise noted. We believe that the numerous synergies between the business units will allow us to create powerful b2b marketing solutions for clients that are more competitive than any other offerings on the market.
We expect each of the business units will contribute a unique value to the SNMI group.
1.	Compass Multimedia, Ltd: We expect that Compass Multimedia Ltd and its web platform will serve as our first multimedia distribution and e-publishing arm focusing on b2b and b2c sectors. Compass markets a proprietary platform and online reader program which can scale to deliver targeted multimedia online communications to millions of businesses and consumers.

We plan to expand Compass initially by providing outsourced PC and mobile-based internal and external communications solutions to major Chinese consumer products companies. Compass’ target customers have traditionally implemented corporate communication publications through conventional print copies of newsletters and magazines, which are expensive to print, costly to deliver and inefficient in reaching readers. In contrast, Compass’s proprietary software solution (“Gogosun Reader”) and unique content push technology reduce both delivery and publishing costs by up to 90% — 95% compared to print solutions, offer customized targeting, and minimize delivery lag.

Through Compass’ b2b2c e-publishing and digital promotional gift services, we expect to be able to develop a substantial “locked-in” consumer base that will help us to become the de facto leader in e-publishing delivery platforms in China. From there, we expect to be able to leverage our TV Guide online magazine to reach tens of millions of clearly segmented, high value Chinese consumers.

Compass has also developed an offline sales agent network for its b2b and b2b2c products that will eventually include partnerships with over 300 different sales offices representing an outsourced sales force of between 6,000 and 9,000 people. Additionally, Compass has reached an agreement with two of China’s largest digital product sales networks, Cloud Net and Junnet, to act as online sales agents for its b2b products and digital gift packages. Combined, the sales networks have more than 30,000 online sales outlets throughout China.

We expect to close the proposed acquisition of Compass prior to end of the quarter ending March 31, 2006.

2.	Magzone Multimedia, Pte Ltd: Our key business-to-consumer asset will be a consumer e-publishing system based around the technology, rights, and distribution system controlled by Magzone Asia Pte. Ltd (“Magzone”), a company we are currently in the process of acquiring. Currently Magzone holds online distribution rights to more than 641 magazine titles in the China market, including over 30 first-tier publications.

Magzone will also provide us with control of an integrated imaging platform that includes advanced optical scanning, image processing, compression, database management, and web publishing technologies that will allow us to rapidly transfer offline magazine content into high quality online publications with rich graphics and some multimedia functionality. The technology is one of the only technologies in the market that allows the entire print version of a magazine to be transferred online and launched simultaneously with the offline version. The technology gives us a scalable and efficient method for rapidly converting and digitally distributing print titles.

We expect to close the proposed acquisition of Magzone prior to end of the quarter ending March 31, 2006.

3.	Sun Global Marketing Network, Ltd.: Sun Global Marketing Network (“SGMN”) controls the exclusive sales and marketing rights for the digital publishing of China Business Post, Wine and Dine, Smart Investor, Observer Star and Wide Angle. In conjunction with our advanced distribution systems these media assets increase the stickiness and customer retention rates of our key b2b and b2c interactive marketing offerings.

These assets compliment the Compass’ b2b and b2b2c distribution platforms, as well as b2c offerings by Magzone. Distributing the assets through these channels add value to our core b2b and b2c services by building loyalty across channels while simultaneously opening new markets for and expanding the readership of the various publications.

We also intend to play a critical role in collecting, consolidating, and leveraging the large amount of consumer data collected through our interactive marketing platforms. With robust data collection and analysis infrastructure, we can offer advertisers highly targeted and clearly segmented integrated platforms for advertising and marketing campaigns.

We expect to close the proposed acquisition of SGMN prior to end of the quarter ending March 31, 2006.

4.	Telefaith Holdings Ltd. (to be renamed Shengji Mobile Media): Through Shengji Mobile Media, we will have a fully dedicated mobile communications information delivery platform. Shengji is a start-up company, but we expect that Shengji will play a critical role in extending our value offerings to the mobile communications market. Most important is its proprietary technical platform for scalable delivery of mobile multimedia. Shengji also has a mobile service provider license and has established relationships with China Mobile and China Netcom, the key providers of mobile telecommunications services in China.

We expect to close the proposed acquisition of Shengji prior to end of the quarter ending March 31, 2006.

In addition to Shengji, we are in talks with a number of Europe and the USA’s leading mobile content and technology providers to form joint-ventures in China. Combining their platforms and content with our ability to reach key Chinese consumers with locally developed content will allow us to leverage our strengths to become one of China’s leading mobile media communications providers.
Sales Services and Channel Management
We expect that our sales services and channel management division will comprise two principal units: China Focus Channel Development (a company that we have entered into an agreement to acquire) and a group purchase and an alliance management software company that we have identified but have not yet entered into an agreement to acquire. Both companies focus on clarifying distribution network product ordering, delivery, and payment processes through sophisticated, user-friendly scalable software platforms.
China Focus Channel Development (HK), Ltd. (“FCD”) is one of China’s major providers of third party channel management internet software systems for consumer products companies. FCD offers internet-based channel management software and multi-enterprise coordination platforms.

FCD’s Consumer Channel Management System (“CCMS”) allows consumer products companies to efficiently coordinate the flow of orders, products, and payments through their distribution network, as well as keeping critical channel partners updated about the latest product and corporate developments. In addition, its ASP (Applications Service Provider) business model reduces the initial investment and risk for client companies,

FCD brings critical technical and management experience to the SNMI group. With Focus’ proprietary channel management software, we can offer client companies integrated information systems that directly address the most pressing and challenging distribution network management problems.

Over time, we expect to expand the coverage of the FCD pick-up and fulfillment information systems from Central China to the whole country.

Focus’ CCMS System
Supporting Media Investments
We are also in the process of acquiring control of a number of key content and media assets that we believe will bring significant value both as brand and marketing platforms for our b2b customers and as direct to consumer media and marketing channels. These media assets will extend our reach directly to key consumers and allow us to position the Group as a one-stop-shop for interactive marketing, consumer data, channel management, sales and marketing services.
Chief among these media investments is a 30% interest in a group of women’s multimedia production assets and brands centered around Yang Lan, one of China’s best-known television personalities. With TV production and multimedia assets including TV shows C’est La Vie, Yang Lan One-on-One, and 66 Places of a Lifetime, a planned online women’s community, magazines, and an event planning unit, our Global Woman Multimedia unit will have a number of high-impact platforms to cross-promote our b2b customers’ portfolios of brands and maximize the value of our interactive marketing communications channels. We believe that the portfolio of big-name, high quality content will drive users from across China and the world to our platform, increasing our capacity to reach diverse and highly specified target markets.
As part of our media investments, we are also acquiring control of the global rights to adapt, edit, and distribute nearly 3,200 different TV programs produced and/or owned by our largest shareholder, Sun Media Investment Holdings. The TV assets will be distributed across all of our various b2c platforms and embedded in its multimedia offerings, greatly enhancing their value at low cost to SNMI.
While the media assets are critical to our development, particularly in the b2c stage, we may eventually transform them into independent business-to-consumer interactive marketing and media entities. By retaining the option to divest the assets at some time in the future to maximize shareholder value, we intend to encourage their expansion as independent media and marketing companies strengthening our overall position as China’s leading interactive marketing company.
In addition to our interest in Global Woman Multimedia, we have also entered into definite agreements to acquire a 25% shareholder interest in Sun Business Network (SBN) (computed based on the total shares outstanding following the proposed transactions), a Singapore (SGX) listed company. The SBN investment provides us with a powerful acquisition vehicle for expanding our publishing and content assets as well as a dedicated print publishing arm. We expect that the content and publishing assets, and the enhanced capacity to finance key acquisitions, will be critical to the growth of our online publishing and interactive marketing platform as we expand to target a broad array of businesses and consumer groups. In addition our investment in SBN will bring other key tangible and intangible assets to the company, including, experienced editorial and publishing teams with decades of combined experience in building successful media brands in Asia
Industry Overview and Competition
SNMI operates in both the Interactive Marketing and Sales Services/Channel Management industries, all in Mainland China.
The multimedia and interactive marketing industry is a young and growing industry that has yet to fully develop a traditional industry structure. Within the industry, competition is diverse and fragmented. SNMI’s potential indirect competitors included local and domestic internet companies such as Sina.com, Sohu.com, Yahoo, Google, and MSN and other China-based media companies such as Shanghai Media Group. Each of these competitors have significantly greater financial resources than we do. They also have longer operating histories and more experience in attracting and retaining users and managing customers than we do. They may use their experience and resources to compete with us in a variety of ways, including by competing more heavily for users, customers, distributors and networks of third-party websites, investing more heavily in research and development and making acquisitions.
     We also face competition from traditional advertising media, such as newspapers, magazines, yellow pages, billboards and other forms of outdoor media, television and radio. Most large companies in China allocate, and will likely continue to allocate, the bulk of their marketing budgets to traditional advertising media and only a small portion of their budgets to online marketing. If these companies do not devote a larger portion of their marketing budgets to online marketing services provided by us, or if our existing customers reduce the amount they spend on online marketing, our results of operations and future growth prospects could be adversely affected.
     Within the e-publishing space there are a number of niche players with whom SNMI competes directly via its Gogosun reader technology. The key companies in China’s e-publishing space are Gogosun, Magzone, x-plus, Freshbook, e-stock, and Rongshuxia.
The sales services, fulfillment, and channel management industry is also extremely fragmented. At the moment, the industry is highly regionalized and locality specific. There have yet to emerge any dominant players in the integrated sales services and channel management services industry nationwide.
Proprietary Rights
We regard our intellectual property rights, such as copyrights, trademarks, trade secrets, practices and tools, as important to the success of our business. To protect our intellectual property rights, we intend to rely on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, strategic partners, acquisition targets and others. Effective trademark, copyright and trade secret protection may not be available in every country in which we intend to offer our services. And the steps we take to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our intellectual property rights or we may not be able to detect unauthorized use and take appropriate steps to enforce our rights. In addition, other parties may assert infringement claims against us. Such claims, regardless of merit, could result in the expenditure of significant financial and managerial resources. Future patents may limit our ability to use processes covered by such patents or expose us to claims of patent infringement or otherwise require us to obtain related licenses. Such licenses may not be available on acceptable terms. The failure to obtain such licenses on acceptable terms could have a negative effect on our businesses.
Governmental Regulation
China Broadcast Media Rules. All television broadcast media in China are government-controlled networks. The television and broadcasting industry in China operates under a legal regime that consists of the State Council, which is the highest authority of the executive branch of the PRC central government, and the various ministries and agencies under its leadership. These ministries and agencies mainly include:
•	the Ministry of Culture;

•	the Ministry of Information Industry;

•	the State Press and Publications Administration;

•	the State Copyright Bureau;

•	the State Administration for Industry and Commerce;

•	the Ministry of Public Security; and

•	the Bureau of State Secrecy.
The State Council and these ministries and agencies have issued a series of rules that regulate a number of different substantive areas of our proposed businesses. We believe we have all necessary governmental approvals to conduct our interactive marketing and sales services businesses.
Brokerage Business
In our brokerage division, we are a provider of direct access trading software and financial resources for international investors. We provide customers with access to our global alliance network of 28 brokerage firms, 24 hours a day, covering 29 stock exchanges spanning five continents. We maintain two offices in California.
We provide direct access trading software, SEG Trade and SEG Lite, and market data through a formal licensing and worldwide distribution agreement with Direct Access Financial Corporation (“Direct Access”). We pay a licensing fee to license the direct access trading software.
Not all securities, products or services that we offer are available in all countries, and nothing herein is an offer or solicitation of securities products and services in any jurisdiction where their offer or sale is not qualified or exempt from registration.
Sales and Marketing. Our principal focus is on the international active stock-trader segment. In particular, our strategy is to market the direct access stock-trading software through the following channels: a global network of brokerage firms with whom we have strategic marketing alliances; joint venture and business-to-business alliances with websites and financial services providers; international agent representatives; and direct marketing to users through the Internet, print and multimedia.
To date, we have concentrated our marketing resources on our relationships with brokerage firms within our international network. Additionally, we continue to pursue and develop targeted marketing efforts through Internet marketing, targeted advertising, sponsorships, co-branding, trade shows, corporate videos, public relations and the development of collateral marketing materials. Together, these marketing elements are intended to attract software users, build market awareness, educate the investing public and develop brand name recognition.
Competition. The market for brokerage services, particularly electronic brokerage services, is rapidly evolving and intensely competitive. We encounter direct competition from numerous North American and other brokerage firms, many of which provide online brokerage services and most of which have substantially greater resources than we have. These competitors include such brokerage firms as AmeriTrade Online Holdings Corp., Charles Schwab & Co., Inc., CSFBdirect, E*TRADE Securities, Inc., Fidelity Brokerage Services, Inc., and TD Waterhouse Securities, Inc. We also encounter competition from established full-commission brokerage firms as well as financial institutions, mutual fund sponsors and other organizations, some of which provide or have announced that they intend to provide online brokerage services.
Securities Regulations. Certain of our subsidiaries and affiliates are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the jurisdictions in which they operate. Some subsidiaries are registered as broker-dealers and as investment advisers with the U.S. Securities and Exchange Commission. Certain of our subsidiaries and affiliates are also members of securities exchanges, as well as the National Association of Securities Dealers, Inc. (“NASD”).
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
USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.
Employees
As of January 4, 2006, SNMI and its affiliates have 27 employees. Sun New Media Group has 7 employees, including Dr. Bruno Wu, Yang Lan, and others.
In our brokerage business, we currently have 20 employees, including 6 full time employees and 14 commission-only registered representatives.
Upon completion of the below acquisitions, we expect that the number of employees will increase significantly. Additionally, we expect that we will recruit more employees and independent consultants as we continue to grow.
Recent Developments – Proposed Acquisitions
We have been actively pursuing a number of new acquisition transactions. As of January 04, 2006, we have entered into the following transactions:

•	On January 4, 2006, we entered into an agreement to acquire Magzone Asia Pte. Ltd. According to the agreement, SNMI will purchase 100% of the outstanding shares of Magzone for US$2,000,000, to be satisfied through payment in two key parts. In the first part, SNMI will pay US$399,998 in cash. The cash payment is not subject to any performance guarantees and will be delivered upon completion of the agreement. The remaining amount shall be satisfied by the issue of such number of approximately 409,000 shares of our Common Stock. The second payment is contingent on Magzone meeting certain financial milestones.

•	On December 6, 2005, we entered into an agreement to acquire Telefaith Holdings Limited (“Telefaith”), the parent company of Shengji Information Technology Ltd. Pursuant to the agreement, we will purchase 100% of the outstanding shares of Telefaith in exchange for 853,333 shares of our Common Stock.

•	On December 6, 2005, we entered into an agreement with Sun Media Investment Holdings which provides that we will issue 2,008,929 shares of our common stock in exchange for 75,000,000 ordinary shares of Sun Business Network Ltd. (“SBN”). As a result of the transaction, we will acquire approximately 10% of SBN outstanding ordinary shares.

•	On November 29, 2005, we entered into an agreement with Sun Media Investment Holdings pursuant to which we will acquire Sun New Media Holdings Ltd. (“SMH”) from Sun Media. We will pay $1.00 to Sun Media Investment Holdings in exchange for 100% of the outstanding shares of SMH. As a result of the acquisition, we will indirectly own a 51% shareholder interest in Compass Multimedia Ltd and an 85% shareholder interest in Sun 365 Multimedia Ltd.

•	On November 22, 2005, we entered into an agreement to acquire China Focus Channel Development (HK) Limited (“Focus”) Subject to certain financial milestones, the minimum and maximum total consideration for the acquisition is between 14,900,000 and 20,900,000 shares of our common stock.

•	On November 21, 2005, we entered into two agreements with SBN. Pursuant to the first agreement, we will issue 1,156,303 shares of our common stock in exchange for a group of property holdings in Beijing and 53,000,000 ordinary common shares of Asia Premium Television Group, Inc. We will issue 6,900,000 shares of our common stock upon closing and an additional 6,900,000 shares of our common stock within 30 days after receiving audited accounts of the on-line publishing business of SBN. SBN will guarantee the profits from these transferred publishing rights for the amount of $2,415,000 for the twelve months ending December 31, 2006. SBN will pay us to the extent there is any shortfall in profits. SBN will also issue 150,000,000 shares of SBN ordinary common shares to us in exchange for 5,042,017 shares of our common stock.

The publishing rights that are transferred include the following:
o	China Business Post (Online Edition);

o	Observer Star ( Online Edition)

o	Smart Investor ( Online Edition);

o	Wide Angle ( Online Edition); and

o	Wine & Dine (Online Edition);
The closing of each of the foregoing transactions is subject to certain closing conditions and we expect to close each of such transactions, other than the transactions involving SBN, during the quarter ending March 31, 2006.

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
RISK FACTORS
     You should consider carefully all of the information in this Annual Report on Form 10-KSB, including the risks and uncertainties described below, before making an investment in our common stock. Any of the following risks could have a material adverse effect on our business, financial condition and results of operations. In any such case, the market price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Business
The development of our business is dependent upon the completion of a number of acquisitions and other transactions that have not yet closed.
          Our principal focus is on our China based interactive marketing and sales services business. We are creating this business through the acquisition of various entities and assets. As of December 31, 2005, we have entered into a number of agreements relating to such acquisitions. However, none have yet closed. We expect to close the first set of such acquisitions during the first quarter of 2006. However, if we do not close such acquisitions or such closings are delayed, we may not be able to develop our business as we have planned or at all.
Our short operating history and rapidly evolving business makes it difficult for us to accurately forecast revenues and expenses.
          We commenced our interactive marketing and sales services operations in June 2005 and have a very limited operating history for this division. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries in China. Since inception, we have announced a number of proposed transactions to develop this business and which will have a material impact on our operations for 2006 and beyond. As a result, it is difficult for us to predict future revenues and operating expenses. We based our expense levels, in part, on our expectations of future revenues from these transactions. If our interactive marketing and sales services business develops slower than we expect, our losses may be higher than anticipated and may cause our stock price to decline.
          Some of the other risks and uncertainties of our business relate to our ability to:
•	offer new and innovative products and services to attract and retain a larger consumer base;

•	attract customers;

•	increase awareness of our brand and continue to develop consumer and customer loyalty;

•	respond to competitive market conditions;

•	respond to changes in our regulatory environment;

•	manage risks associated with intellectual property rights;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business;

•	attract, retain and motivate qualified personnel; and

•	upgrade our technology to support increased traffic and expanded services.
     If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.
If the Internet and, in particular, interactive marketing are not broadly adopted in China, our ability to increase revenue and sustain profitability could be materially and adversely affected.
     The use of the Internet as a marketing channel is at an early stage in China. Internet and broadband penetration rates in China are both relatively low compared to those in most developed countries. Many of our current and potential customers have limited experience with the Internet as a marketing channel, and have not historically devoted a significant portion of their marketing budgets to online marketing and promotion. As a result, they may not consider the Internet effective in promoting their products and services as compared to traditional print and broadcast media. Our ability to generate significant revenues may be negatively impacted by a number of factors, many of which are beyond our control, including:
•	difficulties associated with developing a larger consumer base with demographic characteristics attractive to customers;

•	increased competition and potential downward pressure on online marketing prices;

•	ineffectiveness of our online marketing delivery, tracking and reporting systems; and

•	lack of increase in Internet usage in China.
We face significant competition and may suffer from a loss of users and customers as a result.
     We expect to face significant competition in our interactive marketing and sales services business, particularly from other companies that seek to provide online marketing services. Our main competitors include Sohu.com, Tom Online, Beijing Media in China and Next Media Group in Hong Kong. Many of these competitors have significantly greater financial resources than we do. They also have longer operating histories and more experience in attracting and retaining users and managing customers than we do. They may use their experience and resources to compete with us in a variety of ways, including by competing more heavily for users, customers, distributors and networks of third-party websites, investing more heavily in research and development and making acquisitions.
     We also face competition from traditional advertising media, such as newspapers, magazines, yellow pages, billboards and other forms of outdoor media, television and radio. Most large companies in China allocate, and will likely continue to allocate, the bulk of their marketing budgets to traditional advertising media and only a small portion of their budgets to online marketing. If these companies do not devote a larger portion of their marketing budgets to online marketing services provided by us, or if our existing customers reduce the amount they spend on online marketing, our results of operations and future growth prospects could be adversely affected.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our business and operating results may be harmed.
     We believe that recognition of our brand will contribute significantly to the success of our business. We also believe that maintaining and enhancing our brand is critical to expanding our base of consumers and customers. As our market becomes increasingly competitive, maintaining and enhancing our brand will depend largely on our ability to remain as an Internet marketing leader in China, which may be increasingly difficult and expensive.
If we fail to continue to innovate and provide relevant services, we may not be able to generate sufficient user traffic levels to remain competitive.
     We must continue to invest significant resources in research and development to enhance services and introduce additional high quality services to attract and retain consumers. If we are unable to anticipate consumer preferences or industry changes, or if we are unable to modify our services on a timely basis, we may lose consumers and customers. Our operating results would also suffer if our innovations do not respond to the needs of our consumers and customers, are not appropriately timed with market opportunities or are not effectively brought to market.
If we fail to keep up with rapid technological changes, our future success may be adversely affected.
     The online marketing industry is subject to rapid technological changes. Our future success will depend on our ability to respond to rapidly changing technologies, adapt our services to evolving industry standards and improve the performance and reliability of our services. Our failure to adapt to such changes could harm our business. New marketing media could also adversely affect us. For example, the number of people accessing the Internet through devices other than personal computers, including mobile telephones and hand-held devices, has increased in recent years. If we are slow to develop products and technologies that are more compatible with non-PC communications devices, we may not be successful in capturing a significant share of this increasingly important market for media and other services. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our products, services or infrastructure. If we fail to keep up with rapid technological changes to remain competitive in our rapidly evolving industry, our future success may be adversely affected.
We may face intellectual property infringement claims and other related claims, that could be time-consuming and costly to defend and may result in our inability to continue providing certain of our existing services.
     Internet, technology and media companies are frequently involved in litigation based on allegations of infringement of intellectual property rights, unfair competition, invasion of privacy, defamation and other violations of third-party rights. The validity, enforceability and scope of protection of intellectual property in Internet-related industries, particularly in China, are uncertain and still evolving. In addition, many parties are actively developing and seeking protection for Internet-related technologies, including seeking patent protection. There may be patents issued or pending that are held by others that cover significant aspects of our technologies, products, business methods or services. As we face increasing competition and as litigation becomes more common in China for resolving commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims.
     Intellectual property litigation is expensive and time consuming and could divert resources and management attention from the operations of our businesses. If there is a successful claim of infringement, we may be required to pay substantial fines and damages or enter into royalty or license agreements that may not be available on commercially acceptable terms, if at all. Our failure to obtain a license of the rights on a timely basis could harm our business. Any intellectual property litigation could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.
     We rely on a combination of copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our intellectual property rights. The protection of intellectual property rights in China may not be as effective as those in the United States or other countries. The steps we have taken may be inadequate to prevent the misappropriation of our technology. Reverse engineering, unauthorized copying or other misappropriation of our technologies could enable third parties to benefit from our technologies without paying us. From time to time, we may have to enforce our intellectual property rights through litigation. Such litigation may result in substantial costs and diversion of resources and management attention.
If we fail to attract customers for our online marketing services, our business and growth prospects could be seriously harmed.
     Our online marketing customers will not maintain a business relationship with us if their investment does not generate sales leads and ultimately consumers. Failure to retain our existing online marketing customers or attract new customers for our online marketing services could seriously harm our business and growth prospects.
Because we primarily rely on distributors in providing our e-marketing services, our failure to retain key distributors or attract additional distributors could materially and adversely affect our business.
     Online marketing is at an early stage of development in China and is not as widely accepted by or available to businesses in China as in the United States. As a result, we rely heavily on a nationwide distribution network of third-party distributors for our sales to, and collection of payment from, our corporate and consumer customers. If our distributors do not provide quality services to our consumer customers or otherwise breach their contracts with our consumer customers, we may lose customers and our results of operations may be materially and adversely affected. We do not have long-term agreements with any of our distributors, including our key distributors, and cannot assure you that we will continue to maintain favorable relationships with them. Our distribution arrangements are non-exclusive. Furthermore, some of our distributors may have contracts with our competitors or potential competitors and may not renew their distribution agreements with us. In addition, as new methods for accessing the Internet, including the use of wireless devices, become available, we may need to expand our distribution network to cater to the new technologies. If we fail to retain our key distributors or attract additional distributors on terms that are commercially reasonable, our business and results of operations could be materially and adversely affected.
Our strategy of acquiring complementary businesses, assets and technologies may fail.
     As part of our business strategy, we have pursued, and intend to continue to pursue, selective strategic acquisitions of businesses, assets and technologies that complement our existing business. For example, the China Focus Channel Development and Shengji acquisitions involve uncertainties and risks, including:
•	potential ongoing financial obligations and unforeseen or hidden liabilities;

•	failure to achieve the intended objectives, benefits or revenue-enhancing opportunities;

•	costs and difficulties of integrating acquired businesses and managing a larger business; and

•	diversion of resources and management attention.
     Our failure to address these risks successfully may have a material adverse effect on our financial condition and results of operations. Any such acquisition may require a significant amount of capital investment, which would decrease the amount of cash available for working capital or capital expenditures. In addition, if we use our equity securities to pay for acquisitions, we may dilute the value of our common stock. If we borrow funds to finance acquisitions, such debt instruments may contain restrictive covenants that could, among other things, restrict us from distributing dividends. Such acquisitions may also generate significant amortization expenses related to intangible assets.

We may not be able to manage our expanding operations effectively.
     We commenced our interactive marketing and sales services operations in 2005 and are expanding our operations rapidly. We anticipate significant continued expansion of our business as we address growth in our consumer and customer base and market opportunities. To manage the potential growth of our operations and personnel, we will be required to improve operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Furthermore, our management will be required to maintain and expand our relationships with other websites, Internet companies and other third parties. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations.
Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.
     Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly and annual revenues and costs and expenses as a percentage of our revenues may be significantly different from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause the price of our Common Stock to fall. Any of the risk factors listed in this “Risk Factors” section, and in particular, the following risk factors, could cause our operating results to fluctuate from quarter to quarter:
•	general economic conditions in China and economic conditions specific to the Internet, Internet search and online marketing;

•	our ability to attract additional customers;

•	the announcement or introduction of new or enhanced products and services by us or our competitors;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure;

•	the results of our acquisitions of, or investments in, other businesses or assets;

•	PRC regulations or actions pertaining to activities on the Internet, including gambling, online games and other forms of entertainment; and

•	geopolitical events or natural disasters such as war, threat of war, Severe Acute Respiratory Syndrome, or SARS, or other epidemics.
     Because of our limited operating history and our rapidly growing business, our historical operating results may not be useful to you in predicting our future operating results. Advertising spending in China has historically been cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. Our rapid growth has lessened the impact of the cyclicality and seasonality of our business. As we continue to grow, we expect that the cyclicality and seasonality in our business may cause our operating results to fluctuate.
The successful operation of our business depends upon the performance and reliability of the Internet infrastructure and fixed telecommunications networks in China.
     Our business depends on the performance and reliability of the Internet infrastructure in China. Almost all access to the Internet is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the Ministry of Information Industry of China. In addition, the national networks in China are connected to the Internet through international gateways controlled by the PRC government. These international gateways are the only channels through which a domestic user can connect to the Internet. We cannot assure you that a more sophisticated Internet infrastructure will be developed in China. We may not have access to alternative networks in the event of disruptions, failures or other problems with China’s Internet infrastructure. In addition, the Internet infrastructure in China may not support the demands associated with continued growth in Internet usage.
Our success depends on the continuing efforts of our senior management team and other key personnel and our business may be harmed if we lose their services.
     Our future success depends heavily upon the continuing services of the members of our senior management team, in particular our chairman Dr. Bruno Wu. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future.
     In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose customers, distributors, know-how and key professionals and staff members. Each of our executive officers and key employees has entered into an employment agreement with us, which contains confidentiality and non-competition provisions. If any disputes arise between any of our senior executives or key personnel and us, we cannot assure you the extent to which any of these agreements may be enforced.
We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.
     Our performance and future success depends on the talents and efforts of highly skilled individuals. We will need to continue to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.
     As competition in our industry intensifies, it may be more difficult for us to hire, motivate and retain highly skilled personnel. If we do not succeed in attracting additional highly skilled personnel or retaining or motivating our existing personnel, we may be unable to grow effectively.
Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.
     Our ability to provide our services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could interrupt our service. Service interruptions could reduce our revenues and profits, and damage our brand if our system is perceived to be unreliable. Our systems are vulnerable to damage or interruption as a result of terrorist attacks, war, earthquakes, floods, fires, power loss, telecommunications failures, computer viruses, interruptions in access to our websites through the use of “denial of service” or similar attacks, hacking or other attempts to harm our systems, and similar events. Our servers, which are hosted at third-party Internet data centers, are also vulnerable to break-ins, sabotage and vandalism. Some of our systems are not fully redundant, and our disaster recovery planning does not account for all possible scenarios. The occurrence of a natural disaster or a closure of an Internet data center by a third-party provider without adequate notice could result in lengthy service interruptions.
Our business could be adversely affected if our software contains bugs.
     Our online systems, including our websites, and other software applications and products, could contain undetected errors or “bugs” that could adversely affect their performance. We regularly update and enhance our websites and our other online systems and introduce new versions of our software products and applications. The occurrence of errors in any of these may cause us to lose market share, damage our reputation and brand name, and materially and adversely affect our business.
Concerns about the security of electronic commerce transactions and confidentiality of information on the Internet may reduce use of our network and impede our growth.
     A significant barrier to electronic commerce and communications over the Internet in general has been public concern over security and privacy, including the transmission of confidential information. If these concerns are not adequately addressed, they may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. If a well-publicized Internet breach of security were to occur, general Internet usage could decline, which could reduce traffic to our destination websites and impede our growth.
We have limited business insurance coverage.
     The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster may result in our incurring substantial costs and the diversion of our resources.
Risks Related to Our Corporate Structure
PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.
     There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with certain of our affiliated Chinese entities. We are considered foreign persons or foreign invested enterprises under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Internet and advertising companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.
     The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.
Our corporate actions are substantially controlled by our principal shareholders and affiliated entities.
     As of January 4, 2006, our principal shareholders and their affiliated entities own approximately 86% of our outstanding common stock (which will be reduced to approximately 33% after completion of announced but not yet closed transactions). These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our Common stock. These actions may be taken even if they are opposed by our other shareholders.

Risks Related to Doing Business in China
Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.
     As our interactive marketing and sales services business expands, we expect an increasing portion of our business operations to be conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While China’s economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by governmental control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.
Our subsidiaries and affiliates are subject to restrictions on paying dividends and making other payments to us.
     As our interactive marketing and sales services business develops, we expect to increasingly rely on dividends payments from our subsidiaries and affiliated entities in China. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries and affiliated entities in China are also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations for certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if our subsidiaries or affiliated entities in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If either we or our subsidiaries is unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to declare dividends on our common stock.
Uncertainties with respect to the PRC legal system could adversely affect us.
     We conduct a substantial and increasing portion our business through subsidiaries and affiliated entities based in China. Our operations in China are governed by PRC laws and regulations. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedent value.
     Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on governmental policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us or our management.
     We conduct a substantial and increasing portion of our operations in China and a substantial portion of our assets will be located in China. In addition, all of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China on our senior executive officers, including matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.
Governmental control of currency conversion may affect the value of your investment.
     The PRC government imposes controls on the conversion of RMB to foreign currencies and, in certain cases, the remittance of currencies out of China. As our interactive marketing and sales services business expands, we expect to derive an increasing percentage of our revenues in RMB. Under our current structure, we expect our income will be primarily derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entities to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required when RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of our Common stock.
Fluctuation in the value of RMB may have a material adverse effect on your investment.
     The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and significant appreciation of the RMB against the U.S. dollar. As our interactive marketing and sales services business continues to grow, a greater portion of our revenues and costs will be denominated in RMB, while a significant portion of our financial assets may be denominated in U.S. dollars. We expect to rely significantly on dividends and other fees paid to us by our subsidiaries and affiliated entities in China. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our Common stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes.
We face risks related to health epidemics and other outbreaks.
     Our business could be adversely affected by the effects of SARS or another epidemic or outbreak. China reported a number of cases of SARS in April 2004. Any prolonged recurrence of SARS or other adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other governmental regulations adopted in response may require temporary closure of Internet cafes, which is one of the avenues where users could access our websites, or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.
Risks Relating to our Brokerage Business
Our brokerage business could be harmed by market fluctuations and other securities industry risks.
     Substantially all of our current revenues are derived from securities brokerage and clearing and execution services. Like other brokerage businesses, we are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. Trading in the U.S. securities markets can fluctuate considerably, which can result in reduced trading volume, lower transaction revenues and adversely affect our profitability. The terrorist attacks in the United States on September 11, 2001, for example, resulted in lost commission revenues due to the closing of U.S. financial markets for four days. When the markets reopened, there was a period of substantial market volatility. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results.
Substantial competition could reduce our market share and harm our financial performance.
     The market for brokerage services, particularly electronic brokerage services, is new, rapidly evolving and intensely competitive. We expect the competitive environment to continue in the future. We face direct competition from numerous brokerage firms. We also encounter competition from financial institutions, mutual fund sponsors and other organizations. Most of our competitors have greater financial, technical, marketing and other resources than we do. Most of our competitors offer a wider range of services and financial products than we do and have greater name recognition and a more extensive client base than we do. We may not be able to compete effectively with existing or potential competitors, which could have a material adverse effect on our business, financial condition and results of operations.
Systems failures and delays could harm our business.
     We receive and process trade orders through a variety of electronic mediums, including the Internet, wireless web, personal digital assistants and other systems. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, intentional acts of vandalism and similar events. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably low speed or even fail. There can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes. In the past, we experienced periods of extremely high trading volume that caused individual system components or processes to fail, resulting in the unavailability of our Web site for online trading temporarily and delays in our telephone systems. In some other occasions, high trading volume caused significant delays in executing trading orders, resulting in some clients’ orders being executed at prices they did not anticipate. From time to time, we have reimbursed our clients for losses incurred in connection with systems failures and delays. Systems failures and delays may occur again in the future and could cause, among other things, unanticipated disruptions in service to our clients, slower system response times resulting in transactions not being processed as quickly as desired, decreased levels of client service and client satisfaction, and reputation damage. If any of these events were to occur, we could suffer a loss of clients or a reduction in the growth of our client base, increased operating expenses, financial losses, additional litigation or other client claims, and regulatory sanctions or additional regulatory burdens.

Capacity constraints of our systems could harm our business.
     As our business increases, we may need to expand and upgrade our transaction processing systems, network infrastructure and other aspects of our technology. We may need to continue to make significant investments in additional hardware and software to accommodate growth. We may not be able to project accurately the rate, timing or cost of any increases in our business, or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner. Failure to make necessary expansions and upgrades to our systems and infrastructure could lead to failures and delays, which could have a material adverse effect on our business, financial condition and results of operations.
Regulatory and legal uncertainties could harm our business.
     The securities industry in the United States is subject to extensive regulation under both federal and state laws. Broker-dealers are subject to regulations covering all aspects of the securities business. Our operations and profitability may be directly affected by, among other things, additional legislation, changes in rules promulgated by the SEC, the NASD, the Federal Reserve, the various stock exchanges and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules.
     The SEC, the NASD and other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders to, suspend or expel a broker-dealer or any of its officers or employees. Our ability to comply with applicable laws and rules is largely dependent on our internal system to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions in the future due to claimed noncompliance, which could have a material adverse effect on our business, financial condition and results of operations.
     Recently, various regulatory and enforcement agencies have been reviewing systems capacity, customer access, best execution practices, other service issues and advertising claims as they relate to the online brokerage industry. These reviews could result in enforcement actions or new regulations, either of which could have a material adverse effect on our business, financial condition and results of operations.
     In addition, we use the Internet as a major distribution channel to provide services to our clients. A number of regulatory agencies have recently adopted regulations regarding client privacy and the use of client information by service providers. These regulations may have an adverse impact on our business in the future, including on our ability to provide client information to certain third parties. It is possible that additional laws and regulations relating to the Internet may be adopted in the future, including regulations regarding the taxation, pricing, content and quality of products and services delivered over the Internet. Any such laws or regulations might increase our cost of using, or limit our ability to use, the Internet as a distribution channel. As a result, the adoption of such laws and regulations could have a material adverse effect on our business, financial condition and results of operations.
The success of our business will depend on continued development and maintenance of the Internet infrastructure.
     The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our success will depend on the development and maintenance of the Internet’s infrastructure to cope with this increased traffic. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure and could face similar outages and delays in the future. Outages and delays are likely to affect the level of Internet usage and the processing of transactions on our web site. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards to handle increased levels of activity. The failure to develop and maintain the Internet infrastructure could have a material adverse effect on our business, financial condition and results of operations.

We will need to introduce new products and services to remain competitive.
     Our future success depends in part on our ability to develop and enhance our products and services. There are significant technical and financial risks in the development of new or enhanced products and services, including the risk that we will be unable to effectively use new technologies, adapt our services to emerging industry standards, or develop, introduce and market new or enhanced products and services. If we are unable to develop and introduce enhanced or new products and services quickly enough to respond to market or client requirements, or if our products and services fail to achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected.
We may not be able to keep up with rapid technological and other changes.
     The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, introductions and enhancements and changing consumer demands. If we are not able to keep up with these rapid changes, we may be at a competitive disadvantage. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure.
Our networks may be vulnerable to security risks.
     The secure transmission of confidential information over public networks is a critical element of our operations. Our networks may be vulnerable to criminal access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our confidential information or our clients’ confidential information or cause interruptions or malfunctions in our operations. We may be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. We may not be able to implement security measures that will protect against all security risks.
Failure to comply with net capital requirements could adversely affect our business.
     The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is a SEC-defined measure of a broker-dealer’s readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. All of our broker-dealer subsidiaries are required to comply with the net capital requirements. If we fail to maintain the required net capital, the SEC could suspend or revoke our registration, or the NASD could expel us from membership, which could ultimately lead to our liquidation. If the net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and results of operations.
We are exposed to credit risk.
     We make margin loans to clients collateralized by client securities and periodically borrow securities to cover trades. A significant portion of our net revenues is derived from interest on margin loans. To the extent that these margin loans exceed client cash balances maintained with us, we generally must obtain financing from third parties. We may not be able to obtain this financing on favorable terms or in sufficient amounts. By permitting clients to purchase securities on margin, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets in which the value of the collateral held by us could fall below the amount of a client’s indebtedness. In addition, in accordance with regulatory guidelines, we collateralize borrowings of securities by depositing cash or securities with lending institutions. Failure to maintain required deposit levels at all times at least equal to the value of the related securities can subject us to risk of loss if sharp changes in market values of substantial amounts of securities occur and parties to the borrowing transactions fail to honor their commitments.

Risks Related to Our Common Stock
There has been only a limited public market for our common stock to date.
     To date, there has been only a limited public market for our common stock on the Over-the-Counter Bulletin Board. Our common stock is currently not listed on any exchange. If an active trading market for our common stock does not develop, the market price and liquidity of our common stock will be materially and adversely affected.
The market price for our common stock may be volatile.
     The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:
•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts, if any;

•	conditions in the China consumer goods and online marketing markets;

•	changes in the economic performance or market valuations of other U.S. public companies with substantial operations in China;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between RMB and the U.S. dollar;

•	intellectual property litigation; and

•	general economic or political conditions in China.
     In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common stock.
We will need additional capital, and the sale of additional common stock or other equity securities could result in additional dilution to our shareholders.
     We expect to require additional cash resources to fund our operations, as well as investments or acquisitions which we may decide to pursue. To satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.
Substantial future sales or the perception of sales of our common stock in the public market could cause the price of our common stock to decline.
     Sales of our common stock in the public market or the perception that these sales could occur, could cause the market price of our common stock to decline. As of January 4, 2006, approximately 1,560,268 shares, or 2.4% of our outstanding shares will be freely transferable without restriction or additional registration under the Securities Act of 1933, as amended, or the Securities Act. The remaining common stock outstanding as of such date will be available for sale, beginning on September 18, 2006, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because we conduct a significant portion of our operations in China and all of our officers reside outside the United States.
     We conduct a substantial portion of our operations in China through our wholly owned subsidiaries in China. All of our officers reside outside the United States and some or all of the assets of those persons are located outside the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.
     We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements may first apply to our annual report on Form 10-K for the fiscal year ending September 30, 2006. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We are a young company with limited accounting personnel and other resources with which to address our internal controls and procedures. If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting at a reasonable assurance level. Moreover, effective internal controls over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.
We will incur increased costs as a result of being a public company.
     As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by SEC has required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

When we account for employee share options using the fair value method, such accounting treatment could significantly reduce our net income.
     On December 16, 2004, the Financial Accounting Standard Board, or FASB, issued FASB Statement No. 123(R), Share-Based Payment, which requires a public company to recognize, as an expense, the fair value of stock options and other share-based compensation to employees at the first fiscal year that begins on or after June 15, 2005. Currently, we record share-based compensation to the extent that the fair value of the shares on the date of grant exceeds the exercise price of the option. We recognize compensation expense over the related vesting periods. For the periods after December 31, 2005, we could have ongoing accounting charges significantly greater than those we would have recorded under our current method of accounting for share options. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies for a more detailed presentation of accounting for share-based compensation plans.

Item 2. Description of Property
We currently share premises with Sun Media Investment Holdings in a facility consisting of approximately 4,670 square foot located in Shanghai, PRC and Hong Kong, Special Administrative Region of the PRC. These facilities are currently provided free of charge by Sun Media Investment Holdings to us. We also lease a small office in Beijing, PRC.
Our current facilities are expected to meet our operational needs for the coming two to three years.
Our brokerage business leases approximately 2,500 square feet of office space located in Walnut, California under a lease which expires on August 1, 2007 for a monthly rent of approximately $2,574 and approximately 500 square feet of office space located in Dana Point, California, under a month to month lease for a monthly rent of $600.
Item 3. Legal Proceedings
We are not aware of any pending legal proceedings against us. We may in future be party to litigation arising in the course of our business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.
Item 4. Submissions of Matters to a Vote of Security Holders
On September 12, 2005, at a special meeting of our shareholders, the shareholders elected the following nominees for directors to our Board of Directors.

Nominee

Bruno Wu
Chauncey Shey
John Zongyang Li
The terms of Messrs. Wu, Shey and Li will expire at the next annual meeting of shareholders.
The following matters were also submitted to and approved by a vote of the shareholders:
Proposal to acquire all of the shares of Sun New Media Group Limited from Sun Media Investment Holdings Ltd.
Proposal to approve a 1-for-2 reverse stock split of the Company’s outstanding shares of common stock

Proposal to amend the Company’s Articles of Incorporation to (i) change the name of the Company to “Sun New Media Inc.” and (ii) provide for the authorization of 750,000,000 shares of common stock, par value 0.01 per share and 250,000,000 shares of preferred stock, par value 0.01 per share.
Part II.
     Item 5. Market for Common Equity and Related Shareholder Matters Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “SNMD”. The following quotations are adjusted to reflect the 2-for-1 reverse stock split that occurred on Sept 18th 2005 and reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares for each full financial quarter for the two most recent full fiscal years were as follows:

	High	Low
Fiscal 2006

Quarter ended December 31, 2005	$4.15	$3.00

Fiscal 2005 1)

Quarter ended September 30, 2005	$4.20	$2.84

Quarter ended June 30, 2005	$4.88	$2.82

Quarter ended March 31, 2005	$5.10	$1.24

Quarter ended December 31, 2004	$1.90	$1.40

Fiscal 2004

Quarter ended September 30, 2004	$0.60	$0.60

Quarter ended June 30, 2004	$0.34	$0.34

Quarter ended March 31, 2004	$0.70	$0.70

Quarter ended December 31, 2003	$0.86	$0.42

(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
As of January 4, 2006, there were 188 shareholders of record of our common stock.

Dividend Policy
We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
We issued 55,000,000 unregistered shares of our common stock on September 18, 2005 pursuant to a share purchase agreement entered in with Sun Media and three other related agreements. The issuance of the shares was exempt from registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Regulation S of the Act as an offer and sales made outside of the United States.
On December 31, 2005, we issued 50,000 shares of Common Stock, a $918,000 note convertible into common stock at a price of $2.04 per share and warrants for the purchase of an aggregate of 11 million shares of Common Stock at exercise prices ranging from $2.04 to $4.80 per share with a weighted average price of approximately $3.71 per share. Each of the above issuances were made to one accredited investor pursuant to Regulation D and Section 4(2) of the Securities Act.
Item 6. Management Discussion and Analysis
Overview
We are building what we believe to be China’s first integrated, interactive marketing, sales services company with a core group of businesses that includes advanced interactive marketing content development and distribution units, sales services providers and channel management software solutions.
In September 2005, we acquired 100% of the issued and outstanding share capital of Sun New Media Group Limited and changed our name to Sun New Media, Inc. The acquisition was treated as a reverse acquisition for accounting purposes, and we adopted the fiscal year of the “accounting acquirer”, Sun New Media Group Limited, of September 30th.
We have announced a number of acquisitions and other similar transactions that we expect to close during the quarter ending March 31, 2006. As a result of these transactions, we expect that our results of operations for future periods will materially change and that our principal source of revenues and operating expenses will derive from our interactive marketing and sales services business. As a result, we expect that the results of operations for our brokerage business will continue to decline as a percentage of our total operating results. Based upon the foregoing, our historical results should not be considered to be indicative of our results for any future period.
Results of Operations
Fiscal Period Ended September 30, 2005
Our results for the fiscal period ended September 30, 2005, or fiscal 2005, include the results of our interactive marketing and sales services business from inception in June 2005 and our brokerage business from September 18, 2005.

Revenue. Brokerage commission revenue for the fiscal 2005 was $27,358. We had no revenue related to our interactive marketing and sales services business during fiscal 2005.
Expenses. Our total expenses for fiscal 2005 were $123,299. These included expenses relating to our brokerage business of clearing firm charges of $5,094, commission expenses of $8,450 and general and administrative expenses of $24,697 and general and administrative expenses relating to our interactive marketing and sales services business of $85,058.
Net Loss. Our net loss for fiscal 2005 was $95,941.
Our ability to achieve profitability in the future will depend upon our ability to expand our brand awareness and client base, increase our global market presence and reduce our operating costs. In order to achieve these goals, we will need to increase spending on marketing and enhance our cost control program.
Liquidity and Capital Resources
As at September 30, 2005, we had $201,957 cash in hand. The cash is available for general working capital purposes. To achieve our goals and objectives for the next 12 months, we plan to raise additional capital through private placements of our equity securities, proceeds received from the exercise of outstanding options, continued financing from our majority shareholder, Sun Media Investment Holdings, and, if available on satisfactory terms, debt financing.
We plan to use future funds raised for marketing and advertising, as well as for strategic acquisition of existing businesses that complement our market niche, and for general working capital purposes.
If we are unsuccessful in raising new capital, our ability to seek and consummate strategic acquisitions to build our company internationally and to expand of our business development and marketing programs would be adversely affected.
Off-Balance Sheet Arrangement
As of September 30, 2005, we had had no off-balance sheet arrangements.
Capital Expenditure Commitments
We had no capital expenditures for fiscal 2005 and do not anticipate any significant capital expenditures over the next 12 months.

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on fair value of the award at the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for its first annual or interim period ended on or after December 15, 2005. The Company will adopt SFAS 123R for the quarter ended December 31, 2005. The adoption of SFAS 123R is not expected to have a material impact on the Company’s financial position or results of operations.

Critical Accounting Policies and Estimates
Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.
Revenue recognition
The Company’s revenues consisted of brokerage commissions generated by Global American Investments, Inc. Securities transactions and related revenues and expenses are recorded on a trade date basis. Commission revenues are recorded on a settlement date basis.
Stock-based compensation
The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148. During the period from September 18, 2005 to September 30, 2005, no stock-based employee compensation arrangements have been effected and accordingly no disclosure of pro form information is required. In accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Item 7. Financial Statements
Financial Statements
Sun New Media, Inc.
(formerly known as SE Global Equities Corp)
Consolidated Financial Statements
Period from June 6, 2005 to September 30, 2005
(Expressed In United States Dollars)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
To the Board of Directors and Stockholders of
Sun New Media Inc.
(Formerly known as SE Global Equities Corp.)
We have audited the accompanying balance sheet of Sun New Media Inc (formerly known as SE Global Equities Corp.) (the “Company”) as of September 30, 2005 and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the period from June 6, 2005 to September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and the results of its operations and its cash flows for the period from June 6, 2005 to September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.
/s/ MOORES ROWLAND MAZARS
Chartered Accountants
Certified Public Accountants
Hong Kong
January 13, 2006

SUN NEW MEDIA INC.
(formerly known as SE Global Equities Corp)
CONSOLIDATED BALANCE SHEET
As of September 30, 2005

	NOTE	US$
ASSETS
Current Assets
Cash and bank balances		201,957
Accounts receivable		6,277
Prepayments and deposits	7	24,859
Amounts due from stockholder	8	53,097
Amounts due from parent company	8	97,349

Total current assets		383,539

Plant and equipment	4	5,554
Clearing broker deposit		36,980

Total Assets		426,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable		71,204
Other payables and accruals		38,526

Total current liabilities		109,730

Commitments and Contingencies	9

STOCKHOLDERS’ EQUITY
Common stock; authorized 750,000,000 shares, US$0.01 par value
Preference stock, authorized 250,000,000 shares, US$0.01 par value
9,259,370 shares of common stock issued and outstanding, US$0.01 par value		92,594
55,250,000 shares of common stock reserved to be issued, US$0.01 par value		552,500
Additional paid in capital		5,250
Deficit		(334,001)

Total stockholders’ equity		316,343

Total liabilities and stockholder’s equity		426,073

The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.
(formerly known as SE Global Equities Corp)
CONSOLIDATED STATEMENT OF OPERATIONS
Period from June 6, 2005 to September 30, 2005

		Period from
		June 6, 2005 to
		September 30,
		2005
	NOTE	US$
REVENUES		27,358
Direct costs		18,723

		8,635
OPERATING EXPENSES
General and administrative		10,446
Finders’ fee		55,000
Management fees and salaries		6,492
Professional fees		32,638

Total operating expenses		104,576

Loss before income taxes		(95,941)
Income tax expenses	6	—

Net loss		(95,941)

Earnings per share:

Weighted average number of shares outstanding
Basic and diluted		15,398,259

Net loss per share of common stock
Basic and diluted		(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.
(formerly known as SE Global Equities Corp)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Period from June 6, 2005 to September 30, 2005

			Common shares
			Issued		Reserve and to be issued
							Additional
			Number		Number		Paid in
			of	Amounts	of	Amounts	Capital	Deficit	Total
	Note		Shares	US$	Shares	US$	US$	US$	US$
Balance, June 6, 2005			250,000	250,000	—	—	—	—	250,000
Elimination of SNMG shares upon reverse acquisition			(250,000)	(250,000)	—	—	250,000	—	—
Consolidation of SNMI shares upon reverse acquisition			18,518,740	185,188	—	—	—	—	185,188
Additional paid in capital of SNMI upon reverse acquisition			—	—	—	—	6,269,359	—	6,269,359
Accumulated losses of SNMI upon reverse acquisition			—	—	—	—	(6,350,013)	—	(6,350,013)
1 for 2 reverse split			(9,259,370)	(92,594)	—	—	92,594	—	—
Issuance of stocks for acquisition of SNMG	(i	)	—	—	50,000,000	500,000	(500,000)	—	—
Issuance of stocks for finders fees	(i	)	—	—	5,000,000	50,000	5,000	—	55,000
Issuance of stocks for management fees	(i	)	—	—	250,000	2,500	250	—	2,750
Par value of shares issued for reverse acquisition in excess of the additional paid-in capital			—	—	—	—	238,060	(238,060)	—
Net loss for the period			—	—	—	—	—	(95,941)	(95,941)

Balance, September 30, 2005			9,259,370	92,594	55,250,000	552,500	5,250	(334,001)	316,343

(i)	The stocks were reserved as of September 30, 2005 and were issued on October 4, 2005.
The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.
(formerly known as SE Global Equities Corp)
CONSOLIDATED STATEMENT OF CASH FLOWS
Period from June 6, 2005 to September 30, 2005

June 6, 2005 to
September 30,
2005
US$
Cash flows from operating activities
Net loss for the period	(95,941)
Adjustments to reconcile net loss to net cash used in operating activities;
Finders’ fee	55,000
Changes in assets and liabilities:
Accounts payable	1,920
Amounts due from parent company	(97,349)
Other payables and accruals	38,526

Net cash used in operating activities	(97,844)

Cash flows from investing activities
Cash acquired in business combination	49,801

Net cash provided by investing activities	49,801

Cash flows from financing activities
Issuance of common stock	250,000

Net cash provided by financing activities	250,000

Net increase in cash and cash equivalents	201,957

Cash and cash equivalents, beginning of the period	—

Cash and cash equivalents, end of the period	201,957

Supplemental disclosure of cash flow information
Business combination:
Cash acquired	49,801
Current assets, net of cash	81,483
Plant and equipment	5,554
Other assets	36,980
Current liabilities	(71,204)

Net equity	(102,614)

The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.
(formerly known as SE Global Equities Corp)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Period from June 6, 2005 to September 30, 2005
Note 1 — Organization and Nature of Business
Sun New Media Inc (formerly known as SE Global Equity Corp, “SE Global”), a Minnesota corporation, and each of its subsidiaries are collectively referred to herein as the “Company” or “SNMI”. On September 12, 2005, the stockholders of SE Global approved the Share Purchase Agreement (the “Agreement”) dated as of July 21, 2005, between SE Global and Sun Media Investment Holdings Limited (“Sun Media”) to acquire 100% of the issued and outstanding shares of Sun New Media Group Limited (“SNMG”) (the “Transaction”).
SNMG was incorporated in the British Virgin Islands on June 6, 2005 as a limited liability company.
Under the terms of the Agreement, SE Global amended its Articles of Incorporation prior to the closing of the Transaction to:
o	change its name from SE Global to “Sun New Media, Inc”;

o	complete a one for two reverse stock split (“reverse split”) of the issued and outstanding shares of common stock of SE Global; and

o	amend its authorized share capital to consist of 750,000,000 shares of common stock with a par value of $0.01 per share; and 250,000,000 shares of preferred stock with a par value of $0.01 per share.
Under the terms of the Share Purchase Agreement, SE Global issued 50,000,000 shares of its common stock (post reverse split) to Sun Media as consideration for Sun Media selling all of the issued and outstanding shares of SNMG. SE Global issued an additional 5,000,000 shares (post reverse split) to two parties who introduced Sun Media to SE Global as finders’ fee.
SE Global and Sun Media completed the above transactions contemplated under the Share Purchase Agreement on September 18, 2005. SE Global changed its name from SE Global Equities Corp to Sun New Media Inc. and began trading under the new symbol “SNMD” on a post one for two reverse split basis on September 20, 2005. At the closing, the businesses of SNMI and SNMG were combined (the “Combination”). The Combination was accounted for as a purchase transaction for financial accounting purposes. As a result of the Combination, Sun Media owns a majority of the outstanding SNMI common stock. Therefore, the Combination was accounted for as a reverse acquisition in which SNMG is the purchaser of SNMI. SNMI also adopted the fiscal year of the “accounting acquirer”, SNMG, of September 30.
SNMI’s subsidiaries are SNMG, Global-American Investments Inc (“GAI”), SE Global Equity Inc and SE Global Capital Inc.
SNMI offers a software platform that provides electronic low cost order routing of U.S. securities through its wholly owned subsidiary, GAI, — a licensed U.S. securities broker-dealer to investors. All order routing and support services are provided by the individual alliance broker in compliance with local regulatory requirements. GAI is a U.S. licensed securities broker-dealer and provides a wide range of brokerage services in the United States.

SNMG has had no operations since its date of incorporation on June 6, 2005. SNMG plans to engage in the provision of managerial and marketing services for the distribution and promotion of television programs and electronic publishing materials and websites.
SE Global Equities Inc and SE Global Capital Inc are currently dormant.
Note 2 — Basis of Consolidation and Presentation
The consolidated financial statements of SNMI included the accounts of SNMI and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated in the consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.
A summary of the Company’s significant accounting policies follows:
Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses for the periods that the financial statements are prepared. Actual amounts could differ from these estimates.
Financial instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable and payable. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of the instruments.
Plant and equipment
Plant and equipment are stated at cost, net of depreciation. Depreciation is computed primarily on the straight-line method for financial reporting purposes over the following estimated useful lives:

Years

Furniture, fixtures and equipment	5
Revenue recognition
Brokerage fees and commissions derived from securities transactions and related revenues and expenses are recorded on a trade date basis. Commission revenues are recorded on a settlement date basis.

Loss per share
Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted net loss per share reflects the potential dilution of securities that could share in the loss of the Company. Stock options have not been included in the diluted earnings per share calculation because their effect would be anti-dilutive. Therefore, basic and diluted earnings per share are the same.
Foreign currency transactions
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, since the functional currency of the Company is U.S. Dollar, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the consolidated statement of operations.
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
Stock-based compensation
The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148. During the period from September 18, 2005 to September 30, 2005, no stock-based employee compensation arrangements have been effected and accordingly no disclosure of pro forma information is required. In accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.
Recently Issued Accounting Pronouncements
In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for its first annual or interim period ended on or after December 15, 2005. The Company will adopt SFAS 123R for the quarter ended December 31, 2005. The adoption of SFAS 123R is not expected to have a material impact on the Company’s financial position or results of operations.
Related Parties
Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.
Deferred Expenses
Payments made for future expenses were amortized over the life of service received.
NOTE 3 – BUSINESS COMBINATIONS
Share Purchase Agreement between SE Global and Sun Media
SE Global intended to purchase the business assets of SNMG and pursuant to the Share Purchase Agreement, SE Global acquired 100% of the stock of SNMG in exchange for 50,000,000 shares of SE Global common stock. The transaction resulted in the former shareholders of SNMG owning shares equaling 77.5% of the outstanding shares of SE Global common stock. SE Global also issued 5,000,000 shares of SE Global common stock to 2 other parties as finders’ fees. The pre-share fair value of the issued shares referred to above was US$0.01108 at September 18, 2005.
The Combination was accounted for as a reverse acquisition under U.S. generally accepted accounting principles, with SNMG considered to be the acquiring entity even though SE Global survives and is the legal parent of SNMG. As a result of the reverse acquisition: (a) the historical financial statements of SE Global for periods prior to the Combination are no longer the financial statements of SNMI, as reported before the Combination and therefore no longer presented; (b) based on the closing date of September 18, 2005, the consolidated financial statements for the fiscal period ended September 30, 2005 include 13 days (September 18 to September 30, 2005) of operating activity for SNMI and it subsidiaries (other than SNMG). As SNMG was incorporated on June 6, 2005, there are no comparative figures to be presented.
These pro forma adjustments reflect the allocation of the assets and liabilities of SNMI of the difference between the purchase consideration and the book value of SNMI.
SNMI’s book value is assumed to be its stockholders’ equity:

Consideration:	US$

Shares of SNMI common stock outstanding as of September 18, 2005	9,259,370
Fair value per share of SNM	0.01108

Fair value of SNMI common stock	102,614

Book value of SNMI prior to Combination
Stockholders’ equity at September 18, 2005	102,614

—

NOTE 4 — PLANT AND EQUIPMENT, NET
Plant and equipment is summarized as follows:

As of
September 30, 2005
US$

Furniture, fixtures and equipments	7,419
Less: Accumulated depreciation	(1,865)

5,554

NOTE 5 — CAPITAL STOCK
Stock Option Plan
2001 Stock Option Plan
Effective October 10, 2001 SE Global awarded a total of 2,150,000 non-qualified options at a price of $1.14 post stock split ($0.57 pre stock split) under the 2001 Plan to certain employees, officers, directors and consultants of SE Global and certain of its subsidiaries of which 133,500 (post stock split) were outstanding as at September 30, 2005. Of these options, 940,000 were deemed to be a modification of options granted under the original Plan and as such are subject to variable accounting in accordance with the provisions of the Financial Accounting Standards Board Interpretation No.44, “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25” (“FIN 44”). As at September 30, 2005, there were no stock options that were subject to variable accounting.

2004 Stock Option Plan
Effective January 22, 2004, SE Global adopted the 2004 Stock Option Plan (the “2004 Plan”) allowing for the awarding of options to acquire shares of SE Global.
Effective February 2, 2004 SE Global filed a Form S-8 registering a total of 3,000,000 shares of SE Global’s common stock in connection with SE Global’s 2004 Plan. On January 26, 2004 a total of 200,000 non-qualified stock options were granted to consultants at an exercise price of $0.66 post stock split ($0.33 pre stock split) per share of which 100,000 are outstanding as at September 30, 2005, exercisable for a term of five years and a total of 250,000 non-qualified stock options were granted to employees, officers and directors at a price of $0.66, post stock split ($0.33 pre stock split) per share, exercisable for a term of five years of which 125,000 are outstanding as at September 30, 2005.
The following table summarizes SE Global’s stock option activity since the completion of the business combination as detailed in note 3 above:

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise Price	Contractual Life
	options	US$	Years
Balance, September 18, 2005	977,000	0.382	2.15
Revere stock split adjustment	(488,500)	0.382	—

Balance, September 30, 2005	488,500	0.765	1.82

NOTE 6 — INCOME TAXES
A reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

As of
September 30, 2005
Federal Income Tax Rate	34.0%
Effect of valuation allowance	(34.0%)

Effective Income Tax Rate	—

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

As of
September 30, 2005
US$
Income tax at statutory rates	(32,620)
Unrecognized benefits of non-capital losses	32,620

Total current income taxes	—

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

As of
September 30, 2005
US$
Future income tax assets (liabilities):
Operating losses available for future periods	32,620
Valuation allowance	(32,620)

Net future income tax asset (liability)	—

The Company has incurred operating losses of approximately $95,941, which, if unutilized, will expire through 2020. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited operating history. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.
NOTE 7 — PREPAYMENTS AND DEPOSITS
Prepayments and deposits are summarized as follow:

		As of
	Notes	September 30, 2005
		US$
Deferred expenses	(i)	2,750
Rental deposits		12,945
Prepaid administrative expenses		9,164

		24,859

(i)	The amount represents a prepayment for management fees under a management agreement between SNMI and Capital Alliance Group Inc. (“CAG”) which lasts for two years effective September 18, 2005. As part of the share purchase transaction between SNMI and SNMG (the “Transaction”), SNMI entered into a management agreement (“Management agreement”) with CAG, a minority shareholder of SNMI. Under the Management agreement, CAG provides SNMI and its subsidiaries with advisory services, which include general corporate, administrative, technical and management advisory services as is reasonably considered necessary or advisable by SNMI for the due and proper management of SNMI to achieve the goals and needs of SNMI as determined by the policies and proceedings of management and the Board of Directors and the requirements of the Securities and Exchange Commission. SNMI is required to issue 250,000 shares to CAG in return as consideration. The fair value of SNMI’s share as of September 18, 2005 was US$0.01108.

NOTE 8 —	AMOUNTS DUE FROM STOCKHOLDER

AMOUNT DUE FROM PARENT COMPANY
The amounts are non-trade, interest free and with no fixed terms of repayment.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases office premises for its subsidiary, GAI, under operating leases. Rental expenses under operating lease for the period ended September 30, 2005 was US$2,574.
Future minimum rental payments under non-cancelable operating leases are approximately as follows:

As of
September 30, 2005
US$
2006	30,965
2007	29,161

60,126

Contingencies
GAI is undergoing a review by the National Association of Security Dealers (NASD) for compliance with NASD Rules applicable to Order Audit Trial System (OATS). While a final determination has yet to be made, it is possible that GAI could be subject to disciplinary action which may entail a penalty.
The directors of GAI are of the opinion that GAI is not at fault as there are mitigating circumstances. The directors of GAI believe that GAI can successfully obtain a waiver of settlement fine but they cannot state that categorically this will be the case. The past pattern of the NASD in an OATS violation was a fine of approximately $10,000.
NOTE 10 — OPERATING RISKS
Credit risk
The carrying amounts of accounts receivable and cash and bank balances represent the Company’s maximum exposure to credit risk. No other financial assets carry a significant exposure to credit risk.
The Company has no significant concentration of credit risk. Cash is placed with reputable financial institutions.

NOTE 11 — REPORT OF SEGMENT INFORMATION
As the Company’s turnover and contribution to operating results are derived from the business segment of online securities brokerage services, the Company considered that it has only one business segment. In respect of geographical area, revenue is only derived from the United States of America.
NOTE 12 — SUBSEQUENT EVENTS
On September 30, 2005, the Company entered into a conditional sale and purchase agreement with Sun Business Network Ltd. (“SBN”). Under the terms of the purchase agreement SNMI has agreed to acquire the rights and certain business assets related to certain SBN publications.
The transactions with SBN were further revised on November 2, 2005 and November 21, 2005. On November 21, 2005, SNM entered into a sale and purchase agreement and a shares swap agreement with SBN.
Pursuant to the terms of the revised agreements with SBN, SNMI has agreed to acquire certain exclusive online publishing rights to key publishing assets, while issuing fewer shares than the previously announced transactions.
The transaction is composed of three parts. In the first part, SNMI agreed to issue a total of 1,156,303 shares in exchange for a group of property holdings in Beijing and 53 million shares in Asia Premium Television Group, a China-based advertising company.
In the second part, SBN and SNMI entered into a shares swap agreement, whereby SBN agreed to issue 150 million (ordinary) shares to SNMI in exchange for 5,042,017 shares in SNMI. Concurrent with the SBN shares swap, SNMI entered into an agreement with Sun Media Investment Holdings Limited (“SMIH’’), its majority shareholder, on December 6, 2005. According to the terms of the agreement, SNMI is to purchase 75 million shares in SBN, in exchange for 2,008,929 of its common shares to be issued from treasury. As part of the agreement, SMIH has agreed to grant SNMI limited use-rights to a 32,440 km fiber-optic network in the People’s Republic of China. Once both transactions are completed; SNMI will own approximately 25% of the outstanding ordinary shares in SBN.
In the final part of the transaction, SNMI is to receive exclusive perpetual online publishing rights to certain SBN titles. In exchange for the online publishing rights, SNMI has agreed to issue 13,800,000 shares, half of which to be issued at closing and the remaining half upon receipt of the accounts of the online publishing businesses audited in accordance with U.S. GAAP and conditioned upon SBN achieving certain pre-agreed financial milestones.
SNMI also entered into an agreement to acquire a 100% controlling interest in China Focus Channel Development (HK), Ltd. (“Focus’’), on November 22, 2005. Subject to certain financial milestones, the minimum and maximum total consideration for the acquisition is between 14.9 and 20.9 million shares of SNMI common stock.
On November 29, 2005, SNMI entered into an agreement to acquire 100% equity interest in Sun New Media Holdings Ltd (“SMH”) from SMIH. SMH’s assets are a 51% stake in Compass Multi-media Ltd. and an 85% stake in Sun 365 Multi-media Holding Limited.
According to the terms of the agreement, SNMI has agreed to pay US $1 to SMIH in exchange for a 100% controlling stake in SMH.

On December 6, 2005, SNMI entered in an agreement to acquire a 100% equity interest in Telefaith Holdings Limited (“Telefaith”). Telefaith owns a proprietary technical platform for scalable delivery of mobile multimedia and m-coupons and a mobile service provider license through its wholly-owned subsidiary, Shengji Information Technology Ltd. Under the terms of the agreement, SNMI is to issue 853,333 shares of common stock for 100% of the issued and outstanding shares of Telefaith.
On January 4, 2006, SNMI entered into an agreement to acquire 100% controlling interest in Magzone Asia Pte. Ltd. (“Magzone’’). According to the terms of the agreement, SNMI has agreed to purchase 100% of the outstanding shares of Magzone for US$2,000,000, to be satisfied through payment in two key parts. In the first part, SNMI is to pay US$399,998 in cash. The cash payment is not subject to any performance guarantees and is to be delivered upon completion of the agreement. The remaining amount shall be satisfied by the issuance of such number of shares in SNMI’s common stock as is sufficient to constitute a value equivalent to USD$1,600,002, with a per share price of US$3.91.
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Disclosure regarding SNMI’s change of independent accountant from Dale Matheson Labonte to Moores Rowland Mazars effective September 29, 2005 has been previously reported on SNMI’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2005.
Item 8A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Changes in internal control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 8B. Other Information
     None.

PART III
Item 9. Directors and Executive Officers of the Registrant
The following table sets forth the names of all our directors and executive officers as of January 4, 2006. These persons will serve until our next annual meeting of the shareholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

			Date Position
Name	Age	Position	First Held
Bruno Wu	39	Chairman and Director	Sept. 12, 2005
John Zongyang Li	50	Co-Chief Executive Officer and Director	Sept. 12, 2005
Yucheng Ding	39	Co-Chief Executive Officer and Director	Sept. 18, 2005
Kay Koplovitz	60	Vice-Chairman and Director	Sept. 12, 2005
Chauncey Shey	47	Vice Chairman and Director	Sept. 12, 2005
Herbert Kloiber	58	Director	Jan. 4, 2006
Hwee Ling Ng	32	Acting Chief Financial Officer and Secretary	Jan 4, 2006
Dr. Bruno Wu, Chairman and Director. Dr. Bruno Wu is the cofounder and Executive Chairman of Sun Media Investment Holdings (“SMIH”), one of the leading private media groups in China. SMIH currently holds investment interests in eleven (11) media related companies in Asia and its portfolio includes thirty-one (31) magazine titles, three (3) newspapers, ten (10) broadcasting television channels, three (3) websites and various equity stakes in internet, multimedia products, education and college, sports and racing, and music and entertainment. SMIH currently operates in fifteen (15) cities across nine (9) countries and regions.
Prior to Sun Media, Dr. Wu was the Chief Operating Officer from June 1998 to February 1999 of ATV, one of the two free-to-air networks in Hong Kong. He drastically improved ATV’s performance ratings and financial standings. From 2001 to 2002, Dr. Wu was also the co-chairman of SINA Corporation, the world’s largest Chinese internet media company. Dr. Wu received his Diploma of Studies in French Civilization from the University of Savoie, France in 1987, and graduated with a Bachelor of Science in Business Administration-Finance from Culver-Stockton College in Missouri in 1990. He later received his Master of Arts in International Affairs from Washington University, Missouri in 1993, and in 2001, he received his Ph.D. from the International Politics Department of College of Law, Fudan University, Shanghai, China.
Dr. Wu is a member of the international council of Museum of Television and Radio in New York and Los Angeles, and a member of both the International Council and the Foundation of The International Academy of Television Arts and Sciences USA, the organization that issues the annual International Emmy Award. In 2003, Dr. Wu was appointed as the Chairman of the iEMMYs Festival for a term of two years. Dr. Wu is also a trustee of the Board of Foreign

Affairs University of China, the cradle of Chinese diplomats. In October 1998, Dr. Wu received the Super Media Star Award issued by Hong Kong – Macau Distinguished Person’s Society.
Mr. John Zongyang Li, Co-Chief Executive Officer and Director. Mr. John Li is the Vice-Chairman and Chief Investment Officer of SMIH. Concurrently, he also serves as the Chairman and Chief Executive Officer of Auston International Group Limited, a listed company in Singapore.
Prior to his current positions, Mr. Li served as Executive Director and Group Chief Financial Officer of Sun Business Network Ltd., a Singapore traded publishing company, from November 2004 to July 2005, and as Deputy Chairman and Acting Chairman of Leadership Publishing Group from February 2003 to March 2004. Mr. Li also served as the Executive Director and Executive Deputy Chief Executive Officer of Sun Media Group from June 2002 to December 2004. Prior to his service with Sun Media Group, Mr. Li spent ten years with Framlington Investment Management Company Ltd., a leading investment management company in London, where he served as a Senior Fund Manager and the Head of the Asia Pacific region. Mr. Li holds a Bachelor degree in Economics from Peking University, and a Master of Business Administration degree from Middlesex University Business School in London. He is a founding member of the Society of Hong Kong Economy in Beijing.
Yucheng Ding, Co-Chief Executive Officer and Director. Since October 2004, Mr. Ding has been the Vice-Chairman of SMIH. From April 1998 to September 2004, , Mr. Ding was the Deputy Chief Economist and Assistant President of CITIC Securities Company Limited. Mr. Ding currently serves on the Board of Director of Asia Satellite Telecommunications Holdings Ltd and SEEC Media Group Ltd. Mr. Ding is a graduate of the University of Tsing Hua, and holds a MBA degree from the Katz Graduate School of Business — University of Pittsburgh, and a Ph.D. from the School of Economics & Management — University of Tsing Hua.
Kay Koplovitz, Vice-Chairman and Independent Director. Ms. Kay Koplovitz is the Founder of USA Networks, and was the first female network president in television history, serving as chairman and CEO from 1977 to 1998. Under her direction, USA became the largest provider of original basic cable programming. Ms. Koplovitz also launched the Sci-Fi Channel and USA Networks International, which operates channels in Latin America, Europe, and southern Africa. She is the former President of the National Academy of Television Arts & Sciences. She served as the Presidential appointee to chair the National Women’s Business Council from 1998 to 2001, created Springboard Enterprises, a national non-profit organization that matches venture capital and women entrepreneurs in high growth businesses. She also founded Angels4Equity, now called Boldcap Ventures LLC, in 2001, a fund comprised of high net worth women who invest in early stage companies. In 1998, she co-founded Koplovitz & Co., LLC, a New York-based media and investment advisory firm, with her husband, William C. Koplovitz, Jr., and currently serves as a principal. Ms. Koplovitz also currently serves on the board of Liz Claiborne, Inc. , Boldcap Ventures LLC and Instinet Group Incorporated .
Mr. Chauncey Shey, Vice Chairman and Independent Director. Mr. Chauncey Shey is the president and CEO of Softbank China Holding, and the managing partner of Softbank China Venture Capital (SBCVC). He is a co-founder and Director of UTStarcom Inc. (NASDA: UTSI), and served as UTStarcom’s Executive Vice-President from 1995 to July, 1999. From 1991 to 1995, Mr. Shey was Executive Vice-President of StarCom Network Systems Inc., a telecom equipment provider; and Executive Vice President of StarCom Products Inc., a consulting business that develops software products and provides expertise in the fields of computers and telecommunications. From 1990 to 1991, Mr. Shey was a consultant to AT&T Bell Labs, and from 1986 to 1990, he was with DGMandS, a telecom software company. He holds a B.S. in Electrical Engineering from Shanghai Jiao Tong University and an M.S. in Computer Science from the State University of New York.
Dr. Herbert Kloiber, Director. Dr. Kloiber is the Chairman and majority shareholder of Tele-Munchen Gruppe (TMG). Prior to TMG, Dr. Kloiber worked in various capacities at Beta/ Taurus from 1970 – 1976. In 1974, he was named Managing Director of Unitel, the film and television production division. Dr. Kloiber is a member of the Supervisory Board of the Bavarian Film Funding Organization and the Advisory Board of Hypo Vereinsbank, Germany’s second largest bank. He is a member of the Board of Directors of Scandinavian RTL II and ATV.
Ms. Hwee Ling Ng, Acting Chief Financial Officer and Secretary. Since July 2004, Ms. Ng has served, and currently serves, as the Chief Financial Officer of Sun Business Network Ltd. (“SBN”), a Singapore traded publishing company in which SNMI will have an ownership interest. Ms. Ng previously served as SBN’s Group Financial Controller from September 2003 to July 2004, and as its Chief Accountant from June 2001 to September 2003. Ms. Ng also served as Finance Manager for ZingAsia Pte Ltd, a subsidiary of SBN, from October 1999 to May 2001. Prior to joining SBN, Ms. Ng served as an auditor at an international public accounting firm. Ms. Ng holds a Bachelor of Accountancy from Nanyang Technological University of Singapore and is a member of the Institute of Certified Public Accountants of Singapore.
There are no family relationships among any of our officers and directors.
Audit Committee Financial Expert
Our Board of Directors has determined that we do not have an audit committee financial expert, as such term is defined in the rules and regulations of the Securities and Exchange Commission, currently serving on our audit committee. Our board of directors was formed only recently and is currently in the process of considering and evaluating additional candidates for our board, including a director who could serve as our audit committee financial expert.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s officers and directors and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on our review of such reports received or written representations from certain Reporting Persons during fiscal year ended September 30, 2005, we believe that all Reporting Persons complied with all applicable reporting requirements, except for the late filing of the Form 3 filings for Messrs. Bruno Wu, Yucheng Ding, Xiaotao Chen, Chauncey Shey, John Zongyang Li, and Clarence Lo, Ms. Kay Koplovitz and Sun Media Investment Holdings.

Code of Ethics
We have adopted a code of ethics that applies to all of our executive officers and employees, including our Chief Executive Officer and our Acting Chief Financial Officer. A copy of our code of ethics is filed as an exhibit to this report. We also undertake to provide any person with a copy of our code of ethics free of charge. Investors may request a copy of our code of ethics by calling our investor relations department at +1- 604-871-9909, or by writing to the attention of Chairman of the Board of Directors at P.O. Box 297, 1142 South Diamond Bar Boulevard, Diamond Bar, CA.
Item 10. Executive Compensation
Summary of Compensation of Executive Officers
The Company’s first fiscal year operated from inception on June 6, 2005 through September 30, 2005. During this period, no executive officer of the Company received compensation in excess of $100,000. During this period, no cash compensation was paid to any executive officers.
No options were exercised by executive officers during the fiscal year.
As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control.
Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Number of Securities
			Underlying Unexercised	Value of Unexercised In-
			Options/SARs at FY-End	the Money Options/SARs
	Shares Acquired on	Value Realized	(#)	at FY-End ($)
Name	Exercise (#)	($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Toby Chu	—	—	100,000	$380,000

     Note:
     (1) The closing bid price on September 30, 2005 was $3.80.
Compensation of Directors
No compensation was paid to any of our directors for their services as a director during the fiscal year ended September 30, 2005. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting of incentive stock options from time to time. During fiscal 2006 we anticipate adopting standard compensation arrangements for our non-executive directors. In addition, the board of directors may award special remuneration to any director who undertakes any special services on behalf of the company other than services ordinarily required of a director.
Item 11. Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plan The following table provides information as of September 30, 2005, concerning shares of our common stock authorized for issuance under our existing equity compensation plans.

Plan Category	Number of securities	Weighted average	Number of
	to be issued upon	exercise price of	securities
	exercise of	outstanding	remaining available
	outstanding options,	options, warrants	for future issuance
	warrants and rights	and rights	(excluding
securities reflected
in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	488,500	$0.765	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total:	488,500	$0.765	—

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as at January 4, 2006, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers.
Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.
Unless otherwise indicated, the address for each Beneficial Owner shall be Suite 2101 — 2103, Shanghai Times Square Office, 93 Huai Hai Zhang Road, Shanghai, PRC 200031.

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Ownership(1)	of Class(1)
Bruno Wu (2)	45,583,000	70.6%
Yucheng Ding(3)	35,583,000	55.1
John Zongyang Li(4)	35,583,000	55.1
Chauncey Shey	—	—
Kay Koplovitz	—	—
Herbert Kloiber(5)	1,000,000	1.5
Hwee Ling Ng	—	—
Sun Media Investment Holdings Limited (“SMIH”) P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands	35,583,000	55.1
Capital Alliance Group Inc. 1200 - 777 West Broadway Vancouver, BC V5Z 4J7	7,249,511	11.2
Sun Culture Foundation Limited Room 3503,35/F.,Two International Finance Centre, 8 Finance Street, Central, Hong Kong	10,000,000	15.5
Rodeo Asia Limited P.O. Box 57, Offshore Incorporation Centre, Road Town,Tortola,British Virgin Island	4,000,000	6.2
Tele-Munchen Fernseh-Gmbh & CO Produktionsgesellschaft, Kaufingerstr.24 Germany	1,000,000	1.5
Directors and Executive Officers as a Group(6)	46,583,000	72.2%

Notes:

(1)	Based on 64,536,902 shares of common stock issued and outstanding as of January 4, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, if any, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes 35,583,000 shares held by SMIH and 10,000,000 shares held by Sun Culture Foundation. Our Chairman, Dr Bruno Wu, is also the Chairman and Director of SMIH and a member of the Sun Culture Foundation.

(3)	Includes 35,583,000 shares held by SMIH. Our Chief Executive Office, Yucheng Ding, is also a Director and shareholder of SMIH.

(4)	Includes 35,583,000 shares held by SMIH. Our Co-Chief Executive Office, John Zongyang Li, is also a Director and shareholder of SMIH.

(5)	Includes 1,000,000 shares held by Tele-Munchen Fernseh-Gmbh & Co. Our Director, Dr Herbert Kloiber, is also the Chairman and majority shareholder of Tele-Munchen Fernseh-Gmbh & Co. .

(6)	Includes 35,583,000 shares held by SMIH, 10,000,000 shares held by Sun Culture Foundation and 1,000,000 shares held by Tele-Munchen Fernseh-Gmbh & Co. .
Item 12. Certain Relationships and Related Transactions
Other than disclosed below or under the caption entitled “Compensation of Directors,” during the last two years, we were not involved in any transaction in which a director, director nominee, officer or shareholder of the Company, or any family member of any such persons, had a direct or indirect material interest where the amount involved exceeded $60,000.

In October 2005, we issued 50,000,000 million shares of our common stock to Sun Media pursuant to the Sun Media Transaction described under the caption “Description of Business” under Item 1 of in Part I of this annual report on form 10-KSB. Messrs. Bruno Wu, Yucheng Ding and John Zongyang Li are all directors and officers of Sun Media and were appointed directors and officers of the Company on close of the Sun Media Transaction pursuant to the terms of that agreement. In addition to being a director, Dr. Wu is also a majority shareholder of Sun Media.
In conjunction with the Sun Media Transaction, CAG sold to Sun Media 500,000 shares of our common stock (pre stock split) for an aggregate purchase price of $450,000. In addition, CAG entered into a management agreement with us on close of the Sun Media Transaction and we issued 250,000 shares of our common stock to CAG as compensation for its performance under this management agreement.
Our majority Stockholder, Sun Media Investment Holdings Ltd. (“SMIH”) owns approximately 16.54% of Sun Business Networks Ltd. (“Sun Business”), and our Chairman, Mr. Wu, is also a director of Sun Business.
On November 2, 2005, we entered into an agreement with Sun Business Networks Ltd. (“Sun Business”) pursuant to which we would acquire certain assets of Sun Business and 100% of the issued and outstanding shares of nine subsidiaries of Sun Business, in exchange for up to 26,700,000 shares of our common stock, subject to adjustment based on the achievement of certain milestones. The closing of the transaction is subject to certain closing conditions and is expected to close in the first quarter of 2006. Upon the closing of the transaction, Sun Business would own approximately 29% of our common stock.
On November 21, 2005, we entered into two agreements with Sun Business. Pursuant to the first agreement, we will we would issue up to 1,156,303 shares of our common stock in exchange for a group of property holdings in Beijing and 53,000,000 common shares of Asia Premium Television Group, Inc. We will issue 6,900,000 shares of our common stock upon closing and an additional 6,900,000 shares of our common stock within 30 days after receiving audited accounts of the on-line publishing business of Sun Business. Sun Business will also issue to us 150,000,000 shares of its ordinary common shares in exchange for 5,042,017 shares of our common stock. The closing of the transaction is subject to certain closing conditions and is expected to close in the first quarter of 2006.
On November 29, 2005, we entered into an agreement with SMIH which provides that we will acquire Sun New Media Holdings Ltd. (“SMH”) from its parent company SMIH. We will pay US$1.00 to SMIH in exchange for 100% of the outstanding shares of SMH. As a result of the acquisition, we will indirectly own a 51% stake in Compass Multi-media Ltd. and an 85% stake in Sun 365 Multi-media Holding Limited, which was previously owned by SMH. The closing of the transaction is subject to certain closing conditions and is expected to close during the first quarter of 2006.
     On December 6, 2005, we entered into an agreement with SMIH which provides that we will issue 2,008,929 shares of our common stock in exchange for 75,000,000 ordinary shares of Sun Business. As a result of the transaction, we will acquire approximately 10.15% of the outstanding ordinary shares of Sun Business. The closing of the transaction subject to certain closing conditions and is expected to close during the first quarter of 2006.

Item 13. Exhibits
Exhibits

Exhibit Number and Exhibit Title

2.1	Share Purchase Agreement dated July 21, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire Sun New Media Group Limited (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005)

2.2	Share Purchase Agreement dated November 21, 2005 by and between the Registrant and Sun Business Network Ltd. to acquire a group of property holdings in Beijing and shares of Asia Premium Television Group, Inc.(incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005)

2.3	Share Swap Agreement by and between the Registrant and Sun Business Network Ltd. dated November 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005)

2.4	Sale and Purchase Agreement by and between the Registrant, Yang Qi, mao Quan Yi and Wu Bing Wei dated November 22, 2005 to acquire China Focus Channel Development (HK) Limited (incorporated by reference from our Current Report on Form 8-K filed on November 25, 2005)

2.5	Sale and Purchase Agreement by and between the Registrant and Sun Media Investment Holdings Ltd. dated November 29, 2005 to acquire Sun New Media Holdings Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 1, 2005)

2.6	Sale and Purchase Agreement by and between the Registrant, Yan Hui, Lin Min and Luan Kezhou dated December 6, 2005 to acquire Telefaith Holdings Limited (incorporated by reference from our Current Report on Form 8-K filed on December 8, 2005)

2.7	Sale and Purchase Agreement dated December 6, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire shares of Sun Business Network Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 8, 2005)

2.8	Stock Purchase Agreement between Sun New Media Inc and Barron Partners LP dated December 31, 2005 (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

2.9	Share Purchase Agreement dated January 4, 2006 to acquire Magzone Asia Pte Ltd (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

3.2	Certificate of Amendment to Articles of Incorporation, dated April 11, 2001 (incorporated by reference from our Form 10-KSB, filed April 1, 2002)

3.3	Certificate of Amendment to Articles of Incorporation, dated September 15, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

3.4	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

4.1	Pooling Agreement by and between dated September 18, 2005 among the Registrant, Fidelity Transfer Company, as Trustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

4.2	Supplementary Pooling Agreement dated December 23, 2005 among the Registrant, Fidelity Transfer Company, as Trustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from our Current Report on Form 8-K filed December 27, 2005)

10.1	Finders Fee Agreement by and between the Registrant and Yu Hiyang and Beckford Finance SA dated July 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005)

10.2	Stock Purchase Agreement by and between Capital Alliance and Sun Media dated July 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005)

10.3	Management Agreement by and between the Registrant and Capital Alliance dated September 18, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

10.4	Share Holding Agreement by between Capital Alliance, SE Global and Sun Media Investment Holdings Ltd. dated September 18, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

10.5	Stock Purchase Agreement dated December 31, 2005 by and between Sun New Media Inc. and Barron Partners LP(incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

14.1	Code of Ethics

21	Subsidiaries of Sun New Media, Inc.

23.1	Consent of Moores Rowland Mazars

31.1	Certificate of Co-CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of Co-CEO as Required by Rule 13a-14(a)/15d-14

31.3	Certificate of Acting CFO as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of Co-CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of Co-CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.3	Certificate of Acting CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Item 14. Principal Accountant Fees and Services
During the fiscal years ended September 30, 2005 and December 31, 2004, Moores Rowland Mazars provided various audit, audit related and non-audit services to us as follows:

	September 30,	December 31,
	2005	2004

Audit Fees	$20,000	—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

	$20,000	—

Dale Matheson Carr-Hilton Labonte
During the fiscal years ended September 30, 2005 and December 31, 2004, Dale Matheson Carr-Hilton Labonte (“DMCL”) provided various audit, audit related and non-audit services to us as follows:

	September 30,	December 31,
	2005	2004

Audit Fees	$37,950	$30,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

	$37,950	$30,500

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SUN NEW MEDIA, INC.

By:	/s/ John Zongyang Li
Mr. John Zongyang Li, Co-Chief Executive Officer
Date: January 13, 2006
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Bruno Wu	By:	/s/ John Zongyang Li

Bruno Wu, Chairman and Director		John Zongyang Li, Co-Chief Executive
Date: January 13, 2006		Officer and Director (Principal Executive Officer)
Date: January 13, 2006

By:	/s/ Yucheng Ding	By:

Yucheng Ding, Co-Chief Executive Officer and Director		Kay Koplovitz, Vice-Chairman and Director
Date: January 13, 2006		Date: January 13, 2006

By:	/s/ Chauncey Shey	By:

Chauncey Shey, Vice-Chairman and Director		Herbert Kloiber, Director
Date: January 13, 2006
Date: January 13, 2006

By:	/s/ Hwee Ling Ng

Hwee Ling Ng, Acting CFO and Company
Secretary (Principal Financial Officer)
Date: January 13, 2006

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
2.1	Share Purchase Agreement dated July 21, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire Sun New Media Group Limited (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005)

2.2	Share Purchase Agreement dated November 21, 2005 by and between the Registrant and Sun Business Network Ltd. to acquire a group of property holdings in Beijing and shares of Asia Premium Television Group, Inc.(incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005)

2.3	Share Swap Agreement by and between the Registrant and Sun Business Network Ltd. dated November 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005)

2.4	Sale and Purchase Agreement by and between the Registrant, Yang Qi, mao Quan Yi and Wu Bing Wei dated November 22, 2005 to acquire China Focus Channel Development (HK) Limited (incorporated by reference from our Current Report on Form 8-K filed on November 25, 2005)

2.5	Sale and Purchase Agreement by and between the Registrant and Sun Media Investment Holdings Ltd. dated November 29, 2005 to acquire Sun New Media Holdings Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 1, 2005)

2.6	Sale and Purchase Agreement by and between the Registrant, Yan Hui, Lin Min and Luan Kezhou dated December 6, 2005 to acquire Telefaith Holdings Limited (incorporated by reference from our Current Report on Form 8-K filed on December 8, 2005)

2.7	Sale and Purchase Agreement dated December 6, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire shares of Sun Business Network Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 8, 2005)

2.8	Stock Purchase Agreement between Sun New Media Inc and Barron Partners LP dated December 31, 2005 (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

2.9	Share Purchase Agreement dated January 4, 2006 to acquire Magzone Asia Pte Ltd (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

3.2	Certificate of Amendment to Articles of Incorporation, dated April 11, 2001 (incorporated by reference from our Form 10-KSB, filed April 1, 2002)

3.3	Certificate of Amendment to Articles of Incorporation, dated September 15, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

3.4	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

4.1	Pooling Agreement by and between dated September 18, 2005 among the Registrant, Fidelity Transfer Company, as Trustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

Exhibit No.	Exhibit Title
4.2	Supplementary Pooling Agreement dated December 23, 2005 among the Registrant, Fidelity Transfer Company, as Trustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from our Current Report on Form 8-K filed December 27, 2005)

10.1	Finders Fee Agreement by and between the Registrant and Yu Hiyang and Beckford Finance SA dated July 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005)

10.2	Stock Purchase Agreement by and between Capital Alliance and Sun Media dated July 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005)

10.3	Management Agreement by and between the Registrant and Capital Alliance dated September 18, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

10.4	Share Holding Agreement by between Capital Alliance, SE Global and Sun Media Investment Holdings Ltd. dated September 18, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

10.5	Stock Purchase Agreement dated December 31, 2005 by and between Sun New Media Inc. and Barron Partners LP(incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

14.1	Code of Ethics

21	Subsidiaries of Sun New Media, Inc.

23.1	Consent of Moores Rowland Mazars

31.1	Certificate of Co-CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of Co-CEO as Required by Rule 13a-14(a)/15d-14

31.3	Certificate of Acting CFO as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of Co-CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of Co-CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.3	Certificate of Acting CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code