Form 10QSB
period 2005-12-31
SUN NEW MEDIA INC.
filed 2006-02-21
CIK 1088005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly three month period ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
          79,494,402 common shares issued and outstanding as of February 9, 2006
Transitional Small Business Disclosure Format (Check one): ☐ Yes       ☑ No

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
As used in this quarterly report, the terms “we”, “us”, “our”, “SNMI”, and “the Company” mean Sun New Media, Inc. and its wholly-owned subsidiaries Sun New Media Group Limited, Sun Global Marketing Network Limited, SE Global Equity Inc, SE Global Capital, Inc. and Global-American Investments, Inc., unless otherwise indicated.
PART I
Item 1. Financial Statements
The unaudited financial statements of SNMI for the three months ended December 31, 2005, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.
Sun New Media, Inc.
Condensed Consolidated Financial Statements
December 31, 2005
(Unaudited)
(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statement of Operations	4

Condensed Consolidated Statement of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 32.3

SUN NEW MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and September 30, 2005

		(Unaudited)	(Audited)
		December	September
		31, 2005	30, 2005
	NOTE	US$	US$
ASSETS
Current Assets
Cash and bank balances		1,128,975	201,957
Accounts receivable		57,437	6,277
Other debtor, prepayments and deposits	5	379,163	24,859
Amounts due from related parties		2,802	—
Amounts due from stockholder	6	56,748	53,097
Amounts due from parent company		—	97,349

Total current assets		1,625,125	383,539

Plant and equipment		7,290	5,554
Clearing broker deposit		36,980	36,980

Total Assets		1,669,395	426,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable		93,981	71,204
Other payables and accruals		414,828	38,526
Amounts due to parent company	6	163,770	—
Amounts due to related parties		1,500	—
Convertible note	7	918,000	—

Total current liabilities		1,592,079	109,730

Commitments and Contingencies	8

STOCKHOLDERS’ EQUITY
Common stock; authorized 750,000,000 shares, US$0.01 par value
Preference stock, authorized 250,000,000 shares, US$0.01 par value
64,536,870/ 9,259,370 shares of common stock issued and outstanding, US$0.01 par value		645,369	92,594
50,000/ 55,250,000 shares of common stock reserved to be issued, US$0.01 par value	3	500	552,500
Additional paid in capital		127,675	5,250
Deficit		(696,228)	(334,001)

Total stockholders’ equity		77,316	316,343

Total liabilities and stockholder’s equity		1,669,395	426,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUN NEW MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
For the three months December 31, 2005

		Three months
		ended December
		31, 2005
	NOTE	US$
REVENUES		182,114

Cost of revenues		91,785

Gross Profit		90,329

Other income		7,180

OPERATING EXPENSES
General and administrative		75,753
Management fees and salaries		188,344
Professional fees		195,639

Total operating expenses		459,736

Operating loss before income taxes		(362,227)
Income tax expenses	4	—

Net loss		(362,227)

Loss per share:

Weighted average number of shares outstanding
Basic and diluted		64,518,537

Net loss per share of common stock
Basic and diluted		(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUN NEW MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
For the three months ended December 31, 2005

Three Months
ended December
31, 20005
US$
Cash flows from operating activities
Net loss for the period	(362,227)
Adjustments to reconcile net loss to net cash used in operating activities;
Depreciation	29
Changes in assets and liabilities:
Accounts receivable	(51,160)
Other debtor, deposits and prepayments	(354,304)
Amounts due from related parties	(2,802)
Accounts payable	22,777
Other payables and accruals	376,302
Amounts due to related parties	1,500

Net cash used in operating activities	(369,885)

Cash flows from investing activities
Purchase of fixed assets	(1,765)

Net cash used in investing activities	(1,765)

Cash flows from financing activities
Issuance of common stock	123,200
Proceeds from convertible note	918,000
Amounts due from stockholders	257,468

Net cash provided by financing activities	1,298,668

Net increase in cash and cash equivalents	927,018

Cash and cash equivalents, beginning of the period	201,957

Cash and cash equivalents, end of the period	1,128,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended December 31, 2005
1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Sun New Media Inc (formerly known as SE Global Equity Corp, “SE Global”), a Minnesota corporation, and each of its subsidiaries are collectively referred to herein as the “Company” or “SNMI”.

As of September 30, 2005, SNMI’s subsidiaries are Sun New Media Group Limited (“SNMG”), Global-American Investments Inc (“GAI”), SE Global Equity Inc and SE Global Capital Inc.

During the quarter, the Company incorporated a new subsidiary, Sun Global Marketing Network Ltd (“SGMN”) in the Cayman Islands.

SNMI offers a software platform that provides electronic low cost order routing of U.S. securities through its wholly owned subsidiary, GAI — a licensed U.S. securities broker-dealer to investors. All order routing and support services are provided by the individual alliance broker in compliance with local regulatory requirements. GAI is a U.S. licensed securities broker-dealer and provides a wide range of brokerage services in the United States.

SNMG has had no operations since its date of incorporation on June 6, 2005. SNMG plans to engage in the provision of managerial and marketing services for the distribution and promotion of television programs and electronic publishing materials and websites.

SGMN has had no operations since its date of incorporation on December 5, 2005. SGMN plans to engage in the provision of sales and marketing services for the digital publishing of various magazine titles.

SE Global Equities Inc and SE Global Capital Inc are currently dormant.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments have been made. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the period ended September 30, 2005.

2.	BASIS OF CONSOLIDATION AND PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of SNMI include the accounts of SNMI and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated in the consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

A summary of the Company’s significant accounting policies follows:
(a)	Use of estimates

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

(b)	Financial instruments

Convertible note

The proceeds from the issue of convertible note is allocated entirely to liability except when the fair value of the common stock into which the conversion note can be converted exceeds the proceeds (a beneficial conversion feature), a portion of the proceeds equal to that excess is allocated to additional paid-in capital.

As of the date of issuance during the quarter, the fair value of the common stock into which the convertible note can be converted into does not exceed the proceeds. Accordingly, the whole proceeds are recorded as liability.

Other financial instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable and payable. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of the instruments.

(c)	Plant and equipment

Plant and equipment are stated at cost, net of depreciation. Depreciation is computed primarily on the straight-line method for financial reporting purposes over the following estimated useful lives:

Years
Furniture, fixtures and equipment	5
(d)	Revenue recognition

Brokerage fees and commissions derived from securities transactions and related revenues and expenses are recorded on a trade date basis. Commission revenues are recorded on a settlement date basis.

(e)	Loss per share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted net loss per share reflects the potential dilution of securities that could share in the loss of the Company. The accompanying presentation is only at basic loss per share as the potential dilutive factors are anti-dilutive to basic loss per share.

(f)	Foreign currency transactions

The Company considers U.S. Dollars as its functional currency as a substantial portion of the business activities are based in U.S. Dollars. Some of the subsidiaries are operating in Hong Kong Dollars.

The Company has chosen the United States dollar as its reporting currency.

Transactions in currencies other than the functional currency during the year are translated into the functional currency at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are recorded in the consolidated statements of operations.

For translation of financial statements into the reporting currency, assets and liabilities are translated at the exchange rate at the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated at the weighted average rates of exchange prevailing during the period.

Translation adjustments resulting from this process are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. No other comprehensive income for foreign currency translation was recorded for the three months ended December 31, 2005 because the Hong Kong dollar was pegged at a constant rate to the United States dollar at all times during the period.

(g)	Income taxes

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

(h)	Share-based compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for its first annual or interim period ended on or after December 15, 2005. The Company has adopted SFAS 123R for the quarter ended December 31, 2005. The adoption of SFAS 123R did not have a material impact on the Company’s financial position or results of operations.

(i)	Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

(j)	Deferred expenses

Payments made for future expenses were amortized over the life of service received.
3.	COMMON STOCK
(a)	2001 Stock Option Plan

Effective October 10, 2001 SE Global awarded a total of 2,150,000 non-qualified options at a price of $1.14 post-stock split ($0.57 pre stock split) under the 2001 Plan to certain employees, officers, directors and consultants of SE Global and certain of its subsidiaries of which 123,500 (post stock split) were outstanding as at December 31, 2005.

(b)	2004 Stock Option Plan

Effective January 22, 2004, SE Global adopted the 2004 Stock Option Plan (the “2004 Plan”) allowing for the awarding of options to acquire shares of SE Global. Effective February 2, 2004 SE Global filed a Form S-8 registering a total of 3,000,000 shares of SE Global’s common stock in connection with SE Global’s 2004 Plan.

On January 26, 2004 a total of 200,000 non-qualified stock options were granted to consultants at an exercise price of $0.66 post stock split ($0.33 pre stock split) per share of which 100,000 are outstanding as at December 31, 2005, exercisable for a term of five years and a total of 250,000 non-qualified stock options were granted to employees, officers and directors at a price of $0.66, post stock split ($0.33 pre stock split) per share, exercisable for a term of five years of which 125,000 are outstanding as at December 31, 2005.

4.	INCOME TAX

The Company and its subsidiaries have combined tax losses carried forward, which may be available to reduce future years’ taxable income that result in deferred tax asset. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited operating history. Accordingly a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded

5.	PREPAYMENTS AND DEPOSITS

Prepayments and deposits are summarized as follow:

		As of	As of
		December	September
		31, 2005	30, 2005
	Notes	US$	US$
Deferred expenses	(i)	2,406	2,750
Other debtor		21,200	—
Prepaid insurance premiums		182,260	—
Rental deposits		12,945	12,945
Other deposits	(ii)	127,311	—
Prepaid administrative expenses		31,761	9,164

		377,883	24,859

(i)	The amount represents a prepayment for management fees under a management agreement between SNMI and Capital Alliance Group Inc. (“CAG”) which lasts for two years effective September 18, 2005.

(ii)	The amount represents a prepayment for the purchase of fixed assets.
6.	AMOUNTS DUE FROM/ (TO) STOCKHOLDERS

The amounts are non-trade, interest free and with no fixed terms of repayment.

7.	CONVERTIBLE NOTE

On December 31, 2005, the Company entered into a Note Purchase Agreement (the “Agreement”) with Barron Partners LLP (“Barron”) whereby Barron purchased a convertible note of $918,000 (the “Note”) from the Company. The Note with the maturity date on December 31, 2008 bore interest at a rate of 22% per annum payable in kind and could be converted to 450,000 shares of common stock at a conversion price of $2.04. Pursuant to the Agreement, adjustments may be made to the conversion price subject to certain terms and conditions.

The convertible note is classified as liability as it has no embedded conversion feature.

8.	COMMITMENTS AND CONTINGENCIES
(a)	Commitments

The Company leases office premises for its subsidiary GAI, under operating leases. Rental expenses under operating lease for the quarter ended December 31, 2005 was $10,317.

Future minimum rental payments under non-cancellable operating leases are approximately as follows:

As of
December
31, 2005
US$
Within one year	31,196
Within 2 to 5 years	21,208

52,404

(b)	Contingencies

GAI is undergoing a review by the National Association of Security Dealers (NASD) for compliance with NASD Rules applicable to Order Audit Trail System (OATS). While a final determination has yet to be made, it is possible that GAI could be subject to disciplinary action which may entail a penalty.

The directors of GAI are of the opinion that the company is not at fault as there are mitigating circumstances. The directors of GAI believe that the company can successfully get waived any settlement fine but they cannot state categorically that this will be the case. The past pattern of the NASD in an OATS violation was a fine of approximately $10,000.
9.	SUBSEQUENT EVENTS

On January 27, 2006, the Company completed the acquisition of a 100% controlling interest in China Focus Channel Development Ltd (“FCD”). FCD has a variable interest entity, Suizhou China Focus Channel Development Limited. SFC is a variable interest entity owned by FCD. FCD does not have any ownership interest in SFC. FCD is incorporated in Hong Kong and is considered a foreign entity under the PRC laws. Under various contractual agreements, SFC’s stockholders are required to transfer their ownership in SFC to FCD or to designees of FCD at any time for the amount of loans outstanding. All voting rights of SFC are assigned to FCD and FCD has the right to appoint all directors and senior management personnel of SFC. FCD has also entered into an exclusive consulting service agreement with SFC under which FCD provides consulting and other services to SFC in exchange for all net income of SFC. In addition, SFC’s stockholders have pledged their shares in SFC as collateral for the non-payment of loans due to FCD. In view of the above, SFC is considered as FCD’s variable interest entity.

On February 13, 2006, SNMI entered into an agreement to acquire a 100% equity interest in China Sport TV Productions Ltd (“CSTV”). Under the terms of the agreement, SNMI is to issue 460,526 shares of common stock for 100% of the issued and outstanding shares of CSTV.

On February 14, 2006, SNMI entered into an agreement to acquire a 100% equity interest in Lifestyle Magazines Publishing Pte Ltd (“Lifestyle”). Lifestyle is mainly engaged in the publishing of lifestyle and special interest magazines. Under the terms of the agreement, SNMI is to issue 978,406 shares of common stock for 100% of the issued and outstanding shares of Lifestyle.

On February 15, 2006, the Company completed the acquisition of a 100% controlling interest in Sun New Media Holdings Limited (“SNMH”), according to the terms originally announced on November 29, 2005. Through SNMH, the Company now has an 85% stake in Sun 365 Multimedia Holdings Ltd, a Beijing based television and multimedia production-company; a 51% stake in Compass Multimedia (HK) Ltd, the creator and distributor of the Gogosun e-publishing platform and China’s first digital TV Guide; and a 30% stake in Global Woman Multimedia Co. Ltd, a TV and new media company with various online and offline media assets.

On February 17, 2006, the Company change its fiscal year end from September 30 to March 31.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
As a result of the reverse acquisition, the historical financial statements of SE Global Equities Corp for periods prior to the acquisition are no longer the financial statements of SNMI, as reported before the acquisition and therefore no longer presented.
Acquisitions
On January 27, 2006, we acquired 100% of the issued and outstanding shares of China Focus Channel Development Co Ltd (“FCD”) in exchange for 14,900,000 shares of our common stock. The main business assets of FCD are marketing and channel management services operated under a PRC company, Suizhou Focus Channel Development Ltd. Pursuant to the acquisition agreement, we will issue an additional 2,000,000 shares of our common stock upon the achievement by FCD of certain business and financial milestones events, up to maximum aggregate of 6,000,000 shares.
On February 15, 2006, we acquired 100% of the issued and outstanding shares of Sun New Media Holdings Limited (“SNMH”). SNMH has an 85% stake in Sun 365 Multimedia Holdings Ltd, a Beijing based television and multimedia production company, a 51% stake in Compass Multimedia Ltd (HK) (“Compass”), the creator and distributor of the Gogosun e-publishing platform and China’s first digital TV Guide and a 30% stake in Global Woman Multimedia Co. Ltd.

Results of Operations
Quarter Ended December 31, 2005
Our results for the quarter ended December 31, 2005, include the results of our interactive marketing and sales services business and our brokerage business.
Revenue Brokerage commission revenue for the quarter ended December 31, 2005 was $182,114. We had no revenue related to our interactive marketing and sales services business during the quarter.
Expenses Our total expenses for quarter ended December 31, 2005 were $551,521. These included expenses relating to our brokerage business of clearing firm charges of $30,369, commission expenses of $61,416 and general and administrative expenses of $104,619 and general and administrative expenses relating to our interactive marketing and sales services business of $355,117.
Net Loss We generated a loss of $362,227 for the three month period ended December 31, 2005.
Our ability to achieve profitability in the future will depend upon our ability to generate revenue from our interactive marketing and sales business services. We need to expand our brand awareness and client base and increase our global market presence. In order to achieve these goals, we will need to increase spending on marketing and enhance our cost control program.
Liquidity and Capital Resources
As of December 31, 2005, we had $1,128,975 cash in hand. The cash is available for general working capital purposes. During the quarter ended December 31, 2005, we generated proceeds through a private placement of our securities. In connection with the financing, we raised gross proceeds of approximately $1,020,000 through the issuance of 50,000 shares of our common stock and a $918,000 convertible note. The note is convertible into common stock at a price of $2.04 per share. We also issued warrants for the purchase of an aggregate of 11 million shares of our common stock at exercise prices ranging from $2.04 to $4.80 per share with a weighted average price of approximately $3.71 per share.
A total of 27,500 stock options were exercised during the current period. Total cash proceeds of $21,200 were received in connection with the exercise of the stock options.
We intend to raise additional capital through additional private placements of our equity securities, proceeds received from the exercise of outstanding options, continued financing from our majority shareholder, Sun Media Investment Holdings, and, if available on satisfactory terms, debt financing to achieve our goals and objectives for the next nine months.
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
Off-Balance Sheet Arrangement
As of December 31, 2005, we had had no off-balance sheet arrangements.
Capital Expenditure Commitments
At December 31, 2005, we had no outstanding commitments for capital expenditures.

Strategic Acquisitions and Recent Development
We are assembling two principal divisions: Interactive Marketing; and Sales Services and Channel Management. We also are in the process of acquiring supporting investments focused on business-to-consumer television products. Each division will in turn be made up of a number of subsidiary companies that offer integrated product and service solutions.
Interactive Marketing
Our interactive marketing division will initially be made up of 4 business units that together will form a strong collection of marketing, media, content delivery, and vertical web portal assets. Other than FCD, Compass and Sun Global Marketing Network Ltd, none of these business units are yet owned by us, but we expect to close the proposed acquisitions prior to end of the quarter ending March 31, 2006.
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
We plan to expand Compass initially by providing outsourced PC and mobile-based internal and external communications solutions to major Chinese consumer products companies. Next, through Compass’ b2b2c e-publishing and digital promotional gift services, we expect to be able to develop a substantial “locked-in” consumer base that will help us to become the de facto leader in e-publishing delivery platforms in China.
We completed the acquisition of a 100% controlling interest in Sun New Media Holdings Limited, which has a 51% stake in Compass, on February 15, 2006.
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
Sun Global Marketing Network, Ltd.: Sun Global Marketing Network (“SGMN”) controls the exclusive sales and marketing rights for the digital publishing of China Business Post, Wine and Dine, Smart Investor, Observer Star and Wide Angle. In conjunction with our advanced distribution systems these media assets increase the stickiness and customer retention rates of our key b2b and b2c interactive marketing offerings. SGMN is a wholly owned subsidiary of the Company and was incorporated in the Cayman Islands on December 5, 2005.
Telefaith Holdings Ltd. (to be renamed Shengji Mobile Media): Through Shengji Mobile Media (“Shengji”), we will have a fully dedicated mobile communications information delivery platform. Shengji is a start-up company, but we expect that Shengji will play a critical role in extending our value offerings to the mobile communications market. Shengji also has a mobile service provider license and has established relationships with China Mobile and China Netcom, the key providers of mobile telecommunications services in China.
Sales Services and Channel Management
We expect that our sales services and channel management division will comprise two principal units: the recently acquired FCD and a group purchase and an alliance management software company that we have identified but have not yet entered into an agreement to acquire. Both companies focus on clarifying distribution network product ordering, delivery, and payment processes through sophisticated, user-friendly scalable software platforms.

FCD is one of China’s major providers of third party channel management internet software systems for consumer products companies. FCD offers internet-based channel management software and multi-enterprise coordination platforms. We completed the acquisition of a 100% controlling interest in FCD on January 27, 2006.
FCD’s proprietary channel management software, we can offer client companies integrated information systems that directly address the most pressing and challenging distribution network management problems.
Supporting Media Investments
We are also in the process of acquiring control of a number of key content and media assets that we believe will bring significant value both as brand and marketing platforms for our b2b customers and as direct to consumer media and marketing channels.
Among these media investments are: a 30% interest in a group of women’s multimedia production assets and brands centered around Yang Lan, one of China’s best-known television personalities; the acquisition of the global rights to adapt, edit, and distribute nearly 3,200 different TV programs that can be distributed across all of our various b2c platforms; and the acquisition of a 25% shareholder interest in Sun Business Network (SBN) (computed based on the total shares outstanding following the proposed transactions), a Singapore (SGX) listed company.
Critical Accounting Policies and Estimates
Our unaudited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.
Revenue recognition
The Company’s revenues consisted of brokerage commissions generated by Global American Investments, Inc. Securities transactions and related revenues and expenses are recorded on a trade date basis. Commission revenues are recorded on a settlement date basis.
Share-based compensation
In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for its first annual or interim period ended on or after December 15, 2005. The Company has adopted SFAS 123R for the quarter ended December 31, 2005. The adoption of SFAS 123R did not have a material impact on the Company’s financial position or results of operations.

RISK FACTORS
You should consider carefully all of the information in this Quarterly Report on Form 10-QSB, including the risks and uncertainties described below, before making an investment in our common stock. Any of the following risks could have a material adverse effect on our business, financial condition and results of operations. In any such case, the market price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Business
The development of our business is dependent upon the completion of a number of acquisitions and other transactions that have not yet closed.
Our principal focus is on our China based interactive marketing and sales services business. We are creating this business through the acquisition of various entities and assets. As of February 21, 2006, we have entered into a number of agreements relating to such acquisitions, as further described in our Annual Report on 10-KSB. Our acquisition of FCD closed on January 27, 2006 and the acquisition of SNMH closed on February 15, 2006, but the other transactions have not yet closed. We expect to close the remaining acquisitions during the first quarter of 2006. However, if we do not close such acquisitions or such closings are delayed, we may not be able to develop our business as we have planned or at all.
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
As part of our business strategy, we have pursued, and intend to continue to pursue, selective strategic acquisitions of businesses, assets and technologies that complement our existing business. For example, the FCD and Shengji acquisitions involve uncertainties and risks, including:
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
As of February 9, 2006, our principal shareholders and their affiliated entities own approximately 68% of our outstanding common stock (which will be reduced to approximately 52% after completion of announced but not yet closed transactions). These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our Common stock. These actions may be taken even if they are opposed by our other shareholders.

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
Sales of our common stock in the public market or the perception that these sales could occur, could cause the market price of our common stock to decline. As of February 9, 2006, approximately 1,946,768 shares, or 2.4% of our outstanding shares will be freely transferable without restriction or additional registration under the Securities Act of 1933, as amended, or the Securities Act. The remaining common stock outstanding as of such date will be available for sale, beginning on September 18, 2006, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act.

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

Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As at the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Principal Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Principal Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Acting Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submissions of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits and Reports on Form 8-K

No.	Description
2.1	Share Purchase Agreement dated November 21, 2005 by and between the Registrant and Sun Business Network Ltd. to acquire a group of property holdings in Beijing and shares of Asia Premium Television Group, Inc.(incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005)

2.2	Share Swap Agreement by and between the Registrant and Sun Business Network Ltd. dated November 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005)

2.3	Sale and Purchase Agreement by and between the Registrant, Yang Qi, Mao Quan Yi and Wu Bing Wei dated November 22, 2005 to acquire China Focus Channel Development (HK) Limited (incorporated by reference from our Current Report on Form 8-K filed on November 25, 2005)

2.4	Sale and Purchase Agreement by and between the Registrant and Sun Media Investment Holdings Ltd. dated November 29, 2005 to acquire Sun New Media Holdings Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 1, 2005)

2.5	Sale and Purchase Agreement by and between the Registrant, Yan Hui, Lin Min and Luan Kezhou dated December 6, 2005 to acquire Telefaith Holdings Limited (incorporated by reference from our Current Report on Form 8-K filed on December 8, 2005)

2.6	Sale and Purchase Agreement dated December 6, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire shares of Sun Business Network Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 8, 2005)

2.7	Sale and Purchase Agreement dated February 13, 2006 by and between the Registrant and China Entertainment Sports Limited to acquire China Sport TV Productions Ltd (incorporated by reference from our Current Report on Form 8-K filed on February 17, 2006)

2.8	Sale and Purchase Agreement dated February 14, 2006 by and between the Registrant and United Home Limited to acquire Lifestyle Magazines Publishing Pte Ltd (incorporated by reference from our Current Report on Form 8-K filed on February 17, 2006)

4.1	Supplementary Pooling Agreement dated December 23, 2005 among the Registrant, Fidelity Transfer Company, as Trustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from our Current Report on Form 8-K filed December 27, 2005)

10.1	Stock Purchase Agreement between Sun New Media Inc and Barron Partners LP dated December 31, 2005 (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

31.1	Certificate of Co-CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of Co-CEO as Required by Rule 13a-14(a)/15d-14

31.3	Certificate of Acting CFO as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of Co-CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of Co-CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.3	Certificate of Acting CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN NEW MEDIA, INC.

Date: February 21, 2006	By:	/s/ John Zongyang Li

John Zongyang Li
Co-Chief Executive Officer

Date: February 21, 2006	By:	/s/ Hwee Ling Ng

Hwee Ling Ng
Acting Chief Financial Officer

INDEX TO EXHIBITS

No.	Description
2.1	Share Purchase Agreement dated November 21, 2005 by and between the Registrant and Sun Business Network Ltd. to acquire a group of property holdings in Beijing and shares of Asia Premium Television Group, Inc.(incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005)

2.2	Share Swap Agreement by and between the Registrant and Sun Business Network Ltd. dated November 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005)

2.3	Sale and Purchase Agreement by and between the Registrant, Yang Qi, Mao Quan Yi and Wu Bing Wei dated November 22, 2005 to acquire China Focus Channel Development (HK) Limited (incorporated by reference from our Current Report on Form 8-K filed on November 25, 2005)

2.4	Sale and Purchase Agreement by and between the Registrant and Sun Media Investment Holdings Ltd. dated November 29, 2005 to acquire Sun New Media Holdings Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 1, 2005)

2.5	Sale and Purchase Agreement by and between the Registrant, Yan Hui, Lin Min and Luan Kezhou dated December 6, 2005 to acquire Telefaith Holdings Limited (incorporated by reference from our Current Report on Form 8-K filed on December 8, 2005)

2.6	Sale and Purchase Agreement dated December 6, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire shares of Sun Business Network Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 8, 2005)

2.7	Sale and Purchase Agreement dated February 13, 2006 by and between the Registrant and China Entertainment Sports Limited to acquire China Sport TV Productions Ltd (incorporated by reference from our Current Report on Form 8-K filed on February 17, 2006)

2.8	Sale and Purchase Agreement dated February 14, 2006 by and between the Registrant and United Home Limited to acquire Lifestyle Magazines Publishing Pte Ltd (incorporated by reference from our Current Report on Form 8-K filed on February 17, 2006)

4.1	Supplementary Pooling Agreement dated December 23, 2005 among the Registrant, Fidelity Transfer Company, as Trustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from our Current Report on Form 8-K filed December 27, 2005)

10.1	Stock Purchase Agreement between Sun New Media Inc and Barron Partners LP dated December 31, 2005 (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

31.1	Certificate of Co-CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of Co-CEO as Required by Rule 13a-14(a)/15d-14

31.3	Certificate of Acting CFO as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of Co-CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of Co-CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.3	Certificate of Acting CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code