Form 10KSB
period 2006-03-31
SUN NEW MEDIA INC.
filed 2006-06-30
CIK 1088005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended [ ]

☑	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from October 1, 2005 to March 31, 2006
Commission File Number: 000-26347
Sun New Media, Inc.
(Name of small business issuer as specified in its charter)

MINNESOTA	410985135
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Fourth Floor 1120 Avenue of the Americas, New York, NY	10036
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number (212) 626-6744
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
☑ Yes     No ☐
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
☐ Yes     No ☑
State Registrant’s revenues for its most recent fiscal year: $402,173
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:
     $160,337,106.50
     (1) Based on last trade price on June 16, 2006
State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.
     103,689,630 common shares issued and outstanding as of June 18, 2006.
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
As used in this annual report, the terms “we”, “us”, “our”, and “SNMD” mean Sun New Media, Inc. and its wholly-owned subsidiaries Sun New Media Group Limited, SE Global Capital, Inc. (formerly SE Global Direct, Inc.) and Global-American Investments, Inc., unless otherwise indicated.

PART I
Item 1. Description of Business
Overview
     Sun New Media’s goal is to become one of China’s leading multi-media marketing and channel management companies, leveraging the combined powers of interactive marketing, information services and e-transaction capabilities. Our principal focus is on our China-based business-to-business (“B2B”) interactive marketing, channel management and on-line distribution business in specific industry verticals.
     We are creating this business through the ongoing acquisition of various entities and assets. To date we have completed acquisitions that have enabled us to serve the beverages and handheld electronics verticals. We have also entered into agreements which we expect will allow us to enter into the women’s apparel and electronics components and parts verticals. We expect to close these acquisitions during the second half of 2006. We expect to enter into other verticals using the same strategy.
     We were originally incorporated under the laws of Minnesota in 1972 and were previously known as SE Global Equity. In September 2005, SE Global Equity acquired 100% of the issued and outstanding share capital of Sun New Media Group Limited and changed the company name to Sun New Media, Inc. The acquisition was treated as a reverse acquisition for accounting purposes, and we adopted the September 30 fiscal year of the “accounting acquirer”, Sun New Media Group Limited as a result of the reverse acquisition. In February, 2006 we changed our fiscal year-end date from September 30th to March 31st.
     We maintain and operate our corporate internet website at http://www.sunnewmedia.net. The information contained in our website is not incorporated by reference into this Report.
Background
     China has experienced rapid economic growth over the past decade. China’s central bank estimates that economic growth for 2006 at 10 per cent this year, surpassing the 2005 rate. Further, China’s entry into the WTO, accompanied by a proliferation of private businesses and an increase in the number of foreign multinational companies in China, has led to increased market liberalization and competition. In this competitive environment, companies in China are increasingly recognizing the need for improved methods of doing business.
     As a result of economic growth and liberalization, the number of business entities operating in China has increased significantly. These new businesses are competing in an economy traditionally dominated by state owned or controlled enterprises at one end and serviced by millions of small local businesses on the other end. These dynamics have generally led to a very stratified market with inefficient systems for channel marketing and distribution. A significant opportunity exists to leverage internet-based technologies to enhance communication across distribution networks, promoting accountability, transparency, and efficiency through centralized information management systems. The opportunity is particularly salient in industries characterized but multiple-layers of fragmented distribution systems like the beverage and apparel industries.

Corporate Strategy
     Our goal is to be one of China’s first integrated business media and channel management companies. We are in the process of building e-enabled distribution systems, media platforms, and electronic exchanges in a number of China’s key industries, connecting buyers and sellers with a suite of turnkey digital media, e-commerce, and information management solutions. Key elements to our strategy include the following:
•	Integrate our acquired businesses. We completed our first acquisitions in the first half of calendar 2006. During fiscal 2007 we intend to complete the integration of all of our acquisitions and leverage the efficiencies that we believe can be obtained by providing services to multiple verticals.

•	Increase our value to customers by developing broader service offerings. We intend to develop additional services to offer to our customers. Among other projects, we are developing an integrated business communications software application that integrates industry information, database access, and secure communication tools on a single platform, accessible via PC or mobile device.

•	Increase our brand awareness. We intend to increase market awareness of our brand and services through leveraging our presence in China’s business media industry and dedicated marketing services team to promote integrated brand solutions for the Sun New Media brand.

•	Continue to explore complimentary acquisitions. We intend to continue to seek acquisition of companies or strategic relationships that will allow us to offer services in additional verticals.
Services
     The Company is divided into two principal divisions: the Transactional Services Division and the Information Services Division.
     The Transactional Services Division works to enhance distribution systems by bringing buyers and sellers together on integrated electronic platforms. Our goal is to use electronic trading systems to help to eliminate inefficiencies and multi-layered distribution systems, enhance margins, and consolidate fragmented distribution systems and verticals. Currently, we serve two verticals in China: beverages and handheld electronics. We have also announced plans to acquire 100% of William Brand, a Shanghai based company that will be responsible for managing a Women’s Apparel vertical. We expect that the acquisition will be completed in July 2006. Finally, we have also announced plans to form a joint-venture with the state-owned China Electronics and Appliances Corporation (“CEAC”) that will be effectively 64% controlled by us and will manage an electronics parts vertical. Subject to obtaining all required government approvals, we expect this acquisition to be completed in the second quarter ending September 30, 2006. Our strategy is to further expand through acquisition or joint-venture with existing distribution companies in two to three additional major verticals in the current fiscal year. Our goal is to identify verticals with strong growth potential and target companies that will be able to effectively utilize our suite of electronic trading platforms and management systems.
     The bulk of our revenue in the first phase of strategic development will come from transactional services related fees. Through our Transactional Services Division, we develop and manage back-end systems for distribution companies in the beverage and handheld electronics industries in Central China in exchange for management fees equivalent to between 5% and 12% of the gross revenue of our distributor clients. Among the services provided by our Transactional Services Division are an internet-based ordering and purchasing system, integrated financial control systems that link wholesaler, sub-wholesaler and retailer accounts, sales support systems for expanding distribution network reach, and below the line marketing support programs designed to enhance communication across distribution networks. Our suite of services can be deployed in multiple verticals through customizing its core product offerings to meet the industry-specific needs of distributors. We plan to expand the revenue of this division both through increasing the suite of service offerings and expanding our client base in and around the Wuhan region. We intend to leverage our company wide product development and nationwide sales support services to enhance the regional and vertical-specific competitive advantages of our Transactional Services Division.
     By the end of the first quarter of our current fiscal year, we expect to begin recognizing revenue contribution from William Brand and Beijing CEAC Trans Global Logistics commencing the second quarter. Through these two acquisitions, we plan to develop vertical specific, nationwide transactional services (akin to those we are currently deploying in the beverage vertical) that target the Women’s Apparel and Electronics Components industries respectively.
     Through our Information Services Division, we plan to leverage our long experience in China’s media industry to build sticky, web-based communities of business users with targeted trade media, industry intelligence, and interactive marketing platforms. Our current strategy is to build one of China’s largest and most accurate multi-vertical databases of businesses while simultaneously aggregating the digital distribution rights for industry-specific business publications and other business media products. Later we expect to distribute content generating advertising and service revenue. We plan to focus particular attention on aggregating media and data related to the vertical industries in which our Transactional Services Division operates. We believe this will allow us to expand our distribution systems in particular regions and further enhance the credibility and stickiness of both the exchange and information platforms.
     Our Information Services division also owns a number of proprietary technologies that it markets to business, government, and media clients across China. The key service is the division’s DJVU scanning and compression technology. The service is a digital archiving and publishing service. As we expand our database and media offerings, we plan to cross-promote the digital compression technology as a value-added service for customers.
     Our expanding business database and media services offer a number of important revenue streams that will have a major impact on future performance. We are currently developing a business information destination portal that will combine paid and advertising-supported services including database access, media and industry intelligence, and paid media services. Among our key information services are a suite of proprietary technologies that we markets to business, government, and media clients across China, including digital archiving and publishing service based around the DJVU compression technology. As we expand our database and media offerings, we plan to cross-promote the digital compression technology as a value-added service for customers.
     We expect that as our transactional and information services mature, a greater percentage of our revenue will come through the provision of b2b marketing services. Our information and transactional services will give us proprietary access to critical information about the state of China’s b2b marketplace which we believe will allow us to create customized integrated marketing solutions for business clients looking for effective communication channels with specific target groups.
Media Investments
     We maintain a number of investments in consumer media and marketing companies that we believe will allow us to offer business customers one-stop-shop interactive marketing solutions that reach directly to China’s key consumer groups. As of March 31, 2006, we owned a 30% interest in Global Woman Multimedia, Ltd., a web and television production company that targets professional women in mainland China. Also, we have a 16% interest in Sun Business Network, a Singapore-based lifestyle and business publishing company that distributes 13 monthly and weekly magazines and newspapers in China and Southeast Asia. In addition, we own the digital version of China’s leading weekly newspaper, China Business Post, a national advertising sales & marketing operation under Sun Global Marketing Network and 6 consumer lifestyle magazines published in Singapore.

Competition
     The private business media and information services industry in China is highly fragmented. The main competitors in the industry continue to be state-owned media groups, industry associations, and government agencies. In the private sector, our principal competitor is Hui Cong, an information services and business search company that focuses on the domestic market. We also face indirect competition from Global Sources, a business information service companies that are primarily focused on the import-export marketplace.
     Although we are not currently aware of any other company that offers the same services as our Transactional Services Division, we may face future competition from horizontal service providers such as Alibaba.com, Hui Cong and Global Sources.
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
     Most of our existing and potential competitors have significantly greater financial resources than we do. They also have longer operating histories and more experience in attracting and retaining users and managing customers than we do. They may use their experience and resources to compete with us in a variety of ways, including by competing more heavily for users, customers, distributors and networks of third-party websites, investing more heavily in research and development and making acquisitions.
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
     In compliance with PRC’s foreign investment restrictions on media industry and other laws and regulations, we conduct all our media services in China via the following significant domestic Variable Interest Entities (“VIEs”):
•	Sun China Media (Beijing) Technology Co., Ltd. (“SCMBT”), a PRC company controlled through us by contract and is owned equally by Qiong Zhou and Yuling Li, each of whom are non-executive employees of the Company.

•	Suizhou Focus Trading Development Co., Ltd. (“SFC”), a PRC company controlled by us by contract and is engaged in marketing, information and technology services to beverage and electronic device distributors. It is 60% owned by Qi Yang, one of our officers and directors and 25% and 15% owned by Bingwei Wu and Quanyi Mao, two employees of the Company respectively.

•	Shanghai Shengji Technology Co., Ltd (“Shengji”), a PRC company controlled by us by contract, and is engaged in wireless mobile services. It is 40% owned by Hui Yan, 40% owned by Min Lin and 20% owned by Kezhou Luan, each employees of the Company.

•	Sun China Media (Beijing) International Advertising Co. Ltd (“SCMIA”), a China company controlled by us by contract and is engaged in advertising business. It is 50% owned by Qiong Zhou, and 50% owned by Yuling Li, non-executive PRC employees of the Company.
The capital investment in these VIEs is funded by the Company and registered as interest-free loans to these PRC employees. As of March 31, 2006, the total amount of interest-free loans to the employee shareholders of the VIEs listed above was US$262,500. Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by PRC laws and regulations or to our designees at any time for the amount of outstanding loans, and all voting rights of the VIEs are assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs. Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services.
Employees
     As of March 31, 2006, we had 104 employees. Of our employees, 15 were in management, 26 were in finance, legal & administration, 3 in business development and research & development and 58 in sales and marketing.
Recent Developments
Board Changes
The following Board appointments were made after April 1, 2006:
•	William Adampoulos, May 11, 2006;
•	Yang Qi, May 11, 2006;
•	Mark Newburg, May 31, 2006; and
•	Ricky Gee Hing Ang, June 29, 2006
And, the following members resigned:
•	Chauncey Shey, May 11, 2006; and
•	John Zongyang Li, June 28, 2006.
     We have been actively pursuing a number of new acquisition transactions. As of June 29, 2006, we have entered into the following transactions:
•	On June 29, 2006, our wholly owned subsidiary, Sun New Media Holdings Limited entered into an agreement with MIDGET Limited and divested our interest in Compass Multimedia Holdings Limited for a consideration of approximately RMB5.3 million (US$2.7 million).
•	On June 14, 2006, we entered into a Sales & Purchase Agreement (the “Credit 114 Purchase Agreement”) with Sun Media Investment Holdings Ltd. (“SMIH”) to acquire 100% of the outstanding shares of Credit Network 114 Limited (“Credit 114”). Credit 114 is incorporated in the British Virgin Islands and is engaged in the business of data collection and management.
As a part of the Credit 114 Purchase Agreement, we will also be given exclusive on-line rights for the release of several business media information products. Included in these products will be exclusive authorization by Dragon List for its on-line Music Sales Report and Music Radio Report, an exclusive authorization by the Ministry of Culture and China Audio and Video Press for the release of on-line CVA News, and exclusive authorization by the Information Office of State Council and China Media Report for the release of China Website Newsletter.
Pursuant to the Credit 114 Purchase Agreement, we will also acquire a credit database business. We also entered into a Supplemental Agreement, dated June 14, 2006 with SMIH to acquire search engine technology and additional on-line business media content from SMIH.
The entire Credit 114 Acquisition will take place over a 90-day period, during which time we will pay SMIH a total of US$2.5 million for 100% ownership of the outstanding shares of Credit 114 and the assets described above. The first of four equal payments of US$625,000 has been made within 10-days of signing the Purchase Agreement, with the remaining three payments being made within 30, 60 and 90 days of signing the Credit 114 Purchase Agreement, respectively.
•	On June 8, 2006, we entered into an agreement with Mr. Ren Huiliang (the “Seller”) to purchase 100% of William Brand Administer Limited and its subsidiary, William Textiles Limited, collectively “William Brand”. William Brand is a China-based producer and distributor of women’s luxury apparel. The consideration for the acquisition is to be satisfied in full through the issuance of 4,655,172 shares of our common stock. The Company will issue the shares to the Seller in four installments: the first installment of 1,163,793 shares to be issued within thirty days of the completion of the deal and the remaining shares to be issued in thirds at the end of each of the next three years, subject to William Brand achieving minimum revenue and profit targets in each of the 3 years, commencing June 1, 2006. These revenue and profit targets are as follows: revenue of US$15 million in year one, US$17.5 million in year two, and US$20 million in year three, and minimum after-tax profit of US$3 million, US$3.5 million, and US$4 million in years one, two and three, respectively.
•	On May 23, 2006, we signed a strategic cooperative and sales purchase agreement (the “CEAC Agreement”) with China Electronic Appliances Corporation (“CEAC”), a subsidiary of the state-owned China Electronics Corporation (“CEC”), and two individuals, Mr. Yong Li and Mr. Mianchun Wang, management designees from CEAC (collectively, the “Sellers”). The CEAC Agreement provides that we will purchase a 49% interest in Beijing Trans Global Logistics (“BTGL”) and its subsidiary, Beijing CEAC Trans Global Logistics (“BCTG”) from Messrs. Wang and Li and a 31% stake in BTGL from CEAC. As a result, we will effectively own 80% of shares of BTGL and will effectively own 64% of the shares in BCTG. The consideration for the acquisition is to be satisfied through a combination of cash and shares as follow: RMB 9 million in cash and the remaining through the issuance of 138,066 shares of our common stock.
Pursuant to the terms of the CEAC Agreement, the Sellers will receive an additional 138,066 shares per year for an aggregate of 414,198 shares for the next 3 years if BTGL achieves revenue and net margin targets of US$50 million and a net margin of 2% per year.
If the targets are met for the three years, total consideration for the acquisition will be RMB 9 million in cash and 554,264 shares.
•	On April 20, 2006, we entered into an agreement (the “Purchase Agreement”) with Sun Media Investment Holdings Ltd. (“SMIH”). The Purchase Agreement provides that we will purchase various assets, including real estate, automobiles, office equipment, and program rights, as well as approximately 48.6 million shares in Asia Premium Television Group (OTCBB: ASTV, “ASTV”) for a total consideration of US$3,442,587, to be satisfied by the issuance of 860,647 shares of our common stock.

•	On April 20, 2006, we divested 100% of Global American Investments Inc., our legacy brokerage business, to Kingston Capital Group Limited for US$40,000 in cash.
•	On January 27, 2006, we completed the acquisition of China Focus Channel Development Co. Ltd. (“Focus”), pursuant to a Sale and Purchase agreement (the “Focus Purchase Agreement”) dated November 22, 2005 with Yang Qi, Mao Quan Yi and Wu Bing Wei (collectively, the “Sellers”) in exchange for 14,900,000 shares of our common stock. We have based our beverages vertical business on the business of Focus.
The terms of the Focus Purchase Agreement also provide that we must issue an additional 2,000,000 shares of its common stock to the Sellers, if:
a)	the audited net profit after tax (“PAT”) of Suizhou Focus Channel Development Limited (“SFC”), wholly owned subsidiary of Focus, is in excess of $4.5 million for the fiscal year ending December 31, 2006,

b)	the audited PAT of SFC is in excess of $5.0 million for the fiscal year ending December 31, 2007; and

c)	the audited PAT of SFC for the fiscal year ending December 31, 2008 is in excess of $5.5 million.
In the event that the audited PAT is less than the guaranteed amounts for each of the fiscal years, the Sellers shall either make-up the shortfall in cash, or forfeit their rights to receive the shares of our common stock.
Concurrently, on January 27, 2006, we entered into a supplemental agreement with the sellers to provide for a 90-day period for the transfer of the business and assets of Hubei Zhengyuan Trade Development Ltd. (“HZTD”), a PRC company, to SFC.
On March 31, 2006, SFC and HZTD, entered into a management services agreement (the “New Agreement”) which took effect on April 1, 2006. Under the terms of the New Agreement, HZTD will pay SFC and/or its nominees a management fee equal to 12% of its total cash sales. In addition, the Sellers will guarantee SFC that the management fee payable to SFC arising from this New Agreement shall not be less than RMB4 million (approximately US$500,000) per month, and that the operating costs of SFC including staff costs shall not be more than RMB8 million (approximately US$1 million) per annum subject to an inflationary cost increase of no more than 10% per annum for the duration of the New Agreement.
Notwithstanding the above, the profit guarantees as provided by the Sellers as per the original Purchase Agreement remained unchanged.
In addition to the New Agreement, the Company and the Sellers have entered into a separate Supplemental Agreement (the “New Supplemental Agreement”) to the original Purchase Agreement to alter the following terms:
a)	the profit related shares shall be reduced to 700,000 shares per year from the original 2,000,000 shares per year for which the profit guarantees are met;

b)	the Company shall pay the Sellers a cash component of RMB40 million (approximately US$5 million); and

c)	the business and assets of HZTD shall remain with HZTD and will not be transferred to SFC as provided in the original Purchase Agreement.
In summary, assuming that profit guarantee for each of the three years are met, total consideration for the acquisition of Focus shall be 17 million shares and cash of RMB40 million (approximately US$5 million) instead of 20.9 million shares.

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
Item 1A. Risk Factors
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
Risks Related to Our Business
The development of our business is dependent upon the completion of a number of acquisitions and other transactions that have only recently or not yet closed.
     Our principal focus is on our China based interactive marketing and sales services business. We are creating this business through the acquisition of various entities and assets. If we are unable to successfully operate and integrate the businesses we acquire, our business will not be successful. Through March 31, 2006, there have been no meaningful operating results relating to our acquired business. Accordingly, there is no a limited basis upon which our business can be evaluated.
Our short operating history and rapidly evolving business makes it difficult for us to accurately forecast revenues and expenses.
     We commenced our interactive marketing and sales services operations in June 2005 and have a very limited operating history for this division. Our operating results to date relate principally to the legacy brokerage business that we operated prior to the reverse acquisition. Such business was disposed of subsequent to March 31, 2006. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries in China. Since inception, we have announced a number of proposed transactions to develop this business and which will have a material impact on our operations for the fiscal year ending March 31, 2007 and beyond. As a result, it is difficult for us to predict future revenues and operating expenses. We based our expense levels, in part, on our expectations of future revenues from these transactions. If our interactive marketing and sales services business develops slower than we expect, our losses may be higher than anticipated and may cause our stock price to decline.
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
     As part of our business strategy, we have pursued, and intend to continue to pursue, selective strategic acquisitions of businesses, assets and technologies that complement our existing business. Our acquisitions involve uncertainties and risks, including:
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
     We commenced our interactive marketing and sales services operations in 2005 and are expanding our operations rapidly. We anticipate significant continued expansion of our business as we address growth in our consumer and customer base and market opportunities. To manage the potential growth of our operations and personnel, we will be required to improve operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Furthermore, our management will be required to maintain and expand our relationships with other websites, Internet companies, and other third parties. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations.
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
     As of June 18, 2006, our principal shareholders and their affiliated entities own approximately 64% of our outstanding common stock (which will be reduced to approximately 57% after completion of announced but not yet closed transactions). These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our Common stock. These actions may be taken even if they are opposed by our other shareholders.

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
     Sales of our common stock in the public market or the perception that these sales could occur, could cause the market price of our common stock to decline. As of June 18, 2006, approximately 61,120,295 shares, or 59% of our outstanding shares will be freely transferable without restriction or additional registration under the Securities Act of 1933, as amended, or the Securities Act. The remaining common stock outstanding as of such date will be available for sale, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act.
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
     We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements may first apply to our annual report on Form 10-K for the fiscal year ending March 31, 2007. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We are a young company with limited accounting personnel and other resources with which to address our internal controls and procedures. If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting at a reasonable assurance level. Moreover, effective internal controls over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.
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
Item 2. Properties
     The majority of our operations are in China, where we have leased offices in Beijing, Wuhan and Shanghai. We believe that our existing facilities are adequate to meet our current requirements, and that future growth can be accommodated by leasing additional or alternative space.
Item 3. Legal Proceedings
     We are not aware of any pending legal proceedings against us. We may in future be party to litigation arising in the course of our business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.
Item 4. Submissions of Matters to a Vote of Security Holders
     On June 29, 2006, at a special meeting of our shareholders, the shareholders elected the following nominees for directors to our Board of Directors and received the votes listed.

Name	For	Withheld
Bruno Wu	63,573,194	—
Yu Bing	63,523,194	50,000
Herbert Kloiber	63,523,194	50,000
Kay Koplovitz
Yang Qi,	63,573,194	—
William Adamopoulos	63,573,194	—
Mark Newburg	63,523,194	50,000
and
     The proposal to change the state of incorporation from Minnesota to Delaware was approved by the following vote:

For	Against	Abstain	Broker Non-Votes
63,386,639	186,555	—	—
Part II.
Item 5. Market for Common Equity and Related Shareholder Matters
     Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “SNMD”. The following quotations are adjusted to reflect the 2-for-1 reverse stock split that occurred on September 18, 2005 and reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares for each full financial quarter for the past eight completed quarters were as follows:

	04/01/05 to 03/31/06		04/01/04 to 03/31/05
	High	Low	High	Low
First Quarter	4.88	2.82	0.34	0.34
Second Quarter	4.20	2.84	0.60	0.60
Third Quarter	4.15	3.00	1.90	1.40
Fourth Quarter	4.35	3.60	5.10	1.24
The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
     On June 15, 2006, the last reported sale price for our common stock on the OTC Bulletin Board was $4.25. As of June 18, 2006, there were 444 shareholders of record of our common stock.
Dividend Policy
     We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.
Recent Sales of Securities
     During the quarter ended March 31, 2006, we issued shares in the following transactions pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”).
     In February 2006, we issued 196,000 shares of common stock at price of $2.30 per share and warrants for the purchase of an aggregate of 196,000 shares of common stock at an exercise price of $4.90 per share. These issuances were to four investors pursuant to Regulation S of the Act.
     On March 6, 2006, we issued 50,000 shares of Common Stock, a $1,898,000 note convertible into common stock at price of $2.04 per share and warrants for the purchase of an aggregate of 4 million shares of Common Stock at an exercise price of $2.10 per share. Each of these issuances was made to one accredited investor pursuant to Regulation D and Section 4(2) of the Act.
During January to March 2006, we issued Common Stock in connection with acquisitions as follows:
•	14,900,000 shares of common stock pursuant to the acquisition of China Focus Channel Development Co., Limited (“Focus”);
•	2,000,000 shares of common stock as finders’ fee for the acquisition of Focus;
•	853,333 shares of common stock pursuant to the acquisition of Telefaith Holdings Limited; and
•	409,207 shares of common stock pursuant to the acquisition of Magzone Asia Pte Ltd.
Each of the foregoing transactions was made pursuant to Regulation S of the Act.

Item 6. Management Discussion and Analysis
Overview
     Our principal focus is on our China-based business-to-business interactive marketing and sales services business. Our goal is to be one of China’s first integrated business media and channel management companies. We are in the process of building e-enabled distribution systems, media platforms, and electronic exchanges in a number of China’s key industries, connecting buyers and sellers with a suite of turnkey digital media, e-commerce, and information management solutions.
     We have completed a number of acquisitions as of March 31, 2006 and announced several other acquisitions that we expect to close subsequent to the quarter ending March 31, 2006. (See “Business — Recent Developments). We have also divested our legacy brokerage business which we operated prior to the reverse acquisition. As a result of these transactions, we expect that our results of operations for future periods will be materially different and that our principal sources of revenue, operating expenses and profits will be derived from our China based businesses. As such, our historical results to March 31, 2006 are not indicative of the future performance of the Company.
     On June 29, 2006, our wholly owned subsidiary, Sun New Media Holdings Limited entered into an agreement with MIDGET Limited and divest our stake in Compass Multimedia Holdings Limited for a consideration of approximately RMB5.3 million (US$2.7 million). The disposal will not have a material impact on our statement of operations for the financial year commencing April 1, 2006.
Results of Operations
Fiscal Period Ended March 31, 2006
     Except for certain employee and financing related charges, our operating results for the period ended March 31, 2006 principally reflect our legacy brokerage business, which has since been divested.
     The operating results did not include any contribution from Focus as was originally expected due to the delay in the transfer of the business and assets from Hubei Zhengyuan Trade Development Limited to Suizhou Focus Channel Development Limited. The Focus transaction is discussed in more detail in the section on “Business — Recent Developments.”.
     Revenue. Total revenue for the 6-month period ended March 31, 2006 was $402,173, of which 99% were attributable to the legacy on-line brokerage business.
     Expenses. Our total expenses for the 6-month period ended March 31, 2006 were $16,267,263. These included expenses related to our brokerage business of $454,016, stock-based employee incentive compensation of $9,654,099, warrant valuation expenses of $110,053, convertible notes discount costs of $2,676,441 and provision for impairment loss in marketable securities of $1,456,221.
     Excluding the expenses relating to our brokerage business and the non-cash expenses associated with incentive compensation, warrants and convertible notes, our total operating expenses would have been $1,916,433. Of this amount approximately $436,000 was for legal and professional fees incurred for acquisitions.
     Net Loss. Our net loss for the 6-month period ended March 31, 2006 was $15,826,863, including non-cash expenses of about $13.9 million.
     Our ability to achieve profitability in the future will depend upon our ability to effectively integrate and operate our acquired businesses. We must successfully implement of our acquisition and expansion strategies and rationalize our businesses to achieve economies of scale, improved operational efficiencies and productivity, and reduce costs. In addition, we must successfully expand our brand awareness, client base and increase our global market presence.

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
Liquidity and Capital Resources
     As of March 31, 2006, we had approximately $1.4 million in cash and cash equivalents and $8.1 million in marketable securities. Subsequent to March 31, 2006, we have received net proceeds of $8,311,845 from the exercise of warrants to purchase our common stock. As of June 18, 2006, warrants with a weighted average exercise price per share of $3.51 and an aggregate exercise price of $40.5 million remained outstanding.
     Proceeds from the conversion of outstanding warrants will be used for working capital, including new acquisitions.
     If we are unsuccessful in raising further new capital, our ability to seek strategic acquisitions to grow our business would be adversely affected.
Off-Balance Sheet Arrangement
     As of March 31, 2006, we do not have any off-balance sheet arrangements.
Capital Expenditure Commitments
     We had no material capital expenditures for the period ended March 31, 2006. However we expect to invest approximately $250,000 in capital expenditure over the next 12 months.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on fair value of the award at the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for its first annual or interim period ended on or after December 15, 2005. The Company adopted SFAS 123R for the quarter ended December 31, 2005.
     In May 2005, the FASB issued SFAS No. 154, accounting Changes and Error Corrections, FAS 154, which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
Critical Accounting Policies and Estimates
     Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles (“GAAP”) used in the United States. In preparing financial statements, management has made certain estimates and assumptions that affected the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions were made consistent with standard accounting policies and practices. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.
Revenue recognition
     The Company’s revenues consisted of brokerage commissions generated by Global American Investments, Inc. Securities transactions and related revenues and expenses are recorded on a trade date basis. Commission revenues are recorded on a settlement date basis. The Company recognizes revenues from transaction and information services in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” when all of the following conditions exist: persuasive evidence of an arrangement exists in the form of an accepted purchase order; delivery has occurred, based on shipping terms, or services have been rendered; the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and collectibility is reasonably assured.
Stock-based compensation
     Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), “Share Based Payment,” (“SFAS No. 123(R)”) which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. There were no unvested stock options at the beginning of this reporting period therefore no compensation expense was recognized in the period. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R).
     As at September 30, 2005 the Company elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148. During the period from September 18, 2005 to September 30, 2005, no stock-based employee compensation arrangements have been effected and accordingly no disclosure of pro forma information is required. In accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.
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

Item 7. Financial Statements
Financial Statements
Sun New Media, Inc.
Consolidated Financial Statements
Period from October 1, 2005 to March 31, 2006
(Expressed In United States Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Sun New Media Inc.
We have audited the accompanying consolidated balance sheet of Sun New Media Inc (the “Company”) as of March 31, 2006 and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the period from October 1, 2005 to March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and the results of its operations and its cash flows for the period from October 31, 2005 to March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
/s/ Bernstein & Pinchuk, LLP
New York, New York
June 29, 2006

SUN NEW MEDIA INC.
CONSOLIDATED BALANCE SHEET
As of March 31, 2006 and September 30, 2005

	Note	As of	As of September 30,
		March 31, 2006	2005[1]
		US$	US$
ASSETS
Current Assets
Cash and bank balances		1,373,715	201,957
Accounts receivable, net of provision for doubtful debts $72,046 (2005: Nil)		415,735	6,277
Other receivable, prepayments and deposits	8	466,396	24,859
Inventories		85,346	—
Marketable securities		8,140,377	—
Amounts due from stockholders	9	292,106	150,446
Amounts due from related parties	9	892,699	—

Total current assets		11,666,374	383,539
Investment in associated company		24,987	—
Goodwill and intangible assets	4	61,794,537	—
Plant and equipment	5	2,205,536	5,554
Clearing broker deposit		36,980	36,980

Total Assets		75,728,414	426,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable		987,238	71,204
Other payables and accruals	10	6,928,098	38,526
Amounts due to related parties	9	489,122	—
Factoring loan	11	233,043	—

Total current liabilities		8,637,501	109,730
Convertible notes	6	2,816,000	—
Discount on warrants	6	(2,393,052)	—
Commitments and Contingencies	12
STOCKHOLDERS’ EQUITY
Common stock; authorized 750,000,000 shares, US$0.01 par value
Preference stock, authorized 250,000,000 shares, US$0.01 par value
84,055,510 (2005: 9,259,370) shares of common stock issued and outstanding, US$0.01 par value		840,555	92,594
14,537,253 (2005: 55,250,000) shares of common stock reserved to be issued, US$0.01 par value		145,372	552,500
Additional paid in capital		81,942,502	5,250
Foreign currency translation adjustments		1,920	—
Deficit		(16,160,864)	(334,001)
Minority interest		(101,520)	—

Total stockholders’ equity		66,667,965	316,343

Total liabilities and stockholder’s equity		75,728,414	426,073

(1)	Information for the comparative period is not applicable since the Company commenced its operations on June 6, 2005.
The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the periods ended March 31, 2006 and September 30, 2005

	Note	Period from	Period from
		October 1, 2005	June 6, 2005
		to March 31, 2006	to September 30, 2005(1)
		US$	US$
REVENUES		402,173	27,358
Direct costs		245,063	18,723

		157,110	8,635
OPERATING EXPENSES
General and administrative		1,129,847	16,938
Depreciation and amortization		6,767	—
Finders’ fee		—	55,000
Stock-based compensation		9,654,099	—
Consulting and professional fees		988,772	32,638
Impairment loss on marketable securities		1,456,221	—

Total operating expenses		13,235,706	104,576

Operating loss		(13,078,596)	(95,941)
Interest income		637	—
Interest expense, BCF		(2,676,441)	—
Interest expense, warrant valuation		(110,053)	—
Other income		37,590	—

Loss before income tax expense		(15,826,863)	(95,941)
Income tax expenses	7	—	—

Net loss		(15,826,863)	(95,941)

Earnings per share:
Weighted average number of shares outstanding
Basic and diluted		72,809,160	15,398,259
Net loss per share of common stock
Basic and diluted		(0.22)	(0.01)

(1)	Information for the comparative period is not applicable since the Company commenced its operations on June 6, 2005.
The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Period from June 6, 2005 to March 31, 2006

			Common shares
			Issued		Reserve and to be issued
			Number		Number		Additional
			of		of		Paid in		Translation
	Note		Shares	Amounts	Shares	Amounts	Capital	Deficit	Adjustment	Total
				US$		US$	US$	US$	US$	US$
Balance, June 6, 2005			250,000	250,000	—	—	—	—	—	250,000
Elimination of SNMG shares upon reverse acquisition			(250,000)	(250,000)	—	—	250,000	—	—	—
Consolidation of SNMD shares upon reverse acquisition			18,518,740	185,188	—	—	—	—	—	185,188
Additional paid in capital of SNMD upon reverse acquisition			—	—	—	—	6,269,359	—	—	6,269,359
Accumulated losses of SNMD upon reverse acquisition			—	—	—	—	(6,350,013)	—	—	(6,350,013)
1 for 2 reverse split			(9,259,370)	(92,594)	—	—	92,594	—	—	—
Issuance of stocks for acquisition of SNMG	(i	)	—	—	50,000,000	500,000	(500,000)	—	—	—
Issuance of stocks for finders fees	(i	)	—	—	5,000,000	50,000	5,000	—	—	55,000
Issuance of stocks for management fees	(i	)	—	—	250,000	2,500	250	—	—	2,750
Par value of shares issued for reverse acquisition in excess of the additional paid-in capital			—	—	—	—	238,060	(238,060)	—	—
Net loss for the period			—	—	—	—	—	(95,941)	—	(95,941)

Balance, September 30, 2005[1]			9,259,370	92,594	55,250,000	552,500	5,250	(334,001)	—	316,343

(i)	The stocks were reserved as of September 30, 2005 and were issued on October 4, 2005.
(1)	Information for the comparative period is not applicable since the Company commenced its operations on June 6, 2005.
The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Period from June 6, 2005 to March 31, 2006

		Common shares
		Issued		Reserved and to be issued
								Foreign
		Number		Number		Additional		Currency
		of		of		Paid in		Translation
	Note	Shares	Amounts	Shares	Amounts	Capital	Deficit	Adjustment	Total
			US$		US$	US$	US$	US$	US$
Balance, October 1, 2005		9,259,370	92,594	55,250,000	552,500	5,250	(334,001)	—	316,343
Issuance of stocks for acquisition from SNMG		55,250,000	552,500	(55,250,000)	(552,500)	—	—	—	—
Issuance of stocks for stock options exercised		43,000	430	—	—	34,090	—	—	34,520
Issuance of stocks for stock purchase		296,000	2,960	—	—	651,840	—	—	654,800
Issuance of stocks for acquisition of Focus		14,900,000	149,000	—	—	24,851,013	—	—	25,000,013
Issuance of stocks for finders fee		2,000,000	20,000	—	—	7,780,000	—	—	7,800,000
Issuance of stocks for acquisition of Telefaith		853,333	8,533	—	—	359,396	—	—	367,929
Issuance of stocks for acquisition of Magzone		409,207	4,092	—	—	1,595,910	—	—	1,600,002
Issuance of stocks for employees’ performance incentives		1,044,600	10,446	—	—	3,868,653	—	—	3,879,099
Issuance of stocks for purchase of assets	(ii)	—	—	1,156,303	11,563	4,035,497	—	—	4,047,060
Issuance of stocks for grant of license	(ii)	—	—	6,900,000	69,000	24,081,000	—	—	24,150,000
Issuance of stocks for shares swap	(ii)	—	—	5,042,017	50,420	6,896,178	—	—	6,946,598
Issuance of stocks for acquisition of CSTV	(iii)	—	—	460,526	4,605	556,732	—	—	561,337
Issuance of stocks for acquisition of Lifestyle	(iii)	—	—	978,407	9,784	2,259,490	—	—	2,269,274
Discount on convertible notes and warrants		—	—	—	—	5,179,546	—	—	5,179,546
Capital contribution		—	—	—	—	89,907	—	—	89,907
Expenses incurred on issuance of stocks		—	—	—	—	(302,000)	—	—	(302,000)
Other comprehensive income		—	—	—	—	—	—	1,920	1,920
Net loss for the period		—	—	—	—	—	(15,826,863)	—	(15,826,863)

Balance, December 31, 2006		84,055,510	840,555	14,537,253	145,372	81,942,502	(16,160,864)	1,920	66,769,485

(ii)	The stocks were reserved as of March 31, 2006 and were issued on May 9, 2006.

(iii)	The stocks were reserved as of March 31, 2006 and were issued on April 17, 2006.
The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the periods ended March 31, 2006 and September 30, 2005

	October 1, 2005	June 6, 2005 to
	to March 31, 2006	September 30, 2005
	US$	US$(1)
Cash flows from operating activities
Net loss for the period	(15,826,863)	(95,941)
Adjustments to reconcile net loss to net cash used in operating activities;
Finders’ fee	—	55,000
Stock-based compensation	9,654,099	—
Depreciation of fixed assets	6,767	—
Interest expenses — BCF	2,676,441	—
Interest expense — warrants valuation	110,053	—
Impairment loss on marketable securities	1,456,221	—
Changes in assets and liabilities:
Accounts receivable	(43,689)	—
Other receivables, deposits and prepayments	(294,642)	—
Due from related parties	(751,166)	—
Due from stockholders	(141,660)	(97,349)
Accounts payable	241,856	1,920
Other payables and accruals	853,701	38,526
Due to related parties	403,628	—

Net cash used in operating activities	(1,655,254)	(97,844)

Cash flows from investing activities
Purchase of fixed assets	(5,680)	—
Cash acquired in business combination, net	(403,159)	49,801
Investment in associated company	(24,987)	—

Net cash provided by investing activities	(433,826)	49,801

Cash flows from financing activities
Issuance of common stock	654,800	250,000
Issuance of convertible notes	2,816,000	—
Expenses incurred on issuance of common stock	(302,000)	—
Minority interest, net	89,907	—

Net cash provided by financing activities	3,258,707	250,000

Net effect of exchange rate changes on consolidating subsidiaries	2,131
Net increase in cash and cash equivalents	1,171,758	201,957
Cash and cash equivalents, beginning of the period	201,957	—

Cash and cash equivalents, end of the period	1,373,715	201,957

(1)	Information for the comparative period is not applicable since the Company commenced its operations on June 6, 2005.
The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period from October 1, 2005 to March 31, 2006
Note 1 — Organization and Nature of Business
Sun New Media’s goal is to become one of China’s leading multi-media powered marketing and channel management company. Our principal focus is on our China-based business-to-business interactive marketing and sales services business. We are creating this business through the ongoing acquisition of various entities and assets. We continued to operate the legacy SE Global Capital brokerage business through March 31, 2006.
Sun New Media Inc (formerly known as SE Global Equity Corp, “SE Global”), a Minnesota corporation, and each of its subsidiaries are collectively referred to herein as the “Company” or “SNMD”. On September 12, 2005, the stockholders of SE Global approved the Share Purchase Agreement (the “Reverse Acquisition Agreement”) dated as of July 21, 2005, between SE Global and Sun Media Investment Holdings Limited (“Sun Media”) to acquire 100% of the issued and outstanding shares of Sun New Media Group Limited (“SNMG”) (the “Reverse Acquisition Transaction”).
SNMG was incorporated in the British Virgin Islands on June 6, 2005 as a limited liability company.
Under the terms of the Reverse Acquisition Agreement, SE Global amended its Articles of Incorporation prior to the closing of the Transaction to:
•	change its name from SE Global to “Sun New Media, Inc”;
•	complete a one for two reverse stock split (“reverse split”) of the issued and outstanding shares of common stock of SE Global; and
•	amend its authorized share capital to consist of 750,000,000 shares of common stock with a par value of $0.01 per share; and 250,000,000 shares of preferred stock with a par value of $0.01 per share.
Under the terms of the Reverse Acquisition Agreement, SE Global issued 50,000,000 shares of its common stock (post reverse split) to Sun Media as consideration for Sun Media selling all of the issued and outstanding shares of SNMG. SE Global issued an additional 5,000,000 shares (post reverse split) to two parties who introduced Sun Media to SE Global as finders’ fee.
SE Global and Sun Media completed the above transactions on September 18, 2005. SE Global changed its name from SE Global Equities Corp to Sun New Media Inc. and began trading under the new symbol “SNMD” on a post one for two reverse split basis on September 20, 2005. At the closing, the businesses of the Company and SNMG were combined (the “Combination”). The Combination was accounted for as a purchase transaction for financial accounting purposes. As a result of the Combination, Sun Media owned a majority of the outstanding shares of Company common stock. Therefore, the Combination was accounted for as a reverse acquisition in which SNMG is the purchaser of the Company.
Our subsidiaries include the following:
•	SNMG;

•	Global-American Investments Inc (“GAI”);

•	SE Global Equity Inc;

•	SE Global Capital Inc;

•	Sun Global Marketing Network Limited;

•	China Focus Channel Development (HK) Limited;

•	Sun New Media Holdings Limited;

•	Telefaith Holdings Limited;

•	Magzone Asia Pte Ltd;

•	Lifestyle Magazines Publishing Pte Ltd; and

•	China Sports Television Production Limited.

Note 2 — Summary of the Company’s significant accounting policies
Basis of Consolidation and Presentation
The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities, VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method. The Company has adopted FASB Interpretation No. 46R consolidation of Variable Interest Entities, FIN 46R, an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.
The Group has the following significant domestic Variable Interest Entities, or VIEs:
•	Sun China Media (Beijing) Technology Co., Ltd. (“SCMBT”), a PRC company controlled through us by contract and is owned equally by Qiong Zhou and Yuling Li, each of whom are non-executive employees of the Company.
•	Suizhou Focus Trading Development Co., Ltd. (“SFC”), a PRC company controlled by us by contract and is engaged in marketing, information and technology services to beverage and electronic device distributors. It is 60% owned by Qi Yang, one of our officers and directors and 25% and 15% owned by Bingwei Wu and Quanyi Mao, two employees of the Company respectively.
•	Shanghai Shengji Technology Co., Ltd (“Shengji”), a PRC company controlled by us by contract, and is engaged in wireless mobile services. It is 40% owned by Hui Yan, 40% owned by Min Lin and 20% owned by Kezhou Luan, each employees of the Company.
•	Sun China Media (Beijing) International Advertising Co. Ltd (“SCMIA”), a China company controlled by us by contract and is engaged in advertising business. It is 50% owned by Qiong Zhou, and 50% owned by Yuling Li, non-executive PRC employees of the Company.
The capital investment in these VIEs is funded by the Company and registered as interest-free loans to these PRC employees. As of March 31, 2006, the total amount of interest-free loans to the employee shareholders of the VIEs listed above was US$262,500. Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by PRC laws and regulations or to our designees at any time for the amount of outstanding loans, and all voting rights of the VIEs are assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs. Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services.
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

Business combinations
The Company accounts for its business combinations using the purchase method of accounting. This method requires that the acquisition cost to be allocated to the assets and liabilities the Company acquired based on their fair values. The Company makes estimates and judgments in determining the fair value of the acquired assets and liabilities, based on independent appraisal reports for material purchases as well as its experience with similar assets and liabilities in similar industries. If different judgments or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially different. When considering whether an acquired assets group constitutes a business, the Company used the criteria defined by EITF 98-3 determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business.
Goodwill and intangible assets, net
Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries and VIEs. Under Statement of Financial Accounting Standards, FAS No. 142, goodwill and Other Intangible Assets, FAS 142, goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS 142.
The Company applies the criteria specified in SFAS No. 141, business Combinations to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the contractual-legal or reparability criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, accounting for the Impairment or Disposal of Long-lived Assets. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.
Plant and equipment
Plant and equipment are stated at cost, net of depreciation. Depreciation is computed primarily on the straight-line method for financial reporting purposes over the following estimated useful lives:

Years
Furniture, fixtures and equipment	3 - 5
Motor vehicles	5
Impairment of marketable securities
Marketable securities are classified as trading securities and reported fair at fair value. The carrying amounts are reviewed at each balance sheet date to determine whether there is any indication of any impairment. Any unrealized gains or losses are included in the statement of operations.
Revenue recognition
Brokerage fees and commissions derived from securities transactions and related revenues and expenses are recorded on a trade date basis. Commission revenues are recorded on a settlement date basis. Transaction service revenue will be mainly attributed from the management fee income of China Focus Channel Development Ltd which we acquired on January 27, 2006. According to the supplemental agreement, the management fee agreement will be effective on April 1, 2006, therefore there was no management fee revenue recognized as of March 31, 2006. Information services business, a start-up operation, did not generate revenue during the period.
Loss per share
Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted net loss per share reflects the potential dilution of securities that could share in the loss of the Company. Stock options and outstanding warrants have not been included in the diluted earnings per share calculation because their effect would be anti-dilutive. Therefore, basic and diluted earnings per share are the same.

Foreign currency translation
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
Stock-based compensation
Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), “Share Based Payment,” (“SFAS No. 123(R)”) which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. There were no unvested stock options at the beginning of this reporting period therefore no compensation expense was recognized in the period. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R).
As at September 30, 2005 the Company elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148. During the period from September 18, 2005 to September 30, 2005, no stock-based employee compensation arrangements have been effected and accordingly no disclosure of pro forma information is required. In accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.
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
Recently Issued Accounting Pronouncements
In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for its first annual or interim period ended on or after December 15, 2005. The Company adopted SFAS 123R for the quarter ended December 31, 2005.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, SFAS 154, which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
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
NOTE 3 — BUSINESS ACQUISITIONS
Pursuant to FAS 141, paragraph 6, exchange transactions in which the consideration given is cash are measured by the amount of cash paid. However, if the consideration given is not in the form of cash (that is, in the form of non-cash assets, liabilities incurred, or equity interests issued), measurement is based on the fair value of the consideration given or the fair value of the asset (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable.
The Company is a recently formed business with a very short history of operating and stock performance. At the time of completion of following acquisitions, the Company’s common stock was traded on the Over-the-Counter Bulletin Board (OTCBB) with a high volatility in both volume and price. Therefore management determined that the fair value of the asset (or net assets) acquired is more clearly evident and thus, more reliably measurable when consideration is not in the form of cash.
Share Purchase Agreement between the Company and Sun Business Network Ltd.
On April 20, 2006, pursuant to the Sale and Purchase agreement (the “SBN Purchase Agreement”) dated November 21, 2005 between the Company and Sun Business Network Ltd. (“SBN”), the Company acquired exclusive perpetual online publishing rights to certain magazines, a group of property holdings in Beijing and 53,000,000 ordinary common shares of Asia Premium Television Group, Inc. The consideration paid by the Company for the acquisition will be satisfied through the issuance of 8,056,303 shares of the Company’s common stock. The terms of the SBN Purchase Agreement also provide that the Company will issue an additional 6,900,000 shares of its common stock if the audited net profits after tax of the online publishing business are at least US$2.415 million for the twelve months commencing January 1, 2006. In the event that the audited net profits after tax are less than the targeted amount, SBN shall either deliver to the Company the cash value of the shortfall, or forfeit its rights to receive the additional shares.
At the time of entering into the agreement on November 21, 2005, our common stock was traded on OTCBB with limited liquidity and short term trading history, while Asia Premium Television Group. Inc. has been traded on the OTCBB, for a comparably longer time, therefore management determined to use the market value of the securities received the value of acquired assets to measure our consideration (the Company stock) paid.
Our largest shareholder, SMIH owns approximately 11.3% of Sun Business Network Ltd. (“SBN’’), and our Executive Chairman, Dr. Wu, is also the Chairman & Director of SBN. Our Director & CEO, Mr Ricky Ang owns 4.1% of SBN and is also the Executive Vice-Chairman & Managing Director of SBN.

Share Purchase Agreement between the Company and Lifestyle Magazines Publishing Pte Ltd (“Lifestyle Magazines”)
On March 31, 2006 we completed the acquisition of Lifestyle pursuant to a Sale and Purchase Agreement dated February 14, 2006 (the “Lifestyle Purchase Agreement”) by and between the Company and United Home Limited (“United Home”) and acquired a 100% controlling interest in Lifestyle Magazines.
The consideration paid by the Company for the acquisition was satisfied through the issuance of 978,406 shares of the Company’s common stock. Incorporated in Singapore, Lifestyle Magazines is one of Southeast Asia’s leading publishers of lifestyle and special interest magazines. It brings to the Company six popular magazine titles: New Man, Home Concepts, Space, Today’s Parents, Se Xiang Wei, and Pregnancy Guide.
At the time of entering into the agreement on February 14, 2006, our common stock was traded on OTCBB with limited liquidity and a comparative short trading history. The management believes the value of the acquired assets appraised by an independent appraiser will provide a more clearly evident and, thus, more reliable measurement for our non-cash consideration. Therefore the management determined to use the value of acquired assets to measure our consideration (the Company stock) paid. The Company used independent valuation report as a guidance to record this transaction.
The purchase price was allocated as follows:

Cash	$63,590
Current assets	683,702
Other assets	11,657
Current liabilities	(1,051,983)
Intangible assets	2,562,308

Purchase price	$2,269,274

Share Purchase Agreement between the Company and Magzone Asia Pte Ltd (“Magzone”)
The Company completed the acquisition of Magzone on March 10, 2006 for a consideration of issuance of the Company’s common stock and cash. The consideration paid by the Company for the acquisition was satisfied through US$399,998 and the issuance of 409,207 shares of the Company’s common stock.
At the time of entering into the agreement, our common stock was traded on OTCBB with limited liquidity and a comparative short trading history. The management believes the value of the acquired assets appraised by an independent appraiser will provide a more clearly evident and, thus, more reliable measurement for our non-cash consideration. Therefore the management determined to use the value of acquired assets to measure our consideration (the company stock) paid. The Company used independent valuation report as a guidance to record this transaction.
The purchase price was allocated as follows:

Cash	$112,407
Current assets	15,126
Other assets	4,852
Current liabilities	(116,622)
Goodwill on consolidation	96,683
Intangible assets	1,887,554

Purchase price	$2,000,000

Share Purchase Agreement between the Company and Telefaith Holdings Limited (“Telefaith”)
On March 2, 2006 we completed the acquisition of Telefaith Holdings Ltd. the parent company of Shengji Information Technology Ltd. in exchange for 853,333 shares of our Common Stock.
At the time of entering into the agreement, our common stock was traded on OTCBB with limited liquidity and a comparative short trading history. The management believes the value of the acquired assets apprised by an independent appraiser will provide a more clearly evident and, thus, more reliable measurement for our non-cash consideration. Therefore the management determined to use the value of acquired assets to measure our consideration (the company stock) paid. The Company used independent valuation report as a guidance to record this transaction.

The purchase price was allocated as follows:

Cash	$456
Current assets	6,194
Other assets	106,484
Current liabilities	(47,573)
Intangible assets	302,368

Purchase price	$367,929

Share Purchase Agreement between the Company and Sun New Media Holdings Limited (“SNMH”)
On February 15, 2006 we completed the acquisition of Sun New Media Holdings according to the terms of agreement with SNMH as originally announced on November 29, 2005. As a result of the acquisition, SNMD acquired an 85% equity interest in Sun 365 Multimedia Holdings Ltd, a Beijing based television and multimedia production-company; a 51% equity interest in Compass Multimedia Ltd. (HK), the creator and distributor of the Gogosun e-publishing platform and China’s first digital TV Guide and a 30% equity interest in Global Woman Multimedia Co. Ltd., a TV and new media company with various online and offline media assets centered on Ms. Yang Lan, one of China’s leading media personalities. The consideration for this acquisition was US $1.00.
Share Purchase Agreement between the Company and China Focus Channel Development Co. Ltd (“Focus”)
On January 27, 2006, we completed the acquisition of China Focus Channel Development Co. Ltd. (“Focus”), pursuant to a Sale and Purchase agreement (the “Focus Purchase Agreement”) dated November 22, 2005 with Yang Qi, Mao Quan Yi and Wu Bing Wei (collectively, the “Sellers”) in exchange for 14,900,000 shares of our common stock.
The terms of the Focus Purchase Agreement also provide that the Company will issue an additional 2,000,000 shares of its common stock to the Sellers, if:
a)	the audited net profit after tax (“PAT”) of Suizhou Focus Channel Development Limited (“SFC”), wholly owned subsidiary of Focus, is in excess of $4.5 million for the fiscal year ending December 31, 2006,
b)	the audited PAT of SFC is in excess of $5.0 million for the fiscal year ending December 31, 2007; and
c)	the audited PAT of SFC for the fiscal year ending December 31, 2008 is in excess of $5.5 million.
In the event that the audited PAT is less than the guaranteed amounts for each of the fiscal years, the Sellers shall either make-up the shortfall in cash, or forfeit their rights to receive the shares of the Company’s common stock.
Concurrently, on January 27, 2006, the Company entered into a supplemental agreement with the sellers to provide for a 90-day period for the transfer of the business and assets of Hubei Zhengyuan Trade Development Ltd. (“HZTD”), a PRC company, to SFC.
On March 31, 2006, SFC and HZTD, entered into a management services agreement (the “New Agreement”) which will take effect from April 1, 2006. Under the terms of the New Agreement, HZTD will pay SFC and/ or its nominees a management fee equal to 12% of its total cash sales. In addition, the Sellers will guarantee SFC that the management fee payable to SFC arising from this New Agreement shall not be less than RMB4 million (approximately US$500,000) per month, and that the operating costs of SFC including staff costs shall not be more than RMB8 million (approximately US$1 million) per annum subject to an inflationary cost increase of no more than 10% per annum for the duration of the New Agreement.
Notwithstanding the above, the profit guarantees as provided by the Sellers as per the original Purchase Agreement remained unchanged.
In addition to the New Agreement, the Company and the Sellers have entered into a separate Supplemental Agreement (the “New Supplemental Agreement”) to the original Purchase Agreement to alter the following terms:
i)	the profit related shares shall be reduced to 700,000 shares per year from the original 2,000,000 shares per year for which the profit guarantees are met;
ii)	the Company shall pay the Sellers a cash component of RMB40 million (approximately US$5 million); and
iii)	the business and assets of HZTD shall remain with HZTD and will not be transferred to SFC as provided in the original Purchase Agreement.

In summary, assuming that profit guarantee for each of the three years are met, total consideration for the acquisition of Focus shall be 17 million shares of our common stock and cash of RMB40 million (approximately US$5 million) instead of 20.9 million shares.
The purchase price was allocated as follows:

Cash	$13
Current assets	—
Other assets	—
Current liabilities	—
Goodwill on consolidation	7,800,000
Intangible assets	25,000,000

Purchase price	$32,800,013

Share Purchase Agreement between SE Global and Sun Media
The Company intended to purchase the business assets of SNMG and pursuant to the Share Purchase Reverse Acquisition Agreement, the Company acquired 100% of the stock of SNMG in exchange for 50,000,000 shares of the Company’s common stock. The transaction resulted in the former shareholders of SNMG owning shares equaling 77.5% of the outstanding shares of Company common stock. The Company also issued 5,000,000 shares of common stock to 2 other parties as finders’ fees. The pre-share fair value of the issued shares referred to above was US$0.01108 at September 18, 2005.
The Combination was accounted for as a reverse acquisition under U.S. generally accepted accounting principles, with SNMG considered being the acquiring entity even though the Company survives and is the legal parent of SNMG. As a result of the reverse acquisition: (a) the historical financial statements of the Company for periods prior to the Combination are no longer the financial statements of the Company on a going forward basis, and therefore no longer presented; (b) based on the closing date of September 18, 2005, the consolidated financial statements for the fiscal period ended September 30, 2005 include 13 days (September 18 to September 30, 2005) of operating activity for SNMD and it subsidiaries (other than SNMG). As SNMG was incorporated on June 6, 2005, there are no comparative figures to be presented.
These pro forma adjustments reflect the allocation of the assets and liabilities of SNMD of the difference between the purchase consideration and the book value of SNMD.
SNMD’s book value is assumed to be its stockholders’ equity:

US$
Consideration:
Shares of SNMD common stock outstanding as of September 18, 2005	9,259,370
Fair value per share of SNM	0.01108
Fair value of SNMD common stock	102,614
Book value of SNMD prior to Combination
Stockholders’ equity at September 18, 2005	102,614
—

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
The following table summarizes goodwill from the Company’s acquisitions:

	As of	As of
	March 31, 2006	September 30, 2005
	US$’000	US$’000
Focus	7,800	—

	7,800	—

The following table summarizes intangible assets:

	As of	As of
	March 31, 2006	September 30, 2005
	US$’000	US$’000
Service agreements	25,000	—
Magazines mastheads	2,562	—
License	24,452	—
Technology	1,980	—

	53,994	—

The above intangible assets have original estimated useful lives as follow:

Service agreements	30 years
Technology	3 to 10 years
NOTE 5 — PLANT AND EQUIPMENT, NET
Plant and equipment is summarized as follows:

	As of	As of
	March 31, 2006	September 30, 2005
	US$	US$
Cost
Motor vehicles	124,303	—
Leasehold building and improvement	1,401,397	—
Furniture, fixtures and equipments	982,650	7,419

	2,508,350	7,419
Accumulated depreciation	(302,814)	(1,865)

	2,205,536	5,554

NOTE 6 — Convertible Notes, Warrants and Stock Options
Convertible Notes
On December 31, 2005, when the market price of the Company’s stock was $4.09, the Company issued a $918,000 convertible note to one accredited investor. The note is convertible into the Company’s common stock at $2.04 per share. On March 6, 2006, when the market price of the Company’s stock was $3.93, the Company issued a $1,898,000 convertible note to the same accredited investor. The note is convertible into the Company’s common stock at $2.04 per share. Under the terms of the notes, the Company agreed to file a registration statement for the shares of common stock underlying the notes within 90 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 180 days of the closing date.
In accordance with the guidelines of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, “Application of issue No. 98-5 to Certain Convertible Instruments”, the Company has determined that each of the above notes was issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the note and the fair value of the Company’s common stock into which the note was convertible, multiplied by the number of common shares into which the note was convertible, limited by the face amount of the note. The Company has treated the beneficial conversion features as a discount to the face amount of the notes and is amortizing them over the term of the respective notes. Upon conversion of all or a portion of the note, the proportionate share of unamortized discount has been charged to interest expense. As of March 31, 2006, $2,676,441 was charged to non-cash interest expenses.
Warrants
On December 31, 2005, and March 6, 2006 we issued warrants for the purchase of an aggregate of 11 million and 4 million shares of common stock to one accredited investor respectively. The exercise price of the warrants ranges from $2.04 to $4.8. We recorded a non-cash charge of $110,053 as warrants valuation expenses for the period ended March 31, 2006. This expense relates to the amortization of debt discount created by assigning a portion of the proceeds received in conjunction with note financings to warrants issued with the debt.
Stock Option Plan
2001 Stock Option Plan
Effective October 10, 2001,4 SE Global awarded a total of 2,150,000 non-qualified options at a price of $1.14 post stock split ($0.57 pre stock split) under the 2001 Plan to certain employees, officers, directors and consultants of SE Global and certain of its subsidiaries. Of these options, 940,000 were deemed to be a modification of options granted under the original Plan and as such are subject to variable accounting in accordance with the provisions of the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25” (“FIN 44”). As at March 31, 2006, there were no stock options that were subject to variable accounting.
2004 Stock Option Plan
Effective January 22, 2004, the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) allowing for the awarding of options to acquire shares of common stock.
The following table summarizes stock option activity since the completion of the business combination:

			Weighted Average
		Weighted Average	Remaining
	Number of	Exercise Price	Contractual Life
	options	US$	Years
Balance, September 18, 2005	977,000	0.382	2.15
Revere stock split adjustment	(488,500)	0.382	—
Balance, September 30, 2005	488,500	0.765	1.82
Exercise of stock options	(43,000)

Balance, March 31, 2006	445,500	0.741	0.82

2006 Stock Award
On March 31, 2006, the board awarded 1,044,600 shares of common stock to employees. The Company recorded $3,879,099 as stock based employee compensation in the statement of operations.

The Company also recorded an expense of $5,775,000 relating to the award of 1,500,000 shares of common stock to senior management as stock based compensation in the statement of operations.
NOTE 7 — INCOME TAXES
The Company is incorporated in the state of Minnesota, United States and has operations in the PRC and the United States of America. The Company has incurred net accumulated operating losses and current operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2006 and September 30, 2005.
The components of income before income taxes are as follows:

	As of	As of
	March 31, 2006	September 30, 2005
	US$	US$
Loss subject to non-China operations	(15,594,962)	(95,941)
Loss subject to China operations	(231,901)	—

Loss before taxes	(15,826,863)	(95,941)
Income taxes subject to China operations	—	—
Effective tax rate for China operations	—	—

China
Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries and VIEs are generally subject to Enterprise Income Taxes, EIT, at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Some of these subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%. In addition, some of the Company’s subsidiaries are Foreign Investment Enterprises and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year. The VIEs are wholly owned by the Company’s employees and controlled by the Company through various contractual agreements. To the extent that these VIEs have undistributed after-tax net income, the Company has to pay taxes on behalf of its employees when dividends are distributed from these local entities in the future. The dividend tax rate is 20%.
The following table sets forth the significant components of the net deferred tax assets for China operation as of March 31, 2006 and September 30, 2005.

	As of	As of
	March 31, 2006	September 30, 2005
	US$	US$
Deferred tax assets:
Net operating loss carry forward	—	—
Allowance for doubtful accounts, accruals and other liabilities	27,280	—
Depreciation	—	—

Total deferred tax assets	27,820	—
Less: Valuation allowance	(27,820)	—

Deferred tax assets	—	—

A reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	As of	As of
	March 31, 2006	September 30, 2005
Federal Income Tax Rate	34.0%	34.0%
Effect of valuation allowance	(34.0%)	(34.0%)

Effective Income Tax Rate	—	—

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

	As of	As of
	March 31, 2006	September 30, 2005
	US$	US$
Income tax at statutory rates	(1,546,878)	(32,620)
Unrecognized benefits of non-capital losses	1,546,878	32,620

Total current income taxes	—	—

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	As of	As of
	March 31, 2006	September 30, 2005
	US$	US$
Future income tax assets (liabilities):
Operating losses available for future periods	1,978,942	32,620
Valuation allowance	(1,978,942)	(32,620)

Net future income tax asset (liability)	—	—

The Company has incurred operating losses of approximately $5,825,417, which, if unutilized, will expire through 2020. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited operating history. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.
NOTE 8 — OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS
Other receivables, prepayments and deposits are summarized as follow:

	As of	As of
	March 31, 2006	September 30, 2005
	US$	US$
Other receivables	114,923	—
Staff advances	34,069	—
Deferred expenses	2,063	2,750
Rental deposits	9,111	12,945
Prepaid administrative expenses	306,230	9,164

	466,396	24,859

Deferred expense of $2,062 (2005: $2,750) represents a prepayment for management fees under a management agreement between the Company and Capital Alliance Group Inc. (“CAG”) which lasts for two years effective September 18, 2005. As part of the share purchase transaction between the Company and SNMG (the “Transaction”), the Company entered into a management agreement (“Management agreement”) with CAG, a minority shareholder of the Company. Under the Management agreement, CAG provides the Company with advisory services, which include general corporate, administrative, technical and management advisory services as is reasonably considered necessary or advisable by Company to achieve the goals and needs of the Company as determined by the policies and proceedings of management and the Board of Directors and the requirements of the Securities and Exchange Commission. The Company is required to issue 250,000 shares to CAG in return as consideration. The fair value of the Company’s Common Stock as of September 18, 2005 was US$0.01108.
NOTE 9 — AMOUNTS DUE FROM STOCKHOLDERS AMOUNT DUE FROM/ (TO) RELATED PARTIES
The amounts are non-trade, interest free and with no fixed terms of repayment.
Please refer to note 13 for related parties transactions during the period.
NOTE 10 — OTHER PAYABLES AND ACCRUALS
Other payables and accruals are summarized as follow:

	As of	As of
	March 31, 2006	September 30, 2005
	US$	US$
Other payables	126,835	8,326
Accrued operating expenses	6,726,887	30,200
Prepayment from customers	74,376	—

	6,928,098	38,526

Included in accrued operating expenses is an accrual of stock-based compensation payable to senior management of $5,775,000 (2005: Nil).
NOTE 11 — FACTORING LOAN
This relates to amount which has been obtained from a finance company under a factoring facility. Interest is charged at 1.5% per annum above the prevailing Singapore Inter-Bank offer rate. These loans are secured by a guarantee given by Sun Business Network Ltd, a related party and floating charge over accounts receivables amounting to $233,043.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases office premises for its operations in PRC and United States under operating leases. Rental expenses under operating lease for the period ended March 31, 2006 was US$75,390 (2005: US$2,574).
Future minimum rental payments under non-cancelable operating leases are approximately as follows:

	As of	As of
	March 31, 2006	September 30, 2005
	US$	US$
2006	174,862	30,965
2007	61,979	29,161

	236,841	60,126

Contingencies
GAI is undergoing a review by the National Association of Security Dealers (NASD) for compliance with NASD Rules applicable to Order Audit Trial System (OATS). While a final determination has yet to be made, it is possible that GAI could be subject to disciplinary action which may entail a penalty.
NOTE 13 — RELATED PARTIES TRANSACTIONS
In October 2005, we issued 50 million shares of our common stock to SMIH in consideration for the outstanding shares of SNMG (the “Reverse Acquisition Transaction’’). Messrs. Bruno Wu and John Zongyang Li are all directors and officers of Sun Media Investment Holdings Limited (“SMIH’’) and were appointed directors and officers of the Company on close of the SNMG Transaction pursuant to the terms of that agreement. In conjunction with the Reverse Acquisition Transaction, Capital Alliance Group (“CAG”) sold to SMIH 500,000 shares of our common stock (pre stock split) for an aggregate purchase price of $450,000. In addition, CAG entered into a management agreement with us on close of the Reverse Acquisition Transaction and we issued 250,000 shares of our common stock to CAG as compensation for its performance under this management agreement.
Our largest shareholder, SMIH owns approximately 11.3% of Sun Business Network Ltd. (“SBN’’), and our Executive Chairman, Dr. Wu, is also the Chairman & Director of SBN. Our Director & CEO, Mr Ricky Ang owns 4.1% of SBN and is also the Executive Vice-Chairman & Managing Director of SBN. On November 21, 2005, we entered into two agreements with SBN. Pursuant to the first agreement, we would issue 1,156,303 shares of our common stock in exchange for a group of property holdings in Beijing and 53,000,000 common shares of Asia Premium Television Group, Inc. We will issue up to 13,800,000 shares of our common stock, 50% to be issued upon closing and the remaining 50% within 30 days of receipt of the audited accounts of the on-line publishing business purchased from SBN. SNMD also entered into a Shares Swap Agreement with SBN. Under the terms of the Shares Swap Agreement, SBN will issue 150,000,000 SBN shares in exchange for 5,042,017 shares of our common stock.
On December 6, 2005, we entered into an agreement with SMIH which provides that we will issue 2,008,929 shares of our common stock in exchange for 75,000,000 ordinary shares of SBN. As a result of the transaction, we will acquire approximately 10.15% of the existing issued share capital of SBN. The closing of the transaction subject to certain closing conditions and is expected to close during the first quarter of 2006. We entered into a termination agreement with SMIH on March 31, 2006 with respect to this transaction.
On February 15, 2006, we acquired Sun New Media Holdings Ltd. (“SMH’’) from SMIH. We paid US$1.00 to SMIH in exchange for 100% of the outstanding shares of SMH. SMH has a 51% stake in Compass Multi-media Ltd, a 85% stake in Sun 365 Multi-Media Holdings Limited and a 30% stake in Global Woman Multimedia Co Limited.
NOTE 14 — OPERATING RISKS
Credit risk
The carrying amounts of accounts receivable and cash and bank balances represent the Company’s maximum exposure to credit risk. No other financial assets carry a significant exposure to credit risk.
The Company has no significant concentration of credit risk. Cash is placed with reputable financial institutions.
NOTE 15 — REPORT OF SEGMENT INFORMATION
     We determine our business segments based upon our management and internal reporting structure. Our reportable segments are online securities brokerage services segment, transactional services segment and information services segment.
     Information regarding our business segments is as follows:

	Period from	Period from
	October 1, 2005	June 6, 2005
	to March 31, 2006	to September 30, 2005
	US$	US$

Revenue
Online Brokerage	397,912	27,358
Transactional Service	—	—
Information Service	4,261	—
Gross profit
Online Brokerage	152,489	8,635
Transactional Service	—	—
Information Service	4,261	—
Depreciation and amortization
Online Brokerage	732	—
Transactional Service	—	—
Information Service	6,035	—
NOTE 16 — SUBSEQUENT EVENTS
•	On June 14, 2006, the Company entered into a Sales & Purchase Agreement with Sun Media Investment Holdings Ltd. (“SMIH”) to acquire 100% of the outstanding shares of Credit Network 114 Limited (“Credit 114”). Credit 114 is incorporated in British Virgin Islands and is engaged in the business of data collection and management The Company also signed a supplementary agreement with SMIH to acquire search engine technology and additional on-line business media content. The transaction is expected to take place over a 90 day period, over which time the Company will pay SMIH a total of US $2.5 million for 100 percent ownership of Credit 114 and the assets described above. The first of four equal payments of US $625,000 will be made within 10 days of signing the agreement, the second within 30 days of signing, the third within 60 days and the fourth within 90 days.
•	On June 8, 2006, the Company entered into agreement with Mr. Ren Huiliang (the “Seller”) to purchase 100% of William Brand Administer Limited and its subsidiary William Textiles Limited, collectively “William Brand”. William Brand is a China-based producer and distributor of women’s luxury apparel. The consideration for the acquisition is to be satisfied in full through the issuance of 4,655,172 shares of the Company’s common stock. The Company will issue the shares to the Seller in four installments: the first installment of 1,163,793 shares will be issued within thirty days of the completion of the deal; the remaining shares will be issued in thirds at the end of each of the next three years, subject to William Brand’s attainment of revenue and profit guarantees in each year. William Brand must achieve a minimum of US $15 million of revenue in year one, US $17.5 million in year two, and US $20 million in year three. William Brand must also generate minimum after-tax profits of US $3 million, US $3.5 million, and US $4 million in years one, two and three, respectively.
•	On May 23, 2006, the Company signed a strategic cooperative and sales purchase agreement (the “CEAC Agreement”) with China Electronic Appliances Corporation (“CEAC”), a subsidiary of the China Electronics Corporation (“CEC”), and two individuals, Mr. Yong Li and Mr. Mianchun Wang, management designees from CEAC. The CEAC Agreement provides that the Registrant and its subsidiary Focus shall purchase a 49% stake in Beijing Trans Global Logistics (“BTGL”) and its subsidiary from Messrs. Wang and Li and a 31% stake in BTGL from CEAC. As a result, the Company will effectively own 80% of shares of BTGL and will effectively own 64% of the shares in Beijing CEAC Trans Global Logistics. The consideration for the acquisition is to be satisfied by the Company with 9,000,000 RMB in cash and 6.71 million RMB in 139,792 shares of the Company’s common stock. As part of the transaction, CEAC and Mr. Yong Li and Mr. Mianchun Wang have provided a revenue and profit guarantee to the Company. Assuming BTGL and its subsidiary meet this guarantee in each of the three years following the signing of the agreement, the sellers will receive an additional 139,792 shares of the Company’s common stock per year. Assuming management meets all performance targets, a maximum aggregate of 559,168 shares may be issued in this transaction.
•	On April 20, 2006, the Company entered into an agreement (the “ASTV Purchase Agreement”) with SMIH. The ASTV Purchase Agreement provides that the Company will purchase various assets, including real estate, automobiles, office equipment, and program rights, as well as SMIH’s 48,629,331 shares in Asia Premium Television Group (OTCBB: ASTV, “ASTV”) to be satisfied by the issuance of 860,647 shares of Company common stock.
•	On April 20, 2006, pursuant to the Sale and Purchase Agreement (the “GAI Purchase Agreement”) dated April 20, 2006 by and among the Company and Kingston Capital Group Limited (“Kingston”), the Company sold 100% of the issued and outstanding shares of Global American Investments Inc. to Kingston in exchange for US$40,000. Kingston is unrelated to the Company and the transaction was negotiated at arm’s length.
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Disclosure regarding the Company’s change of independent registered public accounting firm from Grant Thornton Beijing to Bernstein & Pinchuk LLP effective May 18, 2006 has been previously reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2006.
Disclosure regarding the Company’s change of independent registered public accounting firm from Moores Rowland Mazars to Grant Thornton Beijing effective April 21, 2006 has been previously reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2006.
Disclosure regarding the Company’s change of independent registered public accounting firm from Dale Matheson Labonte to Moores Rowland Mazars effective September 29, 2005 has been previously reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2005.
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
Changes in internal control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 8B. Other Information
None.

PART III
Item 9. Directors and Executive Officers of the Registrant
The following table sets forth the names of all our directors and executive officers as of June 18, 2006. These persons will serve until our next annual meeting of the shareholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

			Date Position
Name	Age	Position	First Held
Bruno Wu	39	Chairman and Director	Sept. 12, 2005
Ricky Gee Hing Ang	55	Chief Executive Officer	Mar. 1, 2006
John Zongyang Li	50	Director	Sept. 12, 2005
Kay Koplovitz	60	Vice-Chairman and Director	Sept. 12, 2005
Herbert Kloiber	58	Director	Jan. 4, 2006
Yu Bing	40	Director	Jan. 17, 2006
William Adamopoulos	44	Director	May 11, 2006
Yang Qi	38	Director	May 11, 2006
Mark Newburg	51	Director	May 31, 2006
Frank Zhao	46	Chief Financial Officer and Secretary	Mar 1, 2006
Hwee Ling Ng	32	Senior Vice President, Finance	Jan 4, 2006
Dr. Bruno Wu, Chairman and Director. Dr. Bruno Wu is the co-founder and Executive Chairman of Sun Media Investment Holdings (“SMIH”), one of the leading private media groups in China. SMIH currently holds investment interests in eleven (11) media related companies in Asia and its portfolio includes thirty-one (31) magazine titles, three (3) newspapers, ten (10) broadcasting television channels, three (3) websites and various equity stakes in internet, multimedia products, education and college, sports and racing, and music and entertainment. SMIH currently operates in fifteen (15) cities across nine (9) countries and regions.
Prior to Sun Media, Dr. Wu was the Chief Operating Officer from June 1998 to February 1999 of ATV, one of the two free-to-air networks in Hong Kong. From 2001 to 2002, Dr. Wu was also the co-chairman of SINA Corporation, a Chinese internet media company. Dr. Wu received his Diploma of Studies in French Civilization from the University of Savoie, France in 1987, and graduated with a Bachelor of Science in Business Administration-Finance from Culver-Stockton College in Missouri in 1990. He later received his Master of Arts in International Affairs from Washington University, Missouri in 1993, and in 2001, he received his Ph.D. from the International Politics Department of College of Law, Fudan University, Shanghai, China.
Dr. Wu is a member of the international council of Museum of Television and Radio in New York and Los Angeles, and a member of both the International Council and the Foundation of The International Academy of Television Arts and Sciences USA, the organization that issues the annual International Emmy Award. In 2003, Dr. Wu was appointed as the Chairman of the iEMMYs Festival for a term of two years. Dr. Wu is also a trustee of the Board of Foreign Affairs University of China. In October 1998, Dr. Wu received the Super Media Star Award issued by Hong Kong — Macau Distinguished Person’s Society.
Mr. Ricky Gee Hing Ang, Chief Executive Officer. Mr. Ricky Ang has served as our CEO since March, 2006. Mr. Ang also serves as the Executive Vice Chairman & Managing Director of Sun Business Network Limited (“SBN”), a company he founded in late 1994, and listed on the Singapore Stock Exchange in mid-1998. Mr. Ang has over 30 years of entrepreneurial business experience. Earlier, Mr. Ang was CEO of HB Media Holdings, a company he founded in 1993. Prior to Media Holdings, Mr. Ang was Senior Vice President at Times Publishing, Ltd., where he headed its printing division, expanding its printing business worldwide; and managed its manufacturing operations in Malaysia, Hong Kong and the UK. He also managed Times’ Publishing sales offices in New York, San Francisco, London and Sydney. Mr. Ang graduated from the London College of Printing.

Mr. John Zongyang Li, Director. Mr. John Li is the Vice-Chairman and Chief Investment Officer of SMIH. Concurrently, he also serves as the Chairman and Chief Executive Officer of Auston International Group Limited, a listed company in Singapore.
Prior to his current positions, Mr. Li served as Executive Director and Group Chief Financial Officer of SBN from November 2004 to July 2005, and as Deputy Chairman and Acting Chairman of Leadership Publishing Group from February 2003 to March 2004. Mr. Li also served as the Executive Director and Executive Deputy Chief Executive Officer of Sun Media Group from June 2002 to December 2004. Prior to his service with Sun Media Group, Mr. Li spent ten years with Framlington Investment Management Company Ltd., an investment management company in London, where he served as a Senior Fund Manager and the Head of the Asia Pacific region. Mr. Li holds a Bachelor degree in Economics from Peking University, and a Master of Business Administration degree from Middlesex University Business School in London. He is a founding member of the Society of Hong Kong Economy in Beijing.
Kay Koplovitz, Vice-Chairman and Independent Director. Ms. Kay Koplovitz is the Founder of USA Networks, and was the first female network president in television history, serving as chairman and CEO from 1977 to 1998. She is the former President of the National Academy of Television Arts & Sciences. She served as the Presidential appointee to chair the National Women’s Business Council from 1998 to 2001, created Springboard Enterprises, a national non-profit organization that matches venture capital and women entrepreneurs in high growth businesses. She also founded Angels4Equity, now called Boldcap Ventures LLC, in 2001, an investment fund. In 1998, she co-founded Koplovitz & Co., LLC, a New York-based media and investment advisory firm, with her husband, William C. Koplovitz, Jr., and currently serves as a principal. Ms. Koplovitz also currently serves on the board of Liz Claiborne, Inc. and Boldcap Ventures LLC.
Dr. Herbert Kloiber, Director. Dr. Kloiber is the Chairman and majority shareholder of Tele-Munchen Gruppe (TMG). Prior to TMG, Dr. Kloiber worked in various capacities at Beta/ Taurus from 1970 — 1976. In 1974, he was named Managing Director of Unitel, the film and television production division. Dr. Kloiber is a member of the Supervisory Board of the Bavarian Film Funding Organization and the Advisory Board of Hypo Vereinsbank, Germany’s second largest bank. He is a member of the Board of Directors of Scandinavian RTL II and ATV.
Mr. Yu Bing, Director. Mr. Yu was previously an Executive Vice President at Lenovo Computers and President of the Lenovo/ Asia Info group. Mr. Yu joined Lenovo in 1990 and since 1996 was the principal executive in charge of developing the company’s channel sales distribution network. In 2001, Mr. Yu was appointed to head the newly formed Lenovo IT Services Group. Under Mr. Yu’s guidance, the group grew rapidly to more than 1,000 employees in less than 2 years and earned a coveted position amongst the 5 most powerful IT Services Brands
Mr. William Adamopoulos, Director. Mr. Adamopoulos is currently the President and Publisher of Forbes Asia and has served as Managing Director of Forbes since 1999. Mr. Adamopoulos has built up the Forbes business and brand across the region — including the establishment of a regional headquarters, an Asian printing operation; the annual Forbes Global CEO Conference, new local language editions and building Forbes Asia circulation to 80,000. Prior to joining Forbes, Mr. Adamopoulos was Publisher and Managing Director of The Asian Wall Street Journal in Hong Kong. He has also held the positions of President of Dow Jones Publishing Company (Asia), President of Dow Jones Printing Company (Asia), Managing Director of Dow Jones Interactive (Asia) and Chairman of the Dow Jones Asia Regional Committee.
Mr Yang Qi, Director. Mr. Yang Qi, founded Focus Channel Development Company Ltd., a leading sales force and channel management services company that was recently acquired by Sun New Media, and served as its chairman.
Mr. Mark Newburg, Director. Mr. Newburg has been President and Chief Executive Officer of VendingData Corporation, a designer and (China-based) manufacturer of security and productivity enhancing products and services to the gaming industry since 2005. Prior to VendingData, Mr. Newburg spent 26 years with NCR, beginning as an International Tax Administrator in 1981 and ultimately becoming its Vice President, Asia Pacific. During this period, Mr. Newburg concurrently served as Chairman of NCR Japan.
From 1995-1997, Mr. Newburg was Finance Vice President NCR Asia Pacific
Mr Frank Zhao, Chief Financial Officer and Secretary. Mr. Frank Zhao has served as Chief Financial Officer and Secretary of the Company since February 27, 2006. Prior to joining the Company, Mr. Zhao was VP, Finance at Hurray! Holdings Ltd., a Beijing based, wireless entertainment company from August 2005 to February 2006; Controller at FARO Technologies, Inc., a $100 million manufacturer of computer aided laser measurement devices from April 2003 to July 2005; VP, Finance at Resort Reservations Network, an $80 million retail travel company (part of INTRA WEST company) from October 1996 to November 2002. Mr. Zhao has a Masters in Finance and Accounting from the University of Hartford in Connecticut, a BS in Economics from Beijing University and is a US certified public accountant.
Ms. Hwee Ling Ng, Senior Vice President, Finance. Ms. Hwee Ling Ng has served as Senior Vice President, Finance since March 29, 2006. From January, 2006 until then, she served as our Acting Chief Financial Officer. Since July 2004, Ms. Ng has served, and currently serves, as the Chief Financial Officer of SBN. Ms. Ng previously served as SBN’s Group Financial Controller from September 2003 to July 2004, and as its Chief Accountant from June 2001 to September 2003. Ms. Ng also served as Finance Manager for ZingAsia Pte Ltd, a subsidiary of SBN, from October 1999 to May 2001. Prior to joining SBN, Ms. Ng served as an auditor at an international public accounting firm. Ms. Ng holds a Bachelor of Accountancy from Nanyang Technological University of Singapore and is a member of the Institute of Certified Public Accountants of Singapore.
There are no family relationships among any of our officers and directors.
Audit Committee Financial Expert
Our Board of Directors has appointed Mr. Mark Newburg as the chairman of the audit committee. He is qualified as an audit committee financial expert, as such term is defined in the rules and regulations of the Securities and Exchange Commission, currently serving on our audit committee.
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
We believe that all Reporting Persons complied with all applicable reporting requirements, except for the late filing of the Form 3 filings for Messrs. Bruno Wu, Yucheng Ding, Xiaotao Chen, Chauncey Shey, John Zongyang Li, and Clarence Lo, Ms. Kay Koplovitz and Sun Media Investment Holdings and certain errant Form 4 filings. The Company is putting in place an enhanced compliance program to assist officers and directors with these filings.
Code of Ethics
We have adopted a code of ethics that applies to all of our executive officers and employees, including our Chief Executive Officer and our Acting Chief Financial Officer. A copy of our code of ethics is filed as an exhibit to this report. We also undertake to provide any person with a copy of our code of ethics free of charge. Investors may request a copy of our code of ethics by calling our investor relations department at +1- 212-626-6744, or by writing to the attention of Chairman of the Board of Directors at 4th Floor, 1120 Avenue of the Americas, New York NY USA.
Item 10. Executive Compensation
Summary of Compensation of Executive Officers
During the period from October 1, 2005 to March 31, 2006, no executive officer of the Company received compensation in excess of $100,000. During this period, no options were exercised by executive officers during the fiscal year.
We entered into a three year employment contract with Frank Zhao, our Chief Financial Officer. Pursuant to the agreement, Mr Zhao is entitled to employment benefits and annual leave.
We entered into a an agreement with Hwee Ling Ng, our Senior Vice President of Finance, pursuant to which we will provide Ms. Ng with severance payments equal to three months salary in the event her termination is terminated.

Compensation of Directors
No compensation was paid to any of our directors for the director’s services as a director during the fiscal period ended March 31, 2006. We recently adopted a compensation program for the independent members of our Board of Directors which has both a cash component and an equity component. The cash component comprised of (i) a $50,000 annual retainer payable in quarterly installments, (ii) a $25,000 annual retainer for the chair of the Audit Committee, (iii) a $10,000 annual retainer for the chairs of the Compensation Committee and Nominating and Corporate Governance Committee and (iv) a $1,000 stipend for attendance at each board meeting and committee meeting. The equity component of the program is comprised of (i) a stock option grant or restricted stock grant with a value of $25,000 upon appointment to the board and (ii) a stock option grant or restricted stock grant with a value of $75,000 upon election to the Board by the shareholders. In addition, the board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.
Item 11. Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plan The following table provides information as of March 31, 2006, concerning shares of our common stock authorized for issuance under our existing equity compensation plans.

Number of
	Number of		securities
	securities to be		remaining available
	issued upon	Weighted average	for future issuance
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	445,500	$0.741	—	(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total:	445,500	$0.741	—
Note:
(1)	The number of securities remaining available for future issuance has expired as of March 31, 2006. The Company intends to implement a new shares option scheme to be approved by the stockholders in due course.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as at June 18, 2006, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers.
Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.
Unless otherwise indicated, the address for each Beneficial Owner shall be. No. 387 Yongjia Road Shanghai 200031 People’s Republic of China.

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner	Beneficial Ownership(1)	Class(1)
Bruno Wu(2)	38,053,145	36.70%
John Zongyang Li(3)	24,924,825	24.04%
Kay Koplovitz	1,000,000	0.96%
Herbert Kloiber(4)	1,000,000	0.96%
Bing Yu	—	—
William Adamopoulos	500,000	0.48%
Yang Qi	8,940,000	8.62%
Mark Newburg	—	—
Ricky Gee Hing Ang(5)	13,248,320	12.78%
Frank Zhao	70,000	0.07%
Hwee Ling Ng	60,000	0.06%
Sun Media Investment Holdings Limited (“SMIH”) P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands	24,774,825	23.89%
Sun Business Network Ltd. (“SBN”) 50 Raffles Place #29-00 Singapore Land Tower Singapore 048623	13,098,320	12.63%
Sun Culture Foundation Limited Room 3503,35/F.,Two International Finance Centre, 8 Finance Street, Central, Hong Kong	10,000,000	9.64%
Directors and Executive Officers as a Group(6)(7)	49,773,145	48.00%
Notes:
(1)	Based on 103,689,630 shares of common stock issued and outstanding as of June 18, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes 24,774,825 shares held by SMIH, 13,098,320 shares held by SBN and 180,000 shares held by Ms. Yang Lan. Our Chairman, Dr Bruno Wu, is also the Chairman and Director of SMIH and SBN. Dr. Wu disclaims ownership except to the extent of his pecuniary interest.

(3)	Includes 24,774,825 shares held by SMIH. Our Director, John Zongyang Li, is also a Director and shareholder of SMIH. Mr. Li disclaims ownership except to the extent of his pecuniary interest.

(4)	Includes 1,000,000 shares held by Tele-Munchen Fernseh-Gmbh & Co. Our Director, Dr Herbert Kloiber, is also the Chairman and majority shareholder of Tele-Munchen Fernseh-Gmbh & Co. Dr. Kloiber disclaims ownership except to the extent of his pecuniary interest.

(5)	Includes 13,098,320 shares held by SBN. Our Director, Ricky Gee Hing Ang, is also the Executive Vice Chairman & Director of SBN. Mr. Ang disclaims ownership except to the extent of his pecuniary interest.

(6)	Includes 24,774,825 shares held by SMIH, 13,098,320 shares held by SBN and 1,000,000 shares held by Tele-Munchen Fernseh-Gmbh & Co.

(7)	The address of our current officers and directors is care of Sun New Media Inc., Fourth Floor 1120 Avenue of the Americas, New York, NY.

Item 12. Certain Relationships and Related Transactions
Other than disclosed below or under the caption entitled “Compensation of Directors,’’ during the last two years, we were not involved in any transaction in which a director, director nominee, officer or shareholder of the Company, or any family member of any such persons, had a direct or indirect material interest where the amount involved exceeded $60,000.
In October 2005, we issued 50 million shares of our common stock to SMIH in consideration for the outstanding shares of SNMG (the “Reverse Acquisition Transaction’’). Messrs. Bruno Wu and John Zongyang Li are all directors and officers of Sun Media Investment Holdings Limited (“SMIH’’) and were appointed directors and officers of the Company on close of the SNMG Transaction pursuant to the terms of that agreement. In conjunction with the Reverse Acquisition Transaction, CAG sold to SMIH 500,000 shares of our common stock (pre stock split) for an aggregate purchase price of $450,000. In addition, CAG entered into a management agreement with us on close of the Reverse Acquisition Transaction and we issued 250,000 shares of our common stock to CAG as compensation for its performance under this management agreement.
Our largest shareholder, SMIH owns approximately 11.3% of Sun Business Network Ltd. (“SBN’’), and our Executive Chairman, Dr. Wu, is also the Chairman & Director of SBN. Our Director & CEO, Mr Ricky Ang owns 4.1% of SBN and is also the Executive Vice-Chairman & Managing Director of SBN. On November 21, 2005, we entered into two agreements with SBN. Pursuant to the first agreement, we would issue 1,156,303 shares of our common stock in exchange for a group of property holdings in Beijing and 53,000,000 common shares of Asia Premium Television Group, Inc. We will issue up to 13,800,000 shares of our common stock, 50% to be issued upon closing and the remaining 50% within 30 days of receipt of the audited accounts of the on-line publishing business purchased from SBN. SNMD also entered into a Shares Swap Agreement with SBN. Under the terms of the Shares Swap Agreement, SBN will issue 150,000,000 SBN shares in exchange for 5,042,017 shares of our common stock.
On December 6, 2005, we entered into an agreement with SMIH which provides that we will issue 2,008,929 shares of our common stock in exchange for 75,000,000 ordinary shares of SBN. As a result of the transaction, we will acquire approximately 10.15% of the existing issued share capital of SBN. The closing of the transaction subject to certain closing conditions and is expected to close during the first quarter of 2006. We entered into a termination agreement with SMIH on March 31, 2006 with respect to this transaction.
On February 15, 2006, we acquired Sun New Media Holdings Ltd. (“SMH’’) from SMIH. We paid US$1.00 to SMIH in exchange for 100% of the outstanding shares of SMH. SMH has a 51% stake in Compass Multi-media Ltd, a 85% stake in Sun 365 Multi-Media Holdings Limited and a 30% stake in Global Woman Multimedia Co Limited.
On April 20, 2006, we entered into an agreement with SMIH for the purchase of various assets, including real estates, automobiles, office equipment and program rights as well as 48,629,331 shares in Asia Premium Television Group for an aggregate consideration of US$3,442,587 which is to be satisfied by the issuance of 860,647 shares of our common stock.
As at March 31, 2006, there are amounts due from Sun Media Investment Holdings Limited of $229,009 (2005: $97,349), Sun Business Network Ltd of $574,485 (2005: Nil) and Capital Alliance Group Inc of $63,097 (2005: $53,097).
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

2.3	Share Swap Agreement by and between the Registrant and Sun Business Network Ltd. dated November 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005)

2.4	Sale and Purchase Agreement by and between the Registrant, Yang Qi, Mao Quan Yi and Wu Bing Wei dated November 22, 2005 to acquire China Focus Channel Development (HK) Limited (incorporated by reference from our Current Report on Form 8-K filed on November 25, 2005)

2.5	Sale and Purchase Agreement by and between the Registrant and Sun Media Investment Holdings Ltd. dated November 29, 2005 to acquire Sun New Media Holdings Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 1, 2005)

2.6	Sale and Purchase Agreement by and between the Registrant, Yan Hui, Lin Min and Luan Kezhou dated December 6, 2005 to acquire Telefaith Holdings Limited (incorporated by reference from our Current Report on Form 8-K filed on December 8, 2005)

2.7	Sale and Purchase Agreement dated December 6, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire shares of Sun Business Network Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 8, 2005)

2.8	Stock Purchase Agreement between Sun New Media Inc and Barron Partners LP dated December 31, 2005 (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

2.9	Share Purchase Agreement dated January 4, 2006 to acquire Magzone Asia Pte Ltd (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

2.10	Share Purchase Agreement dated February 13, 2006 by and between the Registrant and China Entertainment Sports Limited to acquire China Sport TV Productions Ltd (incorporated by reference from our Current Report on Form 8-K filed on February 17, 2006)

2.11	Share Purchase Agreement dated February 14, 2006 by and between the Registrant and United Home Limited to acquire Lifestyle Magazines Publishing Pte Ltd (incorporated by reference from our Current Report on Form 8-K filed on February 17, 2006)

2.12	Stock Purchase Agreement between Sun New Media Inc and Barron Partners LP dated March 6, 2006 (incorporated by reference from our Current Report on Form 8-K filed on March 9, 2006)

2.13	Termination Agreement dated March 31, 2006 by and between the Registrant and Sun Media Investment Holdings Limited relating to the Sale and Purchase Agreement dated December 6, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire shares of Sun Business Network Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 5, 2006)

2.14	Sale and Purchase Agreement dated April 20, 2006 by and between the Registrant and Kingston Capital Group Limited to divest Global American Investments Inc (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006)

2.15	Sale and Purchase Agreement dated April 20, 2006 by and between the Registrant and Sun Media Investment Holdings Limited to purchase various assets (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006)

2.16	Sales Purchase Agreement dated May 23, 2006 by and between the Registrant, its subsidiary, China Focus Channel Development Co. Ltd (“Focus”) and China Electronic Appliances Corporation (“CEAC”) and two individuals to purchase a 49% stake in Beijing Trans Global Logistics (“BTGL”) and its subsidiary from the two individuals and a 31% stake in BTGL from CEAC (incorporated by reference from our Current Report on Form 8-K filed on May 30, 2006)

2.17	Sale and Purchase Agreement dated June 8, 2006 by and between the Registrant, its subsidiary, Focus, and Mr Ren Huiliang to acquire William Brand Administer Limited and its subsidiary William Textiles Limited (incorporated by reference from our Current Report on Form 8-K filed on June 14, 2006)

2.18	Sale and Purchase Agreement dated June 14, 2006 by and between the Registrant and Sun Media Investment Holdings Limited to acquire Credit Network 114 Limited (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2006)

3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

3.2	Certificate of Amendment to Articles of Incorporation, dated April 11, 2001 (incorporated by reference from our Form 10-KSB, filed April 1, 2002)

3.3	Certificate of Amendment to Articles of Incorporation, dated September 15, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

3.4	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

4.1	Pooling Agreement by and between dated September 18, 2005 among the Registrant, Fidelity Transfer Company, as Trustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

4.2	Supplementary Pooling Agreement dated December 23, 2005 among the Registrant, Fidelity Transfer Company, as Trustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from our Current Report on Form 8-K filed December 27, 2005)

4.3	Supplementary Pooling Agreement dated March 15, 2006 among the Registrant, Fidelity Transfer Company, as Trustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from our Current Report on Form 8-K filed March 21, 2006)

10.1	Finders Fee Agreement by and between the Registrant and Yu Hiyang and Beckford Finance SA dated July 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005)

10.2	Stock Purchase Agreement by and between Capital Alliance and Sun Media dated July 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005)

10.3	Management Agreement by and between the Registrant and Capital Alliance dated September 18, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

10.4	Share Holding Agreement by between Capital Alliance, SE Global and Sun Media Investment Holdings Ltd. dated September 18, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

10.5	Stock Purchase Agreement dated December 31, 2005 by and between Sun New Media Inc. and Barron Partners LP(incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

14.1	Code of Ethics

21	Subsidiaries of Sun New Media, Inc.

23.1	Consent of Moores Rowland Mazars

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Item 14. Principal Accountant Fees and Services
During the fiscal years ended March 31, 2006 and September 30, 2005, Bernstein & Pinchuk LLP provided various audit, audit related and non-audit services to us as follows:

	March 31, 2006	September 30, 2005
Audit Fees	$120,000	—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

	$120,000	—

Moores Rowland Mazars
During the fiscal years ended March 31, 2006 and September 30, 2005, Moores Rowland Mazars provided various audit, audit related and non-audit services to us as follows:

	March 31, 2006	September 30, 2005
Audit Fees	$—	$20,000
Audit-Related Fees	11,000	—
Tax Fees	—	—
All Other Fees	26,625	—

	$37,625	$20,000

Dale Matheson Carr-Hilton Labonte
During the fiscal years ended March 31, 2006 and September 30, 2005, Dale Matheson Carr-Hilton Labonte (“DMCL”) provided various audit, audit related and non-audit services to us as follows:

	March 31, 2006	September 30, 2005
Audit Fees	—	$37,950
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

	$—	$37,950

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN NEW MEDIA, INC.
By:	/s/ Ricky Ang
Mr. Ricky Ang, Chief Executive Officer and Director
Date: June 29, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Bruno Wu Bruno Wu, Chairman and Director Date: June 29, 2006	By:	/s/ Kay Koplovitz Kay Koplovitz, Vice-Chairman and Director Date: June 29, 2006

By:	Bing Yu, Director Date: June 29, 2006	By:	/s/ Mark Newburg Mark Newburg, Director Date: June 29, 2006

By:	Herbert Kloiber, Director Date: June 29, 2006	By:	/s/ William Adampoulos William Adamopoulos, Director Date: June 29, 2006

By:	Yang Qi, Director Date: June 29, 2006	By:	/s/ Frank Zhao Frank Zhao, CFO and Company Secretary (Principal Financial Officer) Date: June 29, 2006

By:	/s/ Hwee Ling Ng Hwee Ling Ng, Sr. VP of Finance (Principal Accounting Officer) Date: June 29, 2006

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
2.1	Share Purchase Agreement dated July 21, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire Sun New Media Group Limited (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005)

2.2	Share Purchase Agreement dated November 21, 2005 by and between the Registrant and Sun Business Network Ltd. to acquire a group of property holdings in Beijing and shares of Asia Premium Television Group, Inc.(incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005)

2.3	Share Swap Agreement by and between the Registrant and Sun Business Network Ltd. dated November 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005)

2.4	Sale and Purchase Agreement by and between the Registrant, Yang Qi, mao Quan Yi and Wu Bing Wei dated November 22, 2005 to acquire China Focus Channel Development (HK) Limited (incorporated by reference from our Current Report on Form 8-K filed on November 25, 2005)

2.5	Sale and Purchase Agreement by and between the Registrant and Sun Media Investment Holdings Ltd. dated November 29, 2005 to acquire Sun New Media Holdings Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 1, 2005)

2.6	Sale and Purchase Agreement by and between the Registrant, Yan Hui, Lin Min and Luan Kezhou dated December 6, 2005 to acquire Telefaith Holdings Limited (incorporated by reference from our Current Report on Form 8-K filed on December 8, 2005)

2.7	Sale and Purchase Agreement dated December 6, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire shares of Sun Business Network Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 8, 2005)

2.8	Stock Purchase Agreement between Sun New Media Inc and Barron Partners LP dated December 31, 2005 (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

2.9	Share Purchase Agreement dated January 4, 2006 to acquire Magzone Asia Pte Ltd (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

2.10	Share Purchase Agreement dated February 13, 2006 to acquire China Sport TV Productions Ltd (incorporated by reference from our Current Report on Form 8-K filed on February 17, 2006)

2.11	Share Purchase Agreement dated February 14, 2006 to acquire Lifestyle Magazines Publishing Pte Ltd (incorporated by reference from our Current Report on Form 8-K filed on February 17, 2006)

2.12	Stock Purchase Agreement between Sun New Media Inc and Barron Partners LP dated March 6, 2006 (incorporated by reference from our Current Report on Form 8-K filed on March 9, 2006)

2.13	Termination Agreement dated March 31, 2006 relating to the Sale and Purchase Agreement dated December 6, 2005 to acquire shares of Sun Business Network Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 5, 2006)

2.14	Sale and Purchase Agreement dated April 20, 2006 to divest Global American Investments Inc (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006)

2.15	Sale and Purchase Agreement dated April 20, 2006 to purchase various assets (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006)

2.16	Sales Purchase Agreement dated May 23, 2006 to purchase a 49% stake in Beijing Trans Global Logistics (“BTGL”) and its subsidiary from the two individuals and a 31% stake in BTGL (incorporated by reference from our Current Report on Form 8-K filed on May 30, 2006)

2.17	Sale and Purchase Agreement dated June 8, 2006 to acquire William Brand Administer Limited and its subsidiary William Textiles Limited (incorporated by reference from our Current Report on Form 8-K filed on June 14, 2006)

2.18	Sale and Purchase Agreement dated June 14, 2006 to acquire Credit Network 114 Limited (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2006)

3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

3.2	Certificate of Amendment to Articles of Incorporation, dated April 11, 2001 (incorporated by reference from our Form 10-KSB, filed April 1, 2002)

3.3	Certificate of Amendment to Articles of Incorporation, dated September 15, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

3.4	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

4.1	Pooling Agreement by and between dated September 18, 2005 among the Registrant, Fidelity Transfer Company, as Trustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

4.2	Supplementary Pooling Agreement dated December 23, 2005 among the Registrant, Fidelity Transfer Company, as Trustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from our Current Report on Form 8-K filed December 27, 2005)

4.3	Supplementary Pooling Agreement dated March 15, 2006 among the Registrant, Fidelity Transfer Company, as Trustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from our Current Report on Form 8-K filed March 21, 2006)

10.1	Finders Fee Agreement by and between the Registrant and Yu Hiyang and Beckford Finance SA dated July 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005)

10.2	Stock Purchase Agreement by and between Capital Alliance and Sun Media dated July 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005)

10.3	Management Agreement by and between the Registrant and Capital Alliance dated September 18, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

10.4	Share Holding Agreement by between Capital Alliance, SE Global and Sun Media Investment Holdings Ltd. dated September 18, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

10.5	Stock Purchase Agreement dated December 31, 2005 by and between Sun New Media Inc. and Barron Partners LP(incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

14.1	Code of Ethics

21	Subsidiaries of Sun New Media, Inc.

23.1	Consent of Moores Rowland Mazars

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code