Form 10QSB
period 2006-06-30
SUN NEW MEDIA INC.
filed 2006-08-09
CIK 1088005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly three month period ended June 30, 2006

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
103,934,630 common shares issued and outstanding as of July 30, 2006
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

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
As used in this quarterly report, the terms “we”, “us”, “our”, “SNMD”, and “the Company” mean Sun New Media, Inc. and its wholly-owned subsidiaries Sun New Media Group Limited, Sun Global Marketing Network Limited, SE Global Equity Inc, SE Global Capital, Inc. and Global-American Investments, Inc., unless otherwise indicated.
PART I
Item 1. Financial Statements
The unaudited financial statements of the Company for the three months ended June 30, 2006 and December 31, 2005, follow. Information is presented for the quarter ended December 31, 2005 as the Company had not commenced operations as of the prior year period and the quarter ended December 31, 2005 represented the first quarter of the Company’s last fiscal year before it changed the date of its fiscal year end to March 31. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

Sun New Media, Inc.
Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)
(Expressed In United States Dollars)
Condensed Consolidated Balance Sheets
Condensed Consolidated Statement of Operations
Condensed Consolidated Statement of Cash Flows
Notes to Condensed Consolidated Financial Statements

SUN NEW MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 and March 31, 2006

		(Unaudited)	(Audited)
		June 30, 2006	March 31, 2006
	NOTE	US$’000	US$’000
ASSETS
Current Assets
Cash and bank balances		4,959	1,374
Accounts receivables, net of provision for doubtful debts $67,683 (2005: $72,046)		8,715	416
Other receivables, prepayments and deposits	5	3,686	466
Inventories		101	85
Marketable securities		19,089	8,140
Amounts due from stockholders	6	71	292
Amounts due from related parties	6	1,237	893

Total current assets		37,858	11,666
Investment in affiliate		382	25
Goodwill and intangible assets	3	60,222	61,795
Plant and equipment	4	2,215	2,205
Clearing broker deposit		—	37

Total Assets		100,677	75,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable		731	987
Other payables and accruals	7	7,288	6,928
Amounts due to related parties	6	528	489
Factoring loan	8	179	233
Income taxes payable		12	—

Total current liabilities		8,738	8,637

Minority interest		446	(102)
Convertible notes	9	—	2,816
Discount on warrants	9	(2,177)	(2,393)
Commitments and Contingencies	10

STOCKHOLDERS’ EQUITY
Common stock; authorized 750,000,000 shares, US$0.01 par value		—
Preference stock, authorized 250,000,000 shares, US$0.01 par value		—
103,789,630/ 84,055,510 shares of common stock issued and outstanding, US$0.01 par value		1,038	841
Nil/ 14,537,253 shares of common stock reserved to be issued, US$0.01 par value		—	145
Additional paid in capital		93,312	81,943
Accumulated other comprehensive (loss) income:
Unrealized loss on marketable securities		(1,002)	—
Foreign currency translation adjustments		(2)	2
Retained earnings/ (Deficit)		324	(16,161)

Total stockholders’ equity		93,670	66,770

Total liabilities and stockholder’s equity		100,677	75,728

The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
For the three months June 30, 2006 and December 31, 2005

		Three months ended	Three months ended
		June 30, 2006	December 31, 2005 (1)
	NOTE	US$’000	US$’000
REVENUES		8,819	—
Costs of revenue		228	—

GROSS PROFIT		8,591	—

OPERATING EXPENSES
General and administrative		1,577	171
Marketing and sales		35	—
Depreciation and amortization		510	—
Consulting and professional fees		494	180

Total operating expenses		2,616	351

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS		5,975	(351)
Loss from discontinued operations		(43)	(11)
Interest expense		(5)	—
Interest expense, warrant valuation		(216)	—
Interest income		23	—
Other income		10,871	—
Share of profits from affiliate		356	—

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND MINORITY INTERESTS		16,961	(362)
Income tax expenses	4	(12)	—

INCOME (LOSS) AFTER INCOME TAX EXPENSE AND BEFORE MINORITY INTERESTS		16,949	(362)
Minority interests		(446)	—

INCOME (LOSS) AFTER INCOME TAX EXPENSE AND MINORITY INTERESTS		16,503	(362)
Other comprehensive loss — Currency translation adjustment		(18)	—

NET INCOME (LOSS)		16,485	(362)

EARNINGS (LOSS) PER SHARE
Weighted average number of shares outstanding
Basic		98,488,837	64,518,537
Net earnings (loss) per share of common stock		0.17	(0.01)

Diluted		102,496,663	64,518,537
Net earnings (loss) per share of common stock		0.16	(0.01)

(1)	Information is presented for the quarter ended December 31, 2005 as the Company had not commenced operations as of the prior year period and the quarter ended December 31, 2005 represented the first quarter of the Company’s last fiscal year before it changed the date of its fiscal year end to March 31.
The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
For the three months ended June 30, 2006 and December 31, 2005

	Three Months	Three Months ended
	ended June 30, 2006	December 31, 2005 (1)
	US$	US$
Cash flows from operating activities
Net income (loss) for the period before income taxes and minority interests	16,943	(362)
Adjustments to reconcile net income (loss) to net cash used in operating activities;
Depreciation and amortization	510	—
Share of profits from affiliate	(356)	—
Gain on disposal of assets	(10,743)	—
Gain on disposal of subsidiary companies	(74)	—
Consultancy services	75	—
Interest expense — warrants valuation	216	—
Changes in operating assets and liabilities:
Accounts receivable	(8,335)	(51)
Other debtor, deposits and prepayments	(3,039)	(354)
Inventories	(16)	—
Amounts due from related parties	(344)	(3)
Amounts due from stockholders	221	257
Accounts payable	22	23
Other payables and accruals	558	376
Amounts due to related parties	39	1

Net cash used in operating activities	(4,323)	(112)

Cash flows from investing activities
Proceeds from sale of fixed assets	75	—
Purchase of fixed assets	(221)	(2)
Cash acquired in business combination, net	11	—
Disposal of subsidiary companies, net	23	—

Net cash used in investing activities	(112)	(2)

Cash flows from financing activities
Issuance of common stock	8,955	123
Proceeds from convertible note	—	918
Expenses incurred on issuance of common stocks	(875)	—
Repayment of factoring loans	(54)	—

Net cash provided by financing activities	8,026	1,041

Net effect of exchange rate changes on consolidating subsidiaries	(6)	—
Net increase in cash and cash equivalents	3,585	927
Cash and cash equivalents, beginning of the period	1,374	202

Cash and cash equivalents, end of the period	4,959	1,129

(1)	Information is presented for the quarter ended December 31, 2005 as the Company had not commenced operations as of the prior year period and the quarter ended December 31, 2005 represented the first quarter of the Company’s last fiscal year before it changed the date of its fiscal year end to March 31.
The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended June 30, 2006
1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Sun New Media’s principal business activities are (i) provision of business-to-business interactive marketing and information services; and (ii) provision of e-solutions and online platform to better manage distribution networks by industry, and provision of turnkey management solutions as integral parts of our transactional services.

Our activities are based predominantly in People’s Republic of China (“PRC”).

Sun New Media Inc, a Minnesota corporation, and each of its subsidiaries are collectively referred to herein as the “Company” or “SNMD”.

Our principal operating subsidiaries include the following:
o	Sun New Media Group Limited;

o	Sun Global Marketing Network Limited;

o	China Focus Channel Development (HK) Limited;

o	Sun New Media Holdings Limited; and

o	Lifestyle Magazines Publishing Pte Ltd.
2.	SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities, or VIEs for which the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method. The Company has adopted FASB Interpretation No. 46R consolidation of Variable Interest Entities, FIN 46R, an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

We have the following significant domestic VIEs:
•	Sun China Media (Beijing) Technology Co., Ltd., a PRC company controlled through us by contract and is owned equally by Qiong Zhou and Jacob Di, both of whom are non-executive employees of the Company.

•	Suizhou Focus Trading Development Co., Ltd., a PRC company controlled by us by contract and is engaged in marketing, information and technology services to beverage and electronic device distributors. It is 60% owned by Qi Yang, one of our officers and directors and 25% and 15% owned by Bingwei Wu and Quanyi Mao respectively, two non-executive employees of the Company.

•	Shanghai Shengji Technology Co., Ltd, a PRC company controlled by us by contract, and is engaged in wireless mobile services. It is 40% owned by Hui Yan, 40% owned by Min Lin and 20% owned by Kezhou Luan, each a non-executive employee of the Company.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended June 30, 2006
2.	SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES (CONT’D)
•	Sun China Media (Beijing) International Advertising Co. Ltd, a China company controlled by us by contract which is engaged in the advertising business. It is 70% owned by Qiong Zhou, and 30% owned by Guosheng Wang, both of whom are non-executive employees of the Company.

•	Dragon List Co. Ltd, a China company controlled by us by contract and is engaged in digital publishing business. It is 70% owned by Qiong Zhou, and 30% owned by Jacob Di, both of whom are non-executive employees of the Company.

•	Sun Trade Media (Beijing) Co. Ltd, a China company controlled by us by contract and is engaged in digital publishing business. It is 70% owned by Qiong Zhou, and 30% owned by Jacob Di, both of whom are non-executive employees of the Company.
The capital investment in these VIEs is funded by the Company and registered as interest-free loans to these PRC employees. As of June 30, 2006, the total amount of interest-free loans to the employee shareholders of the VIEs listed above was US$2,363,000. Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by PRC laws and regulations or to our designees at any time for the amount of outstanding loans, and all voting rights of the VIEs are assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs. Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services.

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

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended June 30, 2006
2.	SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Plant and equipment

Plant and equipment are stated at cost, net of depreciation. Depreciation is computed primarily on the straight-line method for financial reporting purposes over the following estimated useful lives:

Years
Furniture, fixtures and equipment	3 - 5
Motor vehicles	5
Leasehold buildings and improvements	5 - 30
Revenue recognition

We earn revenue from provision of marketing, information and transactional services and sales of channel management software. The Company recognizes revenues from transaction and information services in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” when all of the following conditions exist: persuasive evidence of an arrangement exists in the form of an accepted purchase order; delivery has occurred, based on shipping terms, or services have been rendered; the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and collectibility is reasonably assured.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended June 30, 2006
2.	SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Revenue recognition (cont’d)

The Company accounts for software sales in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Customers receive certain elements of our products over a period of time. Judgment is also required to assess whether future releases represent new products or upgrades and enhancements to existing products.

Cost of revenues

Cost of revenues includes the cost of product, salary and other related costs for our management services and technical support staff, as well as third-party contractor expenses. Additionally cost of revenues includes fees for hosting facilities, bandwidth costs, and equipment and related depreciation costs. Cost of revenues will vary significantly from period to period depending on whether we will take title of the product and the level of management services provided.

Earnings (loss) per share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted net earnings (loss) per share reflects the potential dilution of securities that could share in income (loss) of the Company.

Foreign currency transactions

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, since the functional currency of the Company is Renminbi, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the consolidated statement of operations.

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

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended June 30, 2006
2.	SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended June 30, 2006
2.	SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently Issued Accounting Pronouncements (cont’d)

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. The cost will be measured based on the estimate fair value of the equity or liability instruments issued. SFAS 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

Also, in December 2004, the FASB issued SFAS 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions”. The amendments made by SFAS No. 153 are based on the principle that the exchange of non-monetary assets should be measured using the estimated fair market value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for non-monetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of non-monetary assets do not have commercial substance. A non-monetary exchange has “commercial substance” if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for monetary exchanges in fiscal periods beginning after June 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that the term “conditional asset retirement obligation,” which as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management believes the adoption of this statement does not have an immediate material impact on the consolidated financial statements of the Company.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes”, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Management believes the adoption of this statement will not have an immediate material impact on the consolidated financial statements of the Company.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended June 30, 2006
2.	SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently Issued Accounting Pronouncements (cont’d)

The adoption of EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” in the first quarter of 2005 did not have a material impact on the Company’s results of operations and financial condition.

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance shall be applied upon initial adoption of SFAS 123R. The Company does not expect the adoption of the FSP will have a material impact on its consolidated results of operations and financial condition.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”, which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. An entity must follow either the transition guidance for the APIC pool in SFAS 123R or the alternative transition method described in the FSP. The alternative method comprises a computational component that establishes a beginning balance of the APIC pool and a simplified method to determine the subsequent impact on the APIC pool of awards that are fully vested and outstanding upon the adoption of SFAS 123R. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS 123R should be determined in accordance with the guidance in that statement. The FSP was effective November 10, 2005. As described in the FSP, an entity will be permitted to take up to one year to determine its transition alternatives to make its one-time election. The Company does not expect the adoption of the FSP will have a material impact on its consolidated results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity (“SPE”) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated results of operations and financial condition.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended June 30, 2006
2.	SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently Issued Accounting Pronouncements (cont’d)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS 156 is expected to have no material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

Marketable securities

The Company accounts for investments in marketable securities under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable equity securities are held as available for sale and are reported at fair value any unrealized gains and losses are included in accumulated other comprehensive income or loss within stockholders’ equity. The treatment of a decline in the fair value of an individual security is based on whether the decline is other-than-temporary. Significant judgment is required to assess whether the impairment is other-than-temporary, particularly for marketable equity securities that provide limited public information. Our judgment of whether impairment is other-than-temporary is based on an assessment of factors including our ability and intent to hold the individual security, severity of the impairment, expected duration of the impairment and forecasted recovery of fair value. Changes in the estimates and assumptions could affect our judgment of whether an identified impairment should be recorded as an unrealized loss in the equity section of our consolidated balance sheets or as a realized loss in the consolidated statements of operations.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended June 30, 2006
3	GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill from the Company’s acquisitions:

	As of	As of
	June 30, 2006	March 31, 2006
	US$’000	US$’000
Focus	7,800	7,800
Less: Accumulated amortization	(65)	—

	7,735	7,800

The following table summarizes intangible assets:

	As of	As of
	June 30, 2006	March 31, 2006
	US$’000	US$’000
Service agreements	25,000	25,000
Magazines mastheads	2,562	2,562
License	23,245	24,452
Technology	1,980	1,981

	52,787	53,995
Less: Accumulated amortization	(300)	—

	52,487	53,995

The above intangible assets have original estimated useful lives as follow:

Service agreements	30 years
Technology	2 to 10 years
Please refer to the Company’s Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission on June 30, 2006, for more details on goodwill and intangible assets.

4.	PLANT AND EQUIPMENT, NET

Plant and equipment is summarized as follows:

	As of	As of
	June 30, 2006	March 31, 2006
	US$’000	US$’000
Cost
Motor vehicles	—	124
Leasehold building and improvement	1,506	1,401
Furniture, fixtures and equipments	1,163	983

	2,669	2,508
Accumulated depreciation	(454)	(303)

	2,215	2,205

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended June 30, 2006
5.	OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits are summarized as follow:

	As of	As of
	June 30, 2006	March 31, 2006
	US$’000	US$’000
Other receivables	783	115
Staff advances	12	34
Deferred expenses	2	2
Rental deposits	9	9
Prepaid administrative expenses	505	306
Prepaid consideration for acquisitions	2,375	—

	3,686	466

Deferred expense represents a prepayment for management fees under a management agreement between the Company and Capital Alliance Group Inc. (“CAG”) which lasts for two years effective September 18, 2005. As part of the reverse acquisition transaction pursuant to which Sun Media Investment Holdings Limited acquired a controlling interest in the Company (the “Transaction”), the Company entered into a management agreement (“Management Agreement”) with CAG, a minority shareholder of the Company. Under the Management Agreement, CAG provides the Company with advisory services, which include general corporate, administrative, technical and management advisory services as is reasonably considered necessary or advisable by Company to achieve the goals and needs of the Company as determined by the policies and proceedings of management and the Board of Directors and the requirements of the Securities and Exchange Commission. The Company is required to issue 250,000 shares to CAG in return as consideration. The fair value of the Company’s Common Stock as of September 18, 2005 was US$0.01108.

Prepaid consideration for acquisitions represents prepayments for the acquisition of Credit Network 114 Limited and Beijing Trans Global Logistics and Beijing CEAC Trans Global Logistics.

6.	AMOUNTS DUE FROM/ (TO) STOCKHOLDERS/ RELATED PARTIES

The amounts are non-trade, interest free and with no fixed terms of repayment.

7.	OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follow:

	As of	As of
	June 30, 2006	March 31, 2006
	US$’000	US$’000
Other payables	968	127
Accrued operating expenses	6,261	6,727
Prepayment from customers	59	74

	7,288	6,928

Included in accrued operating expenses is an accrual of stock-based compensation payable to senior management of $5,775,000 (Mar 2006: $5,775,000).

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended June 30, 2006
8.	FACTORING LOAN

This relates to amount which has been obtained from a finance company under a factoring facility. Interest is charged at 1.5% per annum above the prevailing Singapore Inter-Bank offer rate. These loans are secured by a guarantee given by Sun Business Network Ltd, a related party and floating charge over accounts receivables amounting to $179,000 (Mar 2006: $233,000).

9.	CONVERTIBLE NOTES, WARRANTS AND STOCK

Convertible Notes

On December 31, 2005, when the per share market price of the Company’s stock was $4.09, the Company issued a $918,000 convertible note to one accredited investor. The note is convertible into the Company’s common stock at the rate of $2.04 per share. On March 6, 2006, when the market price of the Company’s stock was $3.93, the Company issued a $1,898,000 convertible note to the same accredited investor. The note is convertible into the Company’s common stock at the rate of $2.04 per share. Under the terms of the notes, the Company agreed to undertake certain obligations to file and maintain effective a registration statement for shares of the common stock underlying the notes.

In accordance with the guidelines of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, “Application of issue No. 98-5 to Certain Convertible Instruments”, the Company has determined that each of the above notes was issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the note and the fair value of the Company’s common stock into which the note was convertible, multiplied by the number of common shares into which the note was convertible, limited by the face amount of the note. The Company has treated the beneficial conversion features as a discount to the face amount of the notes and is amortizing them over the term of the respective notes. Upon conversion of all or a portion of the note, the proportionate share of unamortized discount has been charged to interest expense. As of June 30, 2006, $216,150 was charged to non-cash interest expenses.

Warrants

On December 31, 2005, and March 6, 2006 we issued warrants for the purchase of an aggregate of 11 million and 4 million shares respectively, of common stock to one accredited investor. The exercise price of the warrants ranges from $2.04 to $4.80. We recorded a non-cash charge of $216,150 (March 2006: $110,053) as warrants valuation expenses for the three months ended June 30, 2006. This expense relates to the amortization of debt discount created by assigning a portion of the proceeds received in conjunction with note financings to warrants issued with the debt.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended June 30, 2006
9.	CONVERTIBLE NOTES, WARRANTS AND STOCK (CONT’D)
Stock Option Plan
2001 Stock Option Plan
Effective October 10, 2001, SE Global awarded non-qualified options to purchase an aggregate of 2,150,000 of its shares at a per share price of $1.14 post reverse stock split ($0.57 pre stock split) under the 2001 Plan to certain employees, officers, directors and consultants of SE Global and certain of its subsidiaries. Of these options granted, options to purchase an aggregate of 940,000 shares were deemed to be a modification of options granted under the original Plan and as such are subject to variable accounting in accordance with the provisions of the Financial Accounting Standards Board Interpretation No.44, “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25” (“FIN 44”). As at June 30, 2006, there were no stock options outstanding that were subject to variable accounting.
2004 Stock Option Plan
Effective January 22, 2004, the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) allowing for the awarding of options to acquire shares of common stock.
The following table summarizes stock option activity since the completion of the business combination:

		Weighted	Weighted Average
		Average Exercise	Remaining
	Number of	Price	Contractual Life
	options	US$	Years
Balance, September 30, 2005	488,500	0.765	1.82
Exercise of stock options	(43,000)

Balance, March 31, 2006	445,500	0.741	0.82
Exercise of stock options	(204,000)

Balance, June 30, 2006	241,500	0.788	0

2006 Stock Award
On March 31, 2006, the board awarded 1,044,600 shares of common stock to employees. The Company recorded $3,879,099 as stock based employee compensation in the statement of operations.
For the financial period ended March 31, 2006, the Company also recorded an expense of $5,775,000 relating to the award of 1,500,000 shares of common stock to senior management as stock based compensation in the statement of operations.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended June 30, 2006
9.	CONVERTIBLE NOTES, WARRANTS AND STOCK (CONT’D)
Stock Option Plan (cont’d)
2006 Stock option plan
In April 2006, the 2006 Stock Option Plan (the 2006 Plan) was approved by the Company’s Board of Directors. The purpose of the 2006 Plan is to reward employees, officers and directors and consultants and advisors to the Company who are expected to contribute to the growth and success of the Company. The 2006 Plan provides for the award of options to purchase shares of the Company’s common stock. Stock options granted under the 2006 Plan may be either incentive stock options or nonqualified stock options. For the period ended June 30, 2006, no stock options were granted to any independent board director.
10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases office premises for its operations in PRC and United States under operating leases. Rental expenses under operating lease for the period ended June 30, 2006 was US$129,989 (Period ended December 31, 2005: US$10,317).
Future minimum rental payments under non-cancelable operating leases are approximately as follows:

	As of	As of
	June 30, 2006	March 31, 2006
	US$’000	US$’000
2006	232	175
2007	31	62

	263	237

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended June 30, 2006
11	REPORT OF SEGMENT INFORMATION

We determine our business segments based upon our management and internal reporting structure. Our reportable segments are transactional services segment and marketing and information services segment.

Information regarding our business segments is as follows:

		Period from
	Period from	October 1, 2005
	April 1, 2006 to	to December 31,
	June 30, 2006	2005
	US$’000	US$’000
Revenue
Transactional Services	8,372	—
Marketing & Information Services	447	—
HQ & investments	—	—
Online Brokerage (Discontinued operations)	—	182
Gross profit
Transactional Service	8,372	—
Marketing & Information Services	219	—
HQ & investments	—	—
Online Brokerage (Discontinued operations)	—	90
Depreciation and amortization
Transactional Service	—	—
Marketing & Information Service	8	—
HQ & investments	502	—
Online Brokerage (Discontinued operations)	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in “Item 1 — Financial Statements.” The matters discussed in this report on Form 10-QSB include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, Any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intend”, “could”, “plan”, “estimate” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words. While forward-looking statements are sometimes presented with numerical specificity, they are based on current expectations and various assumptions made by management regarding future circumstances over which we may have little or no control. These statements are inherently predictive, speculative and subject to risk and uncertainties, and it should not be assumed that they will prove to be correct. A number of important factors, including those identified under the caption “Risk Factors” in our annual report on Form 10-KSB filed with the SEC, which is hereby incorporated by reference, as well as factors discussed elsewhere in this Form 10-QSB, could cause our actual results to differ materially from those in forward-looking statements or forward-looking financial information. Actual results may differ from forward-looking results for a number of reasons, including market acceptance of our services, adverse market conditions affecting the Internet sector, retention of major clients, competitive factors, failure to keep pace with changing technologies and failure to protect our intellectual property. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected. These forward looking statements are made only as of the date hereof, and we undertake no obligation to update or revise these forward looking statements, whether as a result of new information, future events or otherwise.
Overview
          Sun New Media’s principal business activities are the (i)provision of business-to-business interactive marketing and information services; and (ii) provision of e-solutions and online platform to better manage distribution networks by industry, and provision of turnkey management solutions as integral parts of our transactional services.
          Our activities are based predominantly in People’s Republic of China (“PRC”).
          During the quarter ended June 30, 2006, we announced several acquisitions that we expect to close in the current quarter. Also, we divested our legacy brokerage business for US$40,000.
          Additionally, on June 29, 2006, our wholly owned subsidiary, Sun New Media Holdings Limited entered into an agreement with MIDGET Limited and disposed of our 51% stake in Compass Multimedia Holdings Limited for a consideration of approximately RMB5.3 million (US$0.67 million). The disposal did not have a material impact on our statement of operations for the period ended June 30, 2006.
          Because our results for the quarter ended December 31, 2005 were principally the result of operations which have since been discontinued, a comparative analysis of the two quarters presented is not meaningful.

Results of Operations
Quarter Ended June 30, 2006
Revenue Our revenues for the quarter under review was $ 8.8 million, of which 95% were derived from our Transactional Services and the remaining 5% from our Marketing and Information Services. Prior to the quarter ended June 30, 2006 we had no revenue from either of these operations.
Costs of Revenues Cost of revenues of $0.23 million comprise mainly direct costs, such as printing costs, editorial costs and distribution costs that associated with our marketing and information services. Cost of services revenues will vary significantly from period to period depending on the whether we will take title of the product and the level of management services we provided.
Operating Expenses Total operating expenses for the three months ended June 30, 2006 were approximately $3.2 million. These include expenses related to general & administrative and marketing & sales of $1.6 million, depreciation and amortization of $0.5 million, consulting and professional fees of $0.5 million, and warrant valuation expense of $0.2 million.
Other Income Other income of $10.9 million comprise mainly $10.7 million arising from the sale of non-core business-to-consumer (“B2C”) business assets to Sun TV Shop. Of the $10.7 million, approximately 94% is attributed to the divestments of our interests in the digital mail order catalogue publishing and merchandising that we have been recently developing with two parties. On June 30, 2006, we entered into a Sale and Purchase Agreement with Sun TV Shop, Plc (“STVS”, a related party) to sell certain of our assets in exchange for 32.6 million shares in STVS. These shares account for approximately 9% of STVS’ shares outstanding and as of July 6, 2006 were valued at approximately US$11.9 million based upon the last traded price.
The remaining 6% of the recognized gain is related to the disposal of the digital publishing rights of our magazines.
Loss from discontinued operations This relates to the loss from our legacy online brokerage business which was disposed of during the quarter.
Net Income The net income for the three months ended June 30, 2006 was approximately $16.9 million. This comprised operating income of approximately $5.9 million and other income of approximately $11.2 million with an offset of approximately $0.2 million in other expenses.
Quarter Ended December 31, 2005
Our results for the quarter ended December 31, 2005, include the results of our interactive marketing and sales services business and our brokerage business.
Revenue We had no revenue related to our interactive marketing and sales services business during the quarter.
Expenses Our total expenses for quarter ended December 31, 2005 were $351,392 relating to general and administrative expenses for our interactive marketing and sales services business.
Loss from discontinued operations Brokerage commission revenue for the quarter ended December 31, 2005 was $182,114 and expenses relating to our brokerage business of clearing firm charges of $30,369, commission expenses of $61,416 and general and administrative expenses of $104,619.
Net Loss We generated a loss of $362,227 for the three month period ended December 31, 2005.

Liquidity and Capital Resources
As of June 30, 2006, we had $4.97 million cash, all of which was available for general working capital purposes. During the quarter ended June 30, 2006, we received net proceeds of about $8.3 million through the exercise of 3,454,023 warrants. In addition, we received cash proceeds of $148,560 in connection with the exercise of options to purchase 204,000 shares of our common stock.
We believe our current working capital is sufficient to cover our liquidity requirements for the next twelve months. However, we intend to raise additional capital through additional private placements of our equity securities, proceeds received from the exercise of outstanding warrants and options, and, if available on satisfactory terms, debt financing.
We plan to use additional capital for marketing and advertising, as well as for strategic acquisition of existing businesses that complement our market niche, and for general working capital purposes.
Off-Balance Sheet Arrangements
As of June 30, 2006, we had no off-balance sheet arrangements.
Capital Expenditure Commitments
As at June 30, 2006, we had no outstanding commitments for capital expenditures. However, we expect to invest approximately $2 million in capital expenditure over the next 9 months.
Strategic Acquisitions and Recent Developments
There have been no new acquisitions and significant developments except as disclosed in our 10-KSB filed on June 30, 2006.
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

subsidiary Focus shall purchase a 49% stake in Beijing Trans Global Logistics (“BTGL”) and its subsidiary from Messrs. Wang and Li and a 31% stake in BTGL from CEAC. As a result, the Company will effectively own 80% of shares of BTGL and will effectively own 64% of the shares in Beijing CEAC Trans Global Logistics. The consideration for the acquisition is 15,710,000 RMB to be satisfied by the Company with 9,000,000 RMB in cash and 6.71 million RMB in 139,792 shares of the Company’s common stock. As part of the transaction, CEAC and Mr. Yong Li and Mr. Mianchun Wang have provided a revenue and profit guarantee to the Company. Assuming BTGL and its subsidiary meet this guarantee in each of the three years following the signing of the agreement, the sellers will receive an additional 139,792 shares of the Company’s common stock per year. Assuming management meets all performance targets, a maximum aggregate of 559,168 shares may be issued in this transaction.
•	On April 20, 2006, the Company entered into an agreement (the “ASTV Purchase Agreement”) with SMIH. The ASTV Purchase Agreement provides that the Company will purchase various assets, including real estate, automobiles, office equipment, and program rights, as well as SMIH’s 48,629,331 shares in Asia Premium Television Group (OTCBB: ASTV, “ASTV”) to be satisfied by the issuance of 860,647 shares of Company common stock.
•	On April 20, 2006, pursuant to the Sale and Purchase Agreement (the “GAI Purchase Agreement”) dated April 20, 2006 by and among the Company and Kingston Capital Group Limited (“Kingston”), the Company sold 100% of the issued and outstanding shares of Global American Investments Inc. to Kingston in exchange for US$40,000. Kingston is unrelated to the Company and the transaction was negotiated at arm’s length.
•	On January 27, 2006, we completed the acquisition of China Focus Channel Development Co. Ltd. (“Focus”), pursuant to a Sale and Purchase agreement (the “Focus Purchase Agreement”) dated November 22, 2005 with Yang Qi, Mao Quan Yi and Wu Bing Wei (collectively, the “Sellers”) in exchange for 14,900,000 shares of our common stock. We have based our beverages vertical business on the business of Focus.

The terms of the Focus Purchase Agreement also provide that we must issue an additional 2,000,000 shares of its common stock to the Sellers, if:
a)	the audited net profit after tax (“PAT”) of Suizhou Focus Channel Development Limited (“SFC”), wholly owned subsidiary of Focus, is in excess of $4.5 million for the fiscal year ending December 31, 2006;

b)	the audited PAT of SFC is in excess of $5.0 million for the fiscal year ending December 31, 2007; and

c)	the audited PAT of SFC for the fiscal year ending December 31, 2008 is in excess of $5.5 million.
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
Revenue recognition
          We earn revenue from provision of marketing, information and transactional services and sales of channel management software. The Company recognizes revenues from transaction and information services in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” when all of the following conditions exist: persuasive evidence of an arrangement exists in the form of an accepted purchase order; delivery has occurred, based on shipping terms, or services have been rendered; the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and collectibility is reasonably assured.
          The Company accounts for software sales in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Customers receive certain elements of our products over a period of time. Judgment is also required to assess whether future releases represent new products or upgrades and enhancements to existing products.
Share-based compensation
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
          We commenced our interactive marketing and sales services operations in June 2005 and have a very limited operating history for this division. Our previously reported operating results related principally to the legacy brokerage business that we operated prior to the reverse acquisition. Such business was disposed of during the quarter ended June 30, 2006 and the results of such operations are reported as discontinued operations. The quarter ended June 30, 2006 represented the first quarter during which we had meaningful operating results relating to our ongoing operations. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries in China. Since inception, we have announced a number of proposed transactions to develop this business and which will have a material impact on our operations for the fiscal year ending March 31, 2007 and beyond. As a result, it is difficult for us to predict future revenues and operating expenses. We based our expense levels, in part, on our expectations of future revenues from these transactions. If our interactive marketing and sales services business develops slower than we expect, our losses may be higher than anticipated and may cause our stock price to decline.
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
The development of our business is dependent upon the completion and integration of acquisitions and other transactions that have only recently or not yet closed.
          Our principal focus is on our PRC-based Marketing, Information and Transactional Services, which we are creating through the acquisition of various entities and assets. Certain of these transactions have only recently closed. Accordingly, it is difficult to evaluate our business based upon our historical financial results, including those for the quarter ended June 30, 2006. If we are unable to successfully operate and integrate the businesses we acquire, our business will not be successful. We expect to continually look for new businesses to acquire to maintain and sustain our operations. If we fail to identify such business, are unable to acquire such businesses on reasonable terms, or fail to successfully integrate such businesses, our operating results and prospects could be harmed.
We recognized a large gain in the quarter ended June 30, 2006 which may not be repeated. Our consolidation and de-consolidation activities may result in substantial non-operating gains or losses which may mean that our results of operations may be materially impacted by non-operating factors.
          In the quarter ended June 30, 2006 we recorded net gains of approximately $10.7 million relating to the disposition of assets. As part of our strategy we expect to continue to engage in a significant level of merger and acquisitions and investment activities as we seek to build our business. When we decide to dispose of assets or operations which we determine to be non-core to our continuing operations, we may recognize gains or losses. As in the quarter ended June 30, 2006 these may involve significant gains or losses. Such gains and losses are not predictable and the fluctuating impact on our net income may have an adverse affect on the valuation of the Company and our share price.
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
Fluctuation and impairment of marketable securities will materially impact our net income
          Marketable securities are carried at fair market value, fluctuation of market price of those securities could adversely impact net income and earnings per share, we have no control over the market price of those securities and cannot predict the possible impact to our financial result.
Any change of the indefinite status of any of our intangible assets may require us to record additional amortization expenses
          Some of our intangible assets are characterized as indefinite intangible assets and therefore are not required to be amortized. Any changes of the conditions upon which we based categorization of these intangible asset as indefinite will likely require us to amortize these intangible assets over their economic life. Such additional amortization cost could adversely impact our net income and earnings per share.
Risks Related to Our Corporate Structure
PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.
          Although we are a Minnesota corporation and our stockholders have approved reincorporation of our Company into the State of Delaware, most of our operations and employees are located in the PRC. As such, there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with certain of our affiliated Chinese entities. We are considered foreign persons or foreign invested enterprises under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Internet and advertising companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.
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
          As of July 30, 2006, our principal shareholders and their affiliated entities own approximately 64% of our outstanding common stock (which will be reduced to approximately 59% after completion of announced but not yet closed transactions). These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our Common stock. These actions may be taken even if they are opposed by our other shareholders.
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
We may not be able to consolidate the financial results of some of our affiliated companies or such consolidation could materially adversely affect our operating results and financial condition.
          For PRC regulatory reasons, much of our operations are conducted through affiliated companies which currently are considered for accounting purposes as variable interest entities (VIE’s”), and we are considered the primary beneficiary, enabling us to consolidate its financial results in our consolidated financial statements. In the event that in the future a company we hold as a VIE would no longer meet the definition of a VIE, or we are deemed not to be the primary beneficiary, we would not be able to consolidate line by line that entity’s financial results in our consolidated financial statements. Also, if in the future an affiliate company becomes a VIE and we become the primary beneficiary, we would be required to consolidate that entity’s financial results in our consolidated financial statements. If such entity’s financial results were negative, this could have a corresponding negative impact on our operating results.
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
          Sales of our common stock in the public market or the perception that these sales could occur, could cause the market price of our common stock to decline. As of July 30, 2006, approximately 59,745,262 shares, or 57% of our outstanding shares will be freely transferable without restriction or additional registration under the Securities Act of 1933, as amended, or the Securities Act or are subject to a pending registration statement. The remaining common stock outstanding as of such date will be available for sale, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act.
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
There is a limited public float of our common stock, which can result in increased volatility in our stock price and prevent the realization of a profit on resale of the Company’s common stock
          There is a limited public float of our common stock. The term “public float” refers to shares freely and actively tradable on the Over-the-Counter Bulletin Board System and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. Due to our relatively small public float and the limited trading volume of our common stock, purchases and sales of relatively small amounts of our common stock can have a disproportionate effect on the market price for our common stock. As a result, the market price of our common stock can have increased volatility which may affect a stockholder’s ability to sell our shares in a timely manner.

Our common stock is subject to restrictions on sales by broker-dealers and penny stock rules, which may be detrimental to investors.
          Our common stock is subject to Rules 15g-1 through 15g-9 under the Exchange Act, which impose certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (as defined in Rule 501(c) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of our common stock.
          Additionally, our common stock is subject to SEC regulations applicable to “penny stock.” Penny stock includes any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.
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
Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          As at the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
          There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          During the quarter ended June 30, 2006, we issued shares in the following transactions pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”).
•	In May 2006, we issued 40,000 shares of common stock at price of $2.30 per share and warrants to purchase an aggregate of 40,000 shares of common stock at an exercise price of $4.90 per share. These issuances were to an investor pursuant to Regulation S of the Act.
•	We issued common stock in connection with acquisitions as follows:
a.	13,098,320 shares of common stock pursuant to the transactions with Sun Business Network Ltd.;

b.	460,526 shares of common stock pursuant to the acquisition of China Sport TV Productions Limited; and

c.	978,406 shares of common stock pursuant to the acquisition of Lifestyle Magazines Publishing Pte Ltd.
Each of the foregoing transactions was made pursuant to Regulation S of the Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submissions of Matters to a Vote of Security Holders
None.
Item 5. Other Information.
None.

Item 6. Exhibits and Reports on Form 8-K

No.	Description
2.1	Termination Agreement dated March 31, 2006 by and between the Registrant and Sun Media Investment Holdings Limited relating to the Sale and Purchase Agreement dated December 6, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire shares of Sun Business Network Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 5, 2006)

2.2	Sale and Purchase Agreement dated April 20, 2006 by and between the Registrant and Kingston Capital Group Limited to divest Global American Investments Inc (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006)

2.3	Sale and Purchase Agreement dated April 20, 2006 by and between the Registrant and Sun Media Investment Holdings Limited to purchase various assets (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006)

2.4	Sales Purchase Agreement dated May 23, 2006 by and between the Registrant, its subsidiary, China Focus Channel Development Co. Ltd (“Focus”) and China Electronic Appliances Corporation (“CEAC”) and two individuals to purchase a 49% stake in Beijing Trans Global Logistics (“BTGL”) and its subsidiary from the two individuals and a 31% stake in BTGL from CEAC (incorporated by reference from our Current Report on Form 8-K filed on May 30, 2006)

2.5	Sale and Purchase Agreement dated June 8, 2006 by and between the Registrant, its subsidiary, Focus, and Mr Ren Huiliang to acquire William Brand Administer Limited and its subsidiary William Textiles Limited (incorporated by reference from our Current Report on Form 8-K filed on June 14, 2006)

2.6	Sale and Purchase Agreement dated June 14, 2006 by and between the Registrant and Sun Media Investment Holdings Limited to acquire Credit Network 114 Limited (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2006)

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SUN NEW MEDIA, INC.

Date: August 9, 2006	By:	/s/ Ricky Gee Hing Ang
Ricky Gee Hing Ang
Chief Executive Officer

Date: August 9, 2006	By:	/s/ Frank Zhao
Frank Zhao
Chief Financial Officer

INDEX TO EXHIBITS

No.	Description
2.1	Termination Agreement dated March 31, 2006 by and between the Registrant and Sun Media Investment Holdings Limited relating to the Sale and Purchase Agreement dated December 6, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire shares of Sun Business Network Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 5, 2006)

2.2	Sale and Purchase Agreement dated April 20, 2006 by and between the Registrant and Kingston Capital Group Limited to divest Global American Investments Inc (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006)

2.3	Sale and Purchase Agreement dated April 20, 2006 by and between the Registrant and Sun Media Investment Holdings Limited to purchase various assets (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006)

2.4	Sales Purchase Agreement dated May 23, 2006 by and between the Registrant, its subsidiary, China Focus Channel Development Co. Ltd (“Focus”) and China Electronic Appliances Corporation (“CEAC”) and two individuals to purchase a 49% stake in Beijing Trans Global Logistics (“BTGL”) and its subsidiary from the two individuals and a 31% stake in BTGL from CEAC (incorporated by reference from our Current Report on Form 8-K filed on May 30, 2006)

2.5	Sale and Purchase Agreement dated June 8, 2006 by and between the Registrant, its subsidiary, Focus, and Mr Ren Huiliang to acquire William Brand Administer Limited and its subsidiary William Textiles Limited (incorporated by reference from our Current Report on Form 8-K filed on June 14, 2006)

2.6	Sale and Purchase Agreement dated June 14, 2006 by and between the Registrant and Sun Media Investment Holdings Limited to acquire Credit Network 114 Limited (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2006)

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code