Form 10QSB/A
period 2006-06-30
SUN NEW MEDIA INC.
filed 2006-08-11
CIK 1088005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

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
(Title of class)
This Quarterly Report on Form 10-QSB/A amends and restates in its entirety the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 9, 2006.
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
Condensed Consolidated Balance Sheets
Condensed Consolidated Statement of Operations
Condensed Consolidated Statement of Cash Flows
Notes to Condensed Consolidated Financial Statements

SUN NEW MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 and March 31, 2006

		(Unaudited)	(Audited)
		June 30, 2006	March 31, 2006
	NOTE	US$’000	US$’000
ASSETS
Current Assets
Cash and bank balances		4,959	1,374
Accounts receivables, net of provision for doubtful debts $67,683 (March 31, 2006: $72,046)		8,715	416
Other receivables, prepayments and deposits	5	3,686	466
Inventories		101	85
Marketable securities		19,089	8,140
Amounts due from stockholders	6	71	292
Amounts due from related parties	6	1,237	893

Total current assets		37,858	11,666
Investment in affiliate		382	25
Goodwill and intangible assets	3	60,222	61,795
Plant and equipment	4	2,215	2,205
Clearing broker deposit		—	37

Total Assets		100,677	75,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable		731	987
Other payables and accruals	7	7,288	6,928
Amounts due to related parties	6	528	489
Factoring loan	8	179	233
Income taxes payable		12	—

Total current liabilities		8,738	8,637

Minority interest		446	(102)
Convertible notes	9	—	2,816
Discount on warrants	9	(2,177)	(2,393)
Commitments and Contingencies	10

STOCKHOLDERS’ EQUITY
Common stock; authorized 750,000,000 shares, US$0.01 par value		—
Preference stock, authorized 250,000,000 shares, US$0.01 par value		—
103,789,630/ 84,055,510 shares of common stock issued and outstanding, US$0.01 par value		1,038	841
Nil/ 14,537,253 shares of common stock reserved to be issued, US$0.01 par value		—	145
Additional paid in capital		93,312	81,943
Accumulated other comprehensive (loss) income:
Unrealized loss on marketable securities		(1,002)	—
Foreign currency translation adjustments		(2)	2
Retained earnings/ (Deficit)		324	(16,161)

Total stockholders’ equity		93,670	66,770

Total liabilities and stockholder’s equity		100,677	75,728

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

SUN NEW MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
For the three months ended June 30, 2006 and December 31, 2005

	Three Months	Three Months ended
	ended June 30, 2006	December 31, 2005 (1)
	US$’000	US$’000
Cash flows from operating activities
Net income (loss) for the period before income taxes and minority interests	16,943	(362)
Adjustments to reconcile net income (loss) to net cash used in operating activities;
Depreciation and amortization	510	—
Share of profits from affiliate	(356)	—
Gain on disposal of assets	(10,743)	—
Gain on disposal of subsidiary companies	(74)	—
Consultancy services	75	—
Interest expense — warrants valuation	216	—
Changes in operating assets and liabilities:
Accounts receivable	(8,335)	(51)
Other debtor, deposits and prepayments	(3,039)	(354)
Inventories	(16)	—
Amounts due from related parties	(344)	(3)
Amounts due from stockholders	221	257
Accounts payable	22	23
Other payables and accruals	558	376
Amounts due to related parties	39	1

Net cash used in operating activities	(4,323)	(112)

Cash flows from investing activities
Proceeds from sale of fixed assets	75	—
Purchase of fixed assets	(221)	(2)
Cash acquired in business combination, net	11	—
Disposal of subsidiary companies, net	23	—

Net cash used in investing activities	(112)	(2)

Cash flows from financing activities
Issuance of common stock	8,955	123
Proceeds from convertible note	—	918
Expenses incurred on issuance of common stocks	(875)	—
Repayment of factoring loans	(54)	—

Net cash provided by financing activities	8,026	1,041

Net effect of exchange rate changes on consolidating subsidiaries	(6)	—
Net increase in cash and cash equivalents	3,585	927
Cash and cash equivalents, beginning of the period	1,374	202

Cash and cash equivalents, end of the period	4,959	1,129

(1)	Information is presented for the quarter ended December 31, 2005 as the Company had not commenced operations as of the prior year period and the quarter ended December 31, 2005 represented the first quarter of the Company’s last fiscal year before it changed the date of its fiscal year end to March 31.
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

In accordance with the guidelines of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, “Application of issue No. 98-5 to Certain Convertible Instruments”, the Company has determined that each of the above notes was issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the note and the fair value of the Company’s common stock into which the note was convertible, multiplied by the number of common shares into which the note was convertible, limited by the face amount of the note. The Company has treated the beneficial conversion features as a discount to the face amount of the notes and is amortizing them over the term of the respective notes. Upon conversion of all or a portion of the note, the proportionate share of unamortized discount has been charged to interest expense. During the financial period, the convertible note was fully converted to 1,380,392 shares of common stock.

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

We determine our business segments based upon our management and internal reporting structure. Our reportable segments are transactional services segment, marketing & information services segment, HQ & investments segment and online brokerage segment (discontinued operations). The Company does not allocate any operating costs or assets to its transactional services, marketing & information services, HQ & investments and online brokerage segments as management does not use this information to measure the performance of these operating segments. Management does not believe that allocating these expenses or assets is necessary in evaluating these segments’ performance.

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
SUN NEW MEDIA, INC.

Date: August 11, 2006	By:	/s/ Ricky Gee Hing Ang
Ricky Gee Hing Ang
Chief Executive Officer

Date: August 11, 2006	By:	/s/ Frank Zhao
Frank Zhao
Chief Financial Officer

INDEX TO EXHIBITS

No.	Description
2.1	Termination Agreement dated March 31, 2006 by and between the Registrant and Sun Media Investment Holdings Limited relating to the Sale and Purchase Agreement dated December 6, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire shares of Sun Business Network Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 5, 2006)

2.2	Sale and Purchase Agreement dated April 20, 2006 by and between the Registrant and Kingston Capital Group Limited to divest Global American Investments Inc (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006)

2.3	Sale and Purchase Agreement dated April 20, 2006 by and between the Registrant and Sun Media Investment Holdings Limited to purchase various assets (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006)

2.4	Sales Purchase Agreement dated May 23, 2006 by and between the Registrant, its subsidiary, China Focus Channel Development Co. Ltd (“Focus”) and China Electronic Appliances Corporation (“CEAC”) and two individuals to purchase a 49% stake in Beijing Trans Global Logistics (“BTGL”) and its subsidiary from the two individuals and a 31% stake in BTGL from CEAC (incorporated by reference from our Current Report on Form 8-K filed on May 30, 2006)

2.5	Sale and Purchase Agreement dated June 8, 2006 by and between the Registrant, its subsidiary, Focus, and Mr Ren Huiliang to acquire William Brand Administer Limited and its subsidiary William Textiles Limited (incorporated by reference from our Current Report on Form 8-K filed on June 14, 2006)

2.6	Sale and Purchase Agreement dated June 14, 2006 by and between the Registrant and Sun Media Investment Holdings Limited to acquire Credit Network 114 Limited (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2006)

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code