Form 10KSB/A
period 2006-03-31
SUN NEW MEDIA INC.
filed 2006-09-05
CIK 1088005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A

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
This Annual Report on Form 10-KSB/A amend and restates in its entirety the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006 as filed with the Securities and Exchange Commission on June 30, 2006.
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
Recent Developments
Board Changes
The following Board appointments were made after April 1, 2006:
•	William Adamopoulos, May 11, 2006;
•	Yang Qi, May 11, 2006;
•	Mark Newburg, May 31, 2006; and
•	Ricky Gee Hing Ang, June 29, 2006
And, the following members resigned:
•	Chauncey Shey, May 11, 2006; and
•	John Zongyang Li, June 28, 2006.
     We have been actively pursuing a number of new acquisition transactions. As of June 29, 2006, we have entered into the following transactions:
•	On June 29, 2006, our wholly owned subsidiary, Sun New Media Holdings Limited entered into an agreement with MIDGET Limited and divested our interest in Compass Multimedia Holdings Limited for a consideration of approximately RMB5.3 million (US$0.67 million).
•	On June 14, 2006, we entered into a Sales & Purchase Agreement (the “Credit 114 Purchase Agreement”) with Sun Media Investment Holdings Ltd. (“SMIH”) to acquire 100% of the outstanding

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
     Expenses. Our total expenses for the 6-month period ended March 31, 2006 were $13,586,576. These included expenses related to our brokerage business of $454,016, stock-based employee incentive compensation of $9,654,099, convertible notes discount costs of $105,807 and provision for impairment loss in marketable securities of $1,456,221.
     Excluding the expenses relating to our brokerage business and the non-cash expenses associated with incentive compensation, warrants and convertible notes, our total operating expenses would have been $1,916,433. Of this amount approximately $436,000 was for legal and professional fees incurred for acquisitions.
     Net Loss. Our net loss for the 6-month period ended March 31, 2006 was $13,146,176 including non-cash expenses of about $11.2 million.
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
Period from October 1, 2005 to March 31, 2006
(Expressed In United States Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Sun New Media, Inc.
We have audited the accompanying consolidated balance sheet of Sun New Media, Inc, (the “Company”) as of March 31, 2006 and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the period from October 1, 2005 to March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
The Company restated the March 31, 2006 financial statements referred to above to correct an error in accounting for convertible notes with detachable warrants as more fully described in Note 17.

/s/ Bernstein & Pinchuk LLP

New York, New York
June 29, 2006 except for Note 17 as to which the date is August 31, 2006

SUN NEW MEDIA INC.
CONSOLIDATED BALANCE SHEET
As of March 31, 2006 and September 30, 2005

		(Restated)
	Note	As of	As of September 30,
		March 31, 2006	2005[1]
		US$	US$
ASSETS
Current Assets
Cash and bank balances		1,373,715	201,957
Accounts receivable, net of provision for doubtful debts $72,046 (2005: Nil)		415,735	6,277
Other receivable, prepayments and deposits	8	466,396	24,859
Inventories		85,346	—
Marketable securities		8,140,377	—
Amounts due from stockholders	9	292,106	150,446
Amounts due from related parties	9	892,699	—

Total current assets		11,666,374	383,539
Investment in associated company		24,987	—
Goodwill and intangible assets	4	61,794,537	—
Plant and equipment	5	2,205,536	5,554
Clearing broker deposit		36,980	36,980

Total Assets		75,728,414	426,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable		987,238	71,204
Other payables and accruals	10	6,928,098	38,526
Amounts due to related parties	9	489,122	—
Factoring loan	11	233,043	—

Total current liabilities		8,637,501	109,730
Minority interest		(101,520)	—
Convertible notes	6	2,816,000	—
Discount on convertible notes	6	(2,570,634)	—
Commitments and Contingencies	12
STOCKHOLDERS’ EQUITY
Common stock; authorized 750,000,000 shares, US$0.01 par value
Preference stock, authorized 250,000,000 shares, US$0.01 par value
84,055,510 (2005: 9,259,370) shares of common stock issued and outstanding, US$0.01 par value		840,555	92,594
14,537,253 (2005: 55,250,000) shares of common stock reserved to be issued, US$0.01 par value		145,372	552,500
Additional paid in capital		79,439,397	5,250
Foreign currency translation adjustments		1,920	—
Deficit		(13,480,177)	(334,001)

Total stockholders’ equity		66,947,067	316,343

Total liabilities and stockholder’s equity		75,728,414	426,073

(1)	Information for the comparative period is not applicable since the Company commenced its operations on June 6, 2005.
The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the periods ended March 31, 2006 and September 30, 2005

		(Restated)
	Note	Period from	Period from
		October 1, 2005	June 6, 2005
		to March 31, 2006	to September 30, 2005(1)
		US$	US$
REVENUES		402,173	27,358
Direct costs		245,063	18,723

		157,110	8,635
OPERATING EXPENSES
General and administrative		1,129,847	16,938
Depreciation and amortization		6,767	—
Finders’ fee		—	55,000
Stock-based compensation		9,654,099	—
Consulting and professional fees		988,772	32,638
Impairment loss on marketable securities		1,456,221	—

Total operating expenses		13,235,706	104,576

Operating loss		(13,078,596)	(95,941)
Interest income		637	—
Amortization of discount on notes		(105,807)	—
Other income		37,590	—

Loss before income tax expense		(13,146,176)	(95,941)
Income tax expenses	7	—	—

Net loss		(13,146,176)	(95,941)

Earnings per share:
Weighted average number of shares outstanding
Basic and diluted		72,809,160	15,398,259
Net loss per share of common stock
Basic and diluted		(0.18)	(0.01)

(1)	Information for the comparative period is not applicable since the Company commenced its operations on June 6, 2005.
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

SUN NEW MEDIA INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Period from June 6, 2005 to March 31, 2006

		Common shares
		Issued		Reserved and to be issued
								Foreign
		Number		Number		Additional		Currency
		of		of		Paid in		Translation
	Note	Shares	Amounts	Shares	Amounts	Capital	Deficit	Adjustment	Total
			US$		US$	US$	US$	US$	US$
Balance, October 1, 2005		9,259,370	92,594	55,250,000	552,500	5,250	(334,001)	—	316,343
Issuance of stocks for acquisition from SNMG		55,250,000	552,500	(55,250,000)	(552,500)	—	—	—	—
Issuance of stocks for stock options exercised		43,000	430	—	—	34,090	—	—	34,520
Issuance of stocks for stock purchase		296,000	2,960	—	—	651,840	—	—	654,800
Issuance of stocks for acquisition of Focus		14,900,000	149,000	—	—	24,851,013	—	—	25,000,013
Issuance of stocks for finders fee		2,000,000	20,000	—	—	7,780,000	—	—	7,800,000
Issuance of stocks for acquisition of Telefaith		853,333	8,533	—	—	359,396	—	—	367,929
Issuance of stocks for acquisition of Magzone		409,207	4,092	—	—	1,595,910	—	—	1,600,002
Issuance of stocks for employees’ performance incentives		1,044,600	10,446	—	—	3,868,653	—	—	3,879,099
Issuance of stocks for purchase of assets	(ii)	—	—	1,156,303	11,563	4,035,497	—	—	4,047,060
Issuance of stocks for grant of license	(ii)	—	—	6,900,000	69,000	24,081,000	—	—	24,150,000
Issuance of stocks for shares swap	(ii)	—	—	5,042,017	50,420	6,896,178	—	—	6,946,598
Issuance of stocks for acquisition of CSTV	(iii)	—	—	460,526	4,605	556,732	—	—	561,337
Issuance of stocks for acquisition of Lifestyle	(iii)	—	—	978,407	9,784	2,259,490	—	—	2,269,274
Discount on convertible notes and warrants		—	—	—	—	2,676,441	—	—	2,676,441
Capital contribution		—	—	—	—	89,907	—	—	89,907
Expenses incurred on issuance of stocks		—	—	—	—	(302,000)	—	—	(302,000)
Other comprehensive income		—	—	—	—	—	—	1,920	1,920
Net loss for the period		—	—	—	—	—	(13,146,176)	—	(13,146,176)

Balance, March 31, 2006 (Restated)		84,055,510	840,555	14,537,253	145,372	79,439,397	(13,480,177)	1,920	66,947,067

(ii)	The stocks were reserved as of March 31, 2006 and were issued on May 9, 2006.

(iii)	The stocks were reserved as of March 31, 2006 and were issued on April 17, 2006.
The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the periods ended March 31, 2006 and September 30, 2005

	(Restated)
	October 1, 2005	June 6, 2005 to
	to March 31, 2006	September 30, 2005
	US$	US$(1)
Cash flows from operating activities
Net loss for the period	(13,146,176)	(95,941)
Adjustments to reconcile net loss to net cash used in operating activities;
Finders’ fee	—	55,000
Stock-based compensation	9,654,099	—
Depreciation of fixed assets	6,767	—
Amortization of discount on notes	105,807	—
Impairment loss on marketable securities	1,456,221	—
Changes in assets and liabilities:
Accounts receivable	(43,689)	—
Other receivables, deposits and prepayments	(294,642)	—
Due from related parties	(751,166)	—
Due from stockholders	(141,660)	(97,349)
Accounts payable	241,856	1,920
Other payables and accruals	853,701	38,526
Due to related parties	403,628	—

Net cash used in operating activities	(1,655,254)	(97,844)

Cash flows from investing activities
Purchase of fixed assets	(5,680)	—
Cash acquired in business combination, net	(403,159)	49,801
Investment in associated company	(24,987)	—

Net cash provided by investing activities	(433,826)	49,801

Cash flows from financing activities
Issuance of common stock	654,800	250,000
Issuance of convertible notes	2,816,000	—
Expenses incurred on issuance of common stock	(302,000)	—
Minority interest, net	89,907	—

Net cash provided by financing activities	3,258,707	250,000

Net effect of exchange rate changes on consolidating subsidiaries	2,131
Net increase in cash and cash equivalents	1,171,758	201,957
Cash and cash equivalents, beginning of the period	201,957	—

Cash and cash equivalents, end of the period	1,373,715	201,957

(1)	Information for the comparative period is not applicable since the Company commenced its operations on June 6, 2005.
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

NOTE 6 — Convertible Notes With Detachable Warrants and Stock Options
Convertible Notes With Detachable Warrants
On December 31, 2005, when the market price of the Company’s stock was $4.09, the Company issued a $918,000 convertible note with detachable warrants to one accredited investor. The note is convertible into the Company’s common stock at $2.04 per share. On March 6, 2006, when the market price of the Company’s stock was $3.93, the Company issued a $1,898,000 convertible note with detachable warrants to the same accredited investor. The note is convertible into the Company’s common stock at $2.04 per share. Under the terms of the notes, the Company agreed to file a registration statement for the shares of common stock underlying the notes within 90 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 180 days of the closing date.
In accordance with the guidelines of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, “Application of issue No. 98-5 to Certain Convertible Instruments”, the Company has determined that each of the above notes was issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the note and the fair value of the Company’s common stock into which the note was convertible, multiplied by the number of common shares into which the note was convertible, limited by the face amount of the note. The Company has treated the beneficial conversion features as a discount to the face amount of the notes and is amortizing them over the term of the respective notes. Upon conversion of all or a portion of the note, the proportionate share of unamortized discount has been charged to interest expense. As of March 31, 2006, $105,807 was charged to non-cash interest expenses.
Detachable Warrants
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
The components of income before income taxes are as follows:

	As of	As of
	March 31, 2006	September 30, 2005
	US$	US$
Loss subject to non-China operations	(12,914,275)	(95,941)
Loss subject to China operations	(231,901)	—

Loss before taxes	(13,146,176)	(95,941)
Income taxes subject to China operations	—	—
Effective tax rate for China operations	—	—

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

	As of	As of
	March 31, 2006	September 30, 2005
	US$	US$
Deferred tax assets:
Net operating loss carry forward	—	—
Allowance for doubtful accounts, accruals and other liabilities	27,280	—
Depreciation	—	—

Total deferred tax assets	27,820	—
Less: Valuation allowance	(27,820)	—

Deferred tax assets	—	—

A reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	As of	As of
	March 31, 2006	September 30, 2005
Federal Income Tax Rate	34.0%	34.0%
Effect of valuation allowance	(34.0%)	(34.0%)

Effective Income Tax Rate	—	—

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

	As of	As of
	March 31, 2006	September 30, 2005
	US$	US$
Income tax at statutory rates	(635,445)	(32,620)
Unrecognized benefits of non-capital losses	635,445	32,620

Total current income taxes	—	—

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	As of	As of
	March 31, 2006	September 30, 2005
	US$	US$
Future income tax assets (liabilities):
Operating losses available for future periods	1,067,509	32,620
Valuation allowance	(1,067,509)	(32,620)

Net future income tax asset (liability)	—	—

The Company has incurred operating losses of approximately $3,144,729, which, if unutilized, will expire through 2020. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited operating history. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.
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
     Information regarding our business segments is as follows:

	Period from	Period from
	October 1, 2005	June 6, 2005
	to March 31, 2006	to September 30, 2005
	US$	US$

Revenue
Online Brokerage	397,912	27,358
Transactional Service	—	—
Information Service	4,261	—
Gross profit
Online Brokerage	152,849	8,635
Transactional Service	—	—
Information Service	4,261	—
Depreciation and amortization
Online Brokerage	732	—
Transactional Service	—	—
Information Service	6,035	—
NOTE 16 — SUBSEQUENT EVENTS
•	On June 14, 2006, the Company entered into a Sales & Purchase Agreement with Sun Media Investment Holdings Ltd. (“SMIH”) to acquire 100% of the outstanding shares of Credit Network 114 Limited (“Credit 114”). Credit 114 is incorporated in British Virgin Islands and is engaged in the business of data collection and management The Company also signed a supplementary agreement with SMIH to acquire search engine technology and additional on-line business media content. The transaction is expected to take place over a 90 day period, over which time the Company will pay SMIH a total of US $2.5 million for 100 percent ownership of Credit 114 and the assets described above. The first of four equal payments of US $625,000 will be made within 10 days of signing the agreement, the second within 30 days of signing, the third within 60 days and the fourth within 90 days.
•	On June 8, 2006, the Company entered into agreement with Mr. Ren Huiliang (the “Seller”) to purchase 100% of William Brand Administer Limited and its subsidiary William Textiles Limited, collectively “William Brand”. William Brand is a China-based producer and distributor of women’s luxury apparel. The consideration for the acquisition is to be satisfied in full through the issuance of 4,655,172 shares of the Company’s common stock. The Company will issue the shares to the Seller in four installments: the first installment of 1,163,793 shares will be issued within thirty days of the completion of the deal; the remaining shares will be issued in thirds at the end of each of the next three years, subject to William Brand’s attainment of revenue and profit guarantees in each year. William Brand must achieve a minimum of US $15 million of revenue in year one, US $17.5 million in year two, and US $20 million in year three. William Brand must also generate minimum after-tax profits of US $3 million, US $3.5 million, and US $4 million in years one, two and three, respectively.
•	On May 23, 2006, the Company signed a strategic cooperative and sales purchase agreement (the “CEAC Agreement”) with China Electronic Appliances Corporation (“CEAC”), a subsidiary of the China Electronics Corporation (“CEC”), and two individuals, Mr. Yong Li and Mr. Mianchun Wang, management designees from CEAC. The CEAC Agreement provides that the Registrant and its subsidiary Focus shall purchase a 49% stake in Beijing Trans Global Logistics (“BTGL”) and its subsidiary from Messrs. Wang and Li and a 31% stake in BTGL from CEAC. As a result, the Company will effectively own 80% of shares of BTGL and will effectively own 64% of the shares in Beijing CEAC Trans Global Logistics. The consideration for the acquisition is to be satisfied by the Company with 9,000,000 RMB in cash and 6.71 million RMB in 139,792 shares of the Company’s common stock. As part of the transaction, CEAC and Mr. Yong Li and Mr. Mianchun Wang have provided a revenue and profit guarantee to the Company. Assuming BTGL and its subsidiary meet this guarantee in each of the

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
Note 17 — Restatement
Subsequent to the filing of the 10KSB, we found that the amortization of note discount was overstated and warrant valuation discount should not be recorded. The consolidated balance sheet and consolidated statement of operations were adjusted accordingly and the impact is a decrease in net loss by $2,680,687, a decrease in liabilities by $177,582 and a decrease in additional paid-in capital by $2,503,105.
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

2.3	Share Swap Agreement by and between the Registrant and Sun Business Network Ltd. dated November 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005)

2.4	Sale and Purchase Agreement by and between the Registrant, Yang Qi, Mao Quan Yi and Wu Bing Wei dated November 22, 2005 to acquire China Focus Channel Development (HK) Limited (incorporated by reference from our Current Report on Form 8-K filed on November 25, 2005)

2.5	Sale and Purchase Agreement by and between the Registrant and Sun Media Investment Holdings Ltd. dated November 29, 2005 to acquire Sun New Media Holdings Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 1, 2005)

2.6	Sale and Purchase Agreement by and between the Registrant, Yan Hui, Lin Min and Luan Kezhou dated December 6, 2005 to acquire Telefaith Holdings Limited (incorporated by reference from our Current Report on Form 8-K filed on December 8, 2005)

2.7	Sale and Purchase Agreement dated December 6, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire shares of Sun Business Network Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 8, 2005)

2.8	Stock Purchase Agreement between Sun New Media Inc and Barron Partners LP dated December 31, 2005 (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

2.9	Share Purchase Agreement dated January 4, 2006 to acquire Magzone Asia Pte Ltd (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

2.10	Share Purchase Agreement dated February 13, 2006 by and between the Registrant and China Entertainment Sports Limited to acquire China Sport TV Productions Ltd (incorporated by reference from our Current Report on Form 8-K filed on February 17, 2006)

2.11	Share Purchase Agreement dated February 14, 2006 by and between the Registrant and United Home Limited to acquire Lifestyle Magazines Publishing Pte Ltd (incorporated by reference from our Current Report on Form 8-K filed on February 17, 2006)

2.12	Stock Purchase Agreement between Sun New Media Inc and Barron Partners LP dated March 6, 2006 (incorporated by reference from our Current Report on Form 8-K filed on March 9, 2006)

2.13	Termination Agreement dated March 31, 2006 by and between the Registrant and Sun Media Investment Holdings Limited relating to the Sale and Purchase Agreement dated December 6, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire shares of Sun Business Network Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 5, 2006)

2.14	Sale and Purchase Agreement dated April 20, 2006 by and between the Registrant and Kingston Capital Group Limited to divest Global American Investments Inc (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006)

2.15	Sale and Purchase Agreement dated April 20, 2006 by and between the Registrant and Sun Media Investment Holdings Limited to purchase various assets (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006)

2.16	Sales Purchase Agreement dated May 23, 2006 by and between the Registrant, its subsidiary, China Focus Channel Development Co. Ltd (“Focus”) and China Electronic Appliances Corporation (“CEAC”) and two individuals to purchase a 49% stake in Beijing Trans Global Logistics (“BTGL”) and its subsidiary from the two individuals and a 31% stake in BTGL from CEAC (incorporated by reference from our Current Report on Form 8-K filed on May 30, 2006)

2.17	Sale and Purchase Agreement dated June 8, 2006 by and between the Registrant, its subsidiary, Focus, and Mr Ren Huiliang to acquire William Brand Administer Limited and its subsidiary William Textiles Limited (incorporated by reference from our Current Report on Form 8-K filed on June 14, 2006)

2.18	Sale and Purchase Agreement dated June 14, 2006 by and between the Registrant and Sun Media Investment Holdings Limited to acquire Credit Network 114 Limited (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2006)

3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

3.2	Certificate of Amendment to Articles of Incorporation, dated April 11, 2001 (incorporated by reference from our Form 10-KSB, filed April 1, 2002)

3.3	Certificate of Amendment to Articles of Incorporation, dated September 15, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

3.4	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

4.1	Pooling Agreement by and between dated September 18, 2005 among the Registrant, Fidelity Transfer Company, as Trustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

4.2	Supplementary Pooling Agreement dated December 23, 2005 among the Registrant, Fidelity Transfer Company, as Trustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from our Current Report on Form 8-K filed December 27, 2005)

4.3	Supplementary Pooling Agreement dated March 15, 2006 among the Registrant, Fidelity Transfer Company, as Trustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from our Current Report on Form 8-K filed March 21, 2006)

10.1	Finders Fee Agreement by and between the Registrant and Yu Hiyang and Beckford Finance SA dated July 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005)

10.2	Stock Purchase Agreement by and between Capital Alliance and Sun Media dated July 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005)

10.3	Management Agreement by and between the Registrant and Capital Alliance dated September 18, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

10.4	Share Holding Agreement by between Capital Alliance, SE Global and Sun Media Investment Holdings Ltd. dated September 18, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

10.5	Stock Purchase Agreement dated December 31, 2005 by and between Sun New Media Inc. and Barron Partners LP(incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10KSB filed on June 30, 2006)

21	Subsidiaries of Sun New Media, Inc. (incorporated by reference to our Annual Report on Form 10KSB filed on June 30, 2006)

23.1	Consent of Moores Rowland Mazars

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

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
Date: September 5, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frank Zhao Frank Zhao, CFO and Company Secretary (Principal Financial Officer) Date: September 5, 2006

By:	/s/ Hwee Ling Ng Hwee Ling Ng, Sr. VP of Finance (Principal Accounting Officer) Date: September 5, 2006

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
2.1	Share Purchase Agreement dated July 21, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire Sun New Media Group Limited (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005)

2.2	Share Purchase Agreement dated November 21, 2005 by and between the Registrant and Sun Business Network Ltd. to acquire a group of property holdings in Beijing and shares of Asia Premium Television Group, Inc.(incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005)

2.3	Share Swap Agreement by and between the Registrant and Sun Business Network Ltd. dated November 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005)

2.4	Sale and Purchase Agreement by and between the Registrant, Yang Qi, mao Quan Yi and Wu Bing Wei dated November 22, 2005 to acquire China Focus Channel Development (HK) Limited (incorporated by reference from our Current Report on Form 8-K filed on November 25, 2005)

2.5	Sale and Purchase Agreement by and between the Registrant and Sun Media Investment Holdings Ltd. dated November 29, 2005 to acquire Sun New Media Holdings Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 1, 2005)

2.6	Sale and Purchase Agreement by and between the Registrant, Yan Hui, Lin Min and Luan Kezhou dated December 6, 2005 to acquire Telefaith Holdings Limited (incorporated by reference from our Current Report on Form 8-K filed on December 8, 2005)

2.7	Sale and Purchase Agreement dated December 6, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire shares of Sun Business Network Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 8, 2005)

2.8	Stock Purchase Agreement between Sun New Media Inc and Barron Partners LP dated December 31, 2005 (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

2.9	Share Purchase Agreement dated January 4, 2006 to acquire Magzone Asia Pte Ltd (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

2.10	Share Purchase Agreement dated February 13, 2006 to acquire China Sport TV Productions Ltd (incorporated by reference from our Current Report on Form 8-K filed on February 17, 2006)

2.11	Share Purchase Agreement dated February 14, 2006 to acquire Lifestyle Magazines Publishing Pte Ltd (incorporated by reference from our Current Report on Form 8-K filed on February 17, 2006)

2.12	Stock Purchase Agreement between Sun New Media Inc and Barron Partners LP dated March 6, 2006 (incorporated by reference from our Current Report on Form 8-K filed on March 9, 2006)

2.13	Termination Agreement dated March 31, 2006 relating to the Sale and Purchase Agreement dated December 6, 2005 to acquire shares of Sun Business Network Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 5, 2006)

2.14	Sale and Purchase Agreement dated April 20, 2006 to divest Global American Investments Inc (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006)

2.15	Sale and Purchase Agreement dated April 20, 2006 to purchase various assets (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006)

2.16	Sales Purchase Agreement dated May 23, 2006 to purchase a 49% stake in Beijing Trans Global Logistics (“BTGL”) and its subsidiary from the two individuals and a 31% stake in BTGL (incorporated by reference from our Current Report on Form 8-K filed on May 30, 2006)

2.17	Sale and Purchase Agreement dated June 8, 2006 to acquire William Brand Administer Limited and its subsidiary William Textiles Limited (incorporated by reference from our Current Report on Form 8-K filed on June 14, 2006)

2.18	Sale and Purchase Agreement dated June 14, 2006 to acquire Credit Network 114 Limited (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2006)

3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

3.2	Certificate of Amendment to Articles of Incorporation, dated April 11, 2001 (incorporated by reference from our Form 10-KSB, filed April 1, 2002)

3.3	Certificate of Amendment to Articles of Incorporation, dated September 15, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

3.4	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

4.1	Pooling Agreement by and between dated September 18, 2005 among the Registrant, Fidelity Transfer Company, as Trustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

4.2	Supplementary Pooling Agreement dated December 23, 2005 among the Registrant, Fidelity Transfer Company, as Trustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from our Current Report on Form 8-K filed December 27, 2005)

4.3	Supplementary Pooling Agreement dated March 15, 2006 among the Registrant, Fidelity Transfer Company, as Trustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from our Current Report on Form 8-K filed March 21, 2006)

10.1	Finders Fee Agreement by and between the Registrant and Yu Hiyang and Beckford Finance SA dated July 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005)

10.2	Stock Purchase Agreement by and between Capital Alliance and Sun Media dated July 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005)

10.3	Management Agreement by and between the Registrant and Capital Alliance dated September 18, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

10.4	Share Holding Agreement by between Capital Alliance, SE Global and Sun Media Investment Holdings Ltd. dated September 18, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

10.5	Stock Purchase Agreement dated December 31, 2005 by and between Sun New Media Inc. and Barron Partners LP(incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10KSB filed on June 30, 2006)

21	Subsidiaries of Sun New Media, Inc. (incorporated by reference to our Annual Report on Form 10KSB filed on June 30, 2006)

23.1	Consent of Moores Rowland Mazars

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code