Form 10QSB/A
period 2006-06-30
SUN NEW MEDIA INC.
filed 2006-09-05
CIK 1088005

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
(Title of class)
This Quarterly Report on Form 10-QSB/A amends and restates in its entirety the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 9, 2006 and as subsequently amended and restated on August 11, 2006.
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
Condensed Consolidated Balance Sheets
Condensed Consolidated Statement of Operations
Condensed Consolidated Statement of Cash Flows
Notes to Condensed Consolidated Financial Statements

SUN NEW MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 and March 31, 2006

		(Restated)	(Restated)
		(Unaudited)	(Audited)
		June 30, 2006	March 31, 2006
	NOTE	US$’000	US$’000
ASSETS
Current Assets
Cash and bank balances		4,959	1,374
Accounts receivables, net of provision for doubtful debts $67,683 (March 31, 2006: $72,046)		8,715	416
Other receivables, prepayments and deposits	5	3,686	466
Inventories		101	85
Marketable securities		19,089	8,140
Amounts due from stockholders	6	71	292
Amounts due from related parties	6	1,237	893

Total current assets		37,858	11,666
Investment in affiliate		382	25
Goodwill and intangible assets	3	60,222	61,795
Plant and equipment	4	2,215	2,205
Clearing broker deposit		—	37

Total Assets		100,677	75,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable		731	987
Other payables and accruals	7	7,288	6,928
Amounts due to related parties	6	528	489
Factoring loan	8	179	233
Income taxes payable		12	—

Total current liabilities		8,738	8,637

Minority interest		446	(102)
Convertible notes	9	—	2,816
Discount on convertible notes	9	—	(2,570)
Commitments and Contingencies	10

STOCKHOLDERS’ EQUITY
Common stock; authorized 750,000,000 shares, US$0.01 par value		—
Preference stock, authorized 250,000,000 shares, US$0.01 par value		—
103,789,630/ 84,055,510 shares of common stock issued and outstanding, US$0.01 par value		1,038	841
Nil/ 14,537,253 shares of common stock reserved to be issued, US$0.01 par value		—	145
Additional paid in capital		90,808	79,439
Accumulated other comprehensive (loss) income:
Unrealized loss on marketable securities		(1,002)	—
Foreign currency translation adjustments		(2)	2
Retained earnings/ (Deficit)		651	(13,480)

Total stockholders’ equity		91,493	66,947

Total liabilities and stockholder’s equity		100,677	75,728

The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
For the three months June 30, 2006 and December 31, 2005

		(Restated)
		Three months ended	Three months ended
		June 30, 2006	December 31, 2005 (1)
	NOTE	US$’000	US$’000
REVENUES		8,819	—
Costs of revenue		228	—

GROSS PROFIT		8,591	—

OPERATING EXPENSES
General and administrative		1,577	171
Marketing and sales		35	—
Depreciation and amortization		510	—
Consulting and professional fees		494	180

Total operating expenses		2,616	351

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS		5,975	(351)
Loss from discontinued operations		(43)	(11)
Interest expense		(5)	—
Amortization of discount on notes		(2,570)	—
Interest income		23	—
Other income		10,871	—
Share of profits from affiliate		356	—

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND MINORITY INTERESTS		14,607	(362)
Income tax expenses	4	(12)	—

INCOME (LOSS) AFTER INCOME TAX EXPENSE AND BEFORE MINORITY INTERESTS		14,595	(362)
Minority interests		(446)	—

INCOME (LOSS) AFTER INCOME TAX EXPENSE AND MINORITY INTERESTS		14,149	(362)
Other comprehensive loss — Currency translation adjustment		(18)	—

NET INCOME (LOSS)		14,131	(362)

EARNINGS (LOSS) PER SHARE
Weighted average number of shares outstanding
Basic		98,488,837	64,518,537
Net earnings (loss) per share of common stock		0.14	(0.01)

Diluted		102,496,663	64,518,537
Net earnings (loss) per share of common stock		0.14	(0.01)

(1)	Information is presented for the quarter ended December 31, 2005 as the Company had not commenced operations as of the prior year period and the quarter ended December 31, 2005 represented the first quarter of the Company’s last fiscal year before it changed the date of its fiscal year end to March 31.
The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
For the three months ended June 30, 2006 and December 31, 2005

	(Restated)
	Three Months	Three Months ended
	ended June 30, 2006	December 31, 2005 (1)
	US$’000	US$’000
Cash flows from operating activities
Net income (loss) for the period before income taxes and minority interests	14,589	(362)
Adjustments to reconcile net income (loss) to net cash used in operating activities;
Depreciation and amortization	510	—
Share of profits from affiliate	(356)	—
Gain on disposal of assets	(10,743)	—
Gain on disposal of subsidiary companies	(74)	—
Consultancy services	75	—
Amortization of discount on notes	2,570	—
Changes in operating assets and liabilities:
Accounts receivable	(8,335)	(51)
Other debtor, deposits and prepayments	(3,039)	(354)
Inventories	(16)	—
Amounts due from related parties	(344)	(3)
Amounts due from stockholders	221	257
Accounts payable	22	23
Other payables and accruals	558	376
Amounts due to related parties	39	1

Net cash used in operating activities	(4,323)	(112)

Cash flows from investing activities
Proceeds from sale of fixed assets	75	—
Purchase of fixed assets	(221)	(2)
Cash acquired in business combination, net	11	—
Disposal of subsidiary companies, net	23	—

Net cash used in investing activities	(112)	(2)

Cash flows from financing activities
Issuance of common stock	8,955	123
Proceeds from convertible note	—	918
Expenses incurred on issuance of common stocks	(875)	—
Repayment of factoring loans	(54)	—

Net cash provided by financing activities	8,026	1,041

Net effect of exchange rate changes on consolidating subsidiaries	(6)	—
Net increase in cash and cash equivalents	3,585	927
Cash and cash equivalents, beginning of the period	1,374	202

Cash and cash equivalents, end of the period	4,959	1,129

(1)	Information is presented for the quarter ended December 31, 2005 as the Company had not commenced operations as of the prior year period and the quarter ended December 31, 2005 represented the first quarter of the Company’s last fiscal year before it changed the date of its fiscal year end to March 31.
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

9.	CONVERTIBLE NOTES, WITH DETACHABLE WARRANTS AND STOCK

Convertible Notes With Detachable Warrants

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

In accordance with the guidelines of APB No. 14, “Accounting for Convertible Debt and Debt issue with Stock Purchase Warrants,” EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company has determined that each of the above notes was issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the note and the fair value of the Company’s common stock into which the noted was convertible, multiplied by the number of common shares into which the note was convertible, limited by the face amount of the note. The Company has treated the beneficial conversion features as a discount to the face amount of the notes and is amortizing them over the term of the respective notes. Upon conversion of all or a portion of the note, the proportionate share of unamortized discount has been charged to interest expense. During the financial period, the convertible note was fully converted to 1,380,392 shares of common stock and $2.57 million was charged to non-cash interest expenses.

Detachable Warrants

On December 31, 2005, and March 6, 2006 we issued warrants for the purchase of an aggregate of 11 million and 4 million shares respectively, of common stock to one accredited investor. The exercise price of the warrants ranges from $2.04 to $4.80.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended June 30, 2006
9.	CONVERTIBLE NOTES, WITH DETACHABLE WARRANTS AND STOCK (CONT’D)
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

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended June 30, 2006
9.	CONVERTIBLE NOTES, WITH DETACHABLE WARRANTS AND STOCK (CONT’D)
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
Net Income The net income for the three months ended June 30, 2006 was approximately $14.6 million. This comprised operating income of approximately $5.9 million and other income of approximately $11.2 million with an offset of approximately $2.5 million in other expenses.
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
SUN NEW MEDIA, INC.

Date: September 5, 2006	By:	/s/ Ricky Gee Hing Ang
Ricky Gee Hing Ang
Chief Executive Officer

Date: September 5, 2006	By:	/s/ Frank Zhao
Frank Zhao
Chief Financial Officer

INDEX TO EXHIBITS

No.	Description
2.1	Termination Agreement dated March 31, 2006 by and between the Registrant and Sun Media Investment Holdings Limited relating to the Sale and Purchase Agreement dated December 6, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire shares of Sun Business Network Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 5, 2006)

2.2	Sale and Purchase Agreement dated April 20, 2006 by and between the Registrant and Kingston Capital Group Limited to divest Global American Investments Inc (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006)

2.3	Sale and Purchase Agreement dated April 20, 2006 by and between the Registrant and Sun Media Investment Holdings Limited to purchase various assets (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006)

2.4	Sales Purchase Agreement dated May 23, 2006 by and between the Registrant, its subsidiary, China Focus Channel Development Co. Ltd (“Focus”) and China Electronic Appliances Corporation (“CEAC”) and two individuals to purchase a 49% stake in Beijing Trans Global Logistics (“BTGL”) and its subsidiary from the two individuals and a 31% stake in BTGL from CEAC (incorporated by reference from our Current Report on Form 8-K filed on May 30, 2006)

2.5	Sale and Purchase Agreement dated June 8, 2006 by and between the Registrant, its subsidiary, Focus, and Mr Ren Huiliang to acquire William Brand Administer Limited and its subsidiary William Textiles Limited (incorporated by reference from our Current Report on Form 8-K filed on June 14, 2006)

2.6	Sale and Purchase Agreement dated June 14, 2006 by and between the Registrant and Sun Media Investment Holdings Limited to acquire Credit Network 114 Limited (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2006)

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code