Form 10QSB
period 2006-09-30
SUN NEW MEDIA INC.
filed 2006-12-15
CIK 1088005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly three month period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
(Title of class)

This Quarterly Report on Form 10-QSB is the Registrant’s Quarterly Report for the quarter ended September 30, 2006 as filed with the Securities and Exchange Commission.

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days  ☒ Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

90,153,659 common shares issued and outstanding as of November 30, 2006

Transitional Small Business Disclosure Format (Check one):  ☐ Yes    ☒ No

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

As used in this quarterly report, the terms “we”, “us”, “our”, “SNMD”, and “the Company” mean Sun New Media, Inc. and its wholly-owned subsidiaries Sun New Media Group Limited, Sun Global Marketing Network Limited, SE Global Equity Inc, and SE Global Capital, Inc. unless otherwise indicated.

PART I

Item 1. Condensed Consolidated Financial Statements

Sun New Media, Inc.

Condensed Consolidated Financial Statements

September 30, 2006

(Unaudited)

(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets

Condensed Consolidated Statement of Operations

Condensed Consolidated Statement of Cash Flows

Notes to Condensed Consolidated Financial Statements

SUN NEW MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2006 and March 31, 2006

	(Unaudited)	(Audited)
	September 30, 2006	March 31, 2006
	US$’000	US$’000
ASSETS
Current Assets
Cash and bank balances	3,610	1,374
Accounts receivables, net of provision for doubtful debts $65,982 (Mar 31, 2006: $72,046)	10,515	416
Other receivables, prepayments and deposits	3,290	466
Inventories	845	85
Marketable securities	23,684	8,140
Amounts due from stockholders	426	292
Amounts due from related parties	662	893
Total current assets	43,032	11,666
Investment in affiliate	326	25
Goodwill and intangible assets	66,913	61,795
Plant and equipment	5,486	2,205
Clearing broker deposit	—	37
Total Assets	115,757	75,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,862	987
Other payables and accruals	3,449	6,928
Amounts due to related parties	28	489
Factoring loan	176	233
Income taxes payable	184	—
Total current liabilities	5,699	8,637

Minority interest	444	(102)
Convertible notes	—	2,816
Discount on warrants	—	(2,570)
Commitments and Contingencies (Note 14)

STOCKHOLDERS’ EQUITY
Common stock; authorized 750,000,000 shares, US$0.01 par value
Preference stock, authorized 250,000,000 shares, US$0.01 par value
104,900,628/ 84,055,510 shares of common stock issued and outstanding, US$0.01 par value	1,049	841
1,183,793/ 14,537,253 shares of common stock reserved to be issued, US$0.01 par value	12	145
Additional paid in capital	105,059	79,439
Accumulated other comprehensive (loss) income:
Unrealized loss on marketable securities	(1,253)	—
Foreign currency translation adjustments	(25)	2
Retained earnings/ (Deficit)	4,772	(13,480)
Total stockholders’ equity	109,614	66,947
Total liabilities and stockholder’s equity	115,757	75,728

The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005 (1)
	US$’000	US$’000	US$’000	US$’000
Revenues	6,167	27	14,986	27
Costs of revenue	2,383	19	2,611	19

Gross Profit	3,784	8	12,375	8

Operating Expenses
General and administrative	1,808	17	3,385	17
Marketing and sales	75	—	110	—
Depreciation and amortization	805	—	1,315	—
Stock-based compensation	1,965	—	1,965	—
Repurchase of stock grant *	(5,775)	—	(5,775)	—
Consulting and professional fees	511	32	1,005	32
Finders’ fee	—	55	—	55
Total operating expenses	(611)	104	2,005	104

Operating income (loss) from continuing operations	4,395	(96)	10,370	(96)
Loss from discontinued operations	—	—	(43)	—
Interest expense	(81)	—	(86)	—
Amortization of discount on notes	—	—	(2,570)	—
Interest income	2	—	25	—
Other income	32	—	10,903	—
Share of (losses) profits from affiliate	(55)	—	301	—

Income (loss) before income tax expense and minority interests	4,293	(96)	18,900	(96)
Income tax expenses	(171)	—	(183)	—
Income (loss) after income tax expense and before minority interests	4,122	(96)	18,717	(96)
Minority interests	—	—	(446)	—
Income (loss) after income tax expense and minority interests	4,122	(96)	18,271	(96)
Other comprehensive loss — Currency translation adjustment	(1)	—	(19)	—
Net income (loss)	4,121	(96)	18,252	(96)

Basic net income (loss) per share	0.04	(0.01)	0.18	(0.01)
Shares used in computing basic income per share (‘000)	104,170	15,398	102,922	15,398

Diluted net income (loss) per share	0.04	(0.01)	0.20	(0.01)
Shares used in computing diluted income per share (‘000)	105,533	15,398	105,807	15,398

*                 During the three months ended September 30, 2006, there was a repurchase of stock grant at no consideration which resulted in a gain of $5.8 million relating to 1.5 million performance shares that were granted and accrued for during the fiscal period ended March 31, 2006.

(1)          Information is presented for the period from June 6, 2005 (date of commencement of operations) to September 30, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months ended September 30,
	2006	2005 (1)
	US$’000	US$’000
Cash flows from operating activities
Net income (loss) for the period before income taxes and minority interests	18,900	(96)
Adjustments to reconcile net income (loss) to net cash used in operating activities;
Depreciation and amortization	1,315	—
Share of profits from affiliate	(301)	—
Gain on disposal of assets	(10,743)	—
Gain on disposal of subsidiary companies	(74)	—
Consultancy services	150	—
Stock-based compensation	1,965	—
Repurchase of stock grant *	(5,775)
Finders’ fee	(1,600)	55
Amortization of discount on notes	2,570	—
Changes in operating assets and liabilities:
Accounts receivable	(7,440)	—
Other debtor, deposits and prepayments	(2,347)	—
Inventories	(246)	—
Amounts due from related parties	230	—
Amounts due from stockholders	(134)	(97)
Accounts payable	41	2
Other payables and accruals	1,560	38
Amounts due to related parties	(461)	—
Net cash used in operating activities	(2,390)	(98)

Cash flows from investing activities
Proceeds from sale of plant and equipment	467	—
Purchase of plant and equipment	(2,128)	—
Cash (used in) acquired in business combination, net	(1,850)	50
Disposal of subsidiary companies, net	23	—
Net cash used in investing activities	(3,488)	50

Cash flows from financing activities
Issuance of common stock	9,079	250
Expenses incurred on issuance of common stocks	(875)	—
Repayment of factoring loans	(57)	—
Net cash provided by financing activities	8,147	250

Net effect of exchange rate changes on consolidating subsidiaries	(33)	—
Net increase in cash and cash equivalents	2,236	202
Cash and cash equivalents, beginning of the period	1,374	—
Cash and cash equivalents, end of the period	3,610	202

*                 During the three months ended September 30, 2006, there was a repurchase of stock grant at no consideration which resulted in gain of $5.8 million relating to 1.5 million performance shares that were granted and accrued for during the fiscal period ended March 31, 2006.

(1)          Information is presented for the period from June 6, 2005 (date of commencement of operations) to September 30, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

•                              Sun New Media Group Limited;

•                              Sun Global Marketing Network Limited;

•                              China Focus Channel Development (HK) Limited;

•                              China Tradex Limited;

•                              Sun New Media Holdings Limited;

•                              William Brand Administer Limited;and

•                              Lifestyle Magazines Publishing Pte Ltd.

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

•                  Suizhou Focus Trading Development Co., Ltd., a PRC company controlled by us by contract and is engaged in marketing, information and technology services to beverage and electronic device distributors.  It is 60% owned by Qi Yang, one of our officers and 25% and 15% owned by Bingwei Wu and Quanyi Mao respectively, two non-executive employees of the Company.

•                  Shanghai Shengji Technology Co., Ltd, a PRC company controlled by us by contract, and is engaged in wireless mobile services. It is 40% owned by Hui Yan, 40% owned by Min Lin and 20% owned by Kezhou Luan, each a non-executive employee of the Company.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

•                  Sun Asia (Beijing) Investments Consultants Ltd, a company controlled by us by contract and is engaged in the provision of consultancy services.  It is 60% owned by Qiong Zhou, and 40% owned by Xiaoang Li, both of whom are non-executive employees of the Company.

•                  Sun New Media Technology (Beijing) Co. Ltd, a company controlled by us by contract and is engaged in software development.  It is 70% owned by Qiong Zhou, and 30% owned by Jacob Di, both of whom are non-executive employees of the Company.

•                  Wuhan Xinda Weiye Trade and Development Co. Ltd, a company controlled by us by contract and engaged in trading.  It is 40% owned by Jin Liu, 30% owned by Wanzhi Zhu and 30% owned by Mingde Jiang, all of whom are non-executive employees of the Company.

The capital investment in these VIEs is funded by the Company and registered as interest-free loans to these PRC employees.  As of September 30, 2006, the total amount of interest-free loans to the employee shareholders of the VIEs listed above was US$3,110,000.  Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by PRC laws and regulations or to our designees at any time for the amount of outstanding loans, and all voting rights of the VIEs are assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs.  Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services.

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

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.                                      SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.                                      SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.                                      SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.                                      SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

3              BUSINESS COMBINATIONS

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

The Company is a recently formed business with a very short history of operating and stock performance.  At the time of completion of following acquisitions, the Company’s common stock was traded on the Over-the-Counter Bulletin Board (OTCBB) with a high volatility in both volume and price. Therefore management decided to use the discounted fair market value of the shares issued to measure our consideration when consideration is not in the form of cash.

Share Purchase Agreement between the Company and Sun Media Investment Holdings Limited (“SMIH”) for the acquisition of Credential 114 Network Limited (“Credit 114”)

On July 21, 2006 we completed the acquisition of Credit 114 pursuant to a Sale and Purchase Agreement dated June 14, 2006 (the “Credit 114 Purchase Agreement”) by and between the Company and SMIH and acquired a 100% controlling interest in Credit 114.

The consideration paid by the Company was US$2.5 million cash.

The purchase price was allocated as follows:

Cash	$1
Intangible assets	2,499,999
Purchase price	$2,500,000

No proforma financials are required to be presented due to the materiality of the acquisition.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3              BUSINESS COMBINATIONS (CONT’D)

Share Purchase Agreement between the Company, China Focus Channel Development Limited (“Focus”) and Ren Huiliang for the acquisition of William Brand Administer Limited and its subsidiary William Textiles Limited (collectively “William Brand”)

On September 30, 2006 we completed the acquisition of William Brand pursuant to a Sale and Purchase Agreement dated June 8, 2006 (the “William Brand Purchase Agreement”) by and between the Company, (“Focus”) and Ren Huiliang and acquired a 100% controlling interest in William Brand.  The company, Focus and Ren Huiliang agreed that the effective date of the acquisition will be July 1, 2006.  William Brand is a China-based producer and distributor of women’s luxury apparel.

The consideration paid by the Company for the acquisition was satisfied through the issuance of 4,655,173 shares of the Company’s common stock.  Pursuant to the William Brand Purchase Agreement, the shares are to be issued as follow:

•                                          1,165,793 shares on Completion;

•                                          1,165,793 shares to be issued if William Brand achieves a minimum of US$15 million revenue and US$3 million after-tax profits in Year 1;

•                                          1,165,793 shares to be issued if William Brand achieves a minimum of US$17.5 million revenue and US$3.5 million after-tax profits in Year 2; and

•                                          1,165,793 shares to be issued if William Brand achieves a minimum of US$20.0 million revenue and US$4.0 million after-tax profits in Year 3.

At the time of entering into the agreement on June 8, 2006, our common stock was traded on OTCBB with limited liquidity and a comparative short trading history.  As such, the management decided to use the discounted fair market value of the shares issued to measure our consideration (the Company stock) paid. The Company used independent valuation report as a guidance to record the intangibles arising from this transaction.

The purchase price was allocated as follows:

Cash	$14,275
Current assets	3,073,120
Current liabilities	(1,865,294)
Intangible assets	2,904,709
Purchase price	$4,126,810

Proforma financials

The acquisition of all the issued and outstanding shares of William Brand is described as a “purchase acquisition”.

The accompanying pro forma condensed consolidated financial statements are provided for informational purposes only.  The Pro Forma Consolidated Balance Sheet and Pro Forma Combined Statement of Operations are unaudited and are not necessarily indicative of the consolidated financial position which actually would have occurred if the above transaction had been consummated on September 30, nor does it purport to present the operating results that would be achieved for future periods.

The Unaudited Pro-Forma Consolidated Financial Statement reflect financial information which gives pro-forma effect to the acquisition of all the outstanding common shares of William Brand in exchange for 1,163,793 shares of common stock of the Company.

The acquisition is to be recorded as a purchase acquisition.  The Pro Forma Consolidated Balance Sheet included herein reflects the use of the purchase method of accounting for the above transaction.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3              BUSINESS COMBINATIONS (CONT’D)

Unaudited Pro Forma Consolidated Balance Sheet

The acquisition was completed on September 30, 2006 and has been accounted for in the consolidated balance sheet presented in the Condensed Consolidated Balance Sheet as at September 30, 2006.

Unaudited Pro Forma Consolidated Statement of Operations

The Pro-Forma Combined Statement of Operations give effect to the above transaction as if it occurred on the earliest date of the period presented, i.e., April 1, 2006.

		(UNAUDITED)				(UNAUDITED)
	SNMD Apr 1 to Sep 30, 2006	William Brand Apr 1 to Jun 30, 2006	Adjustments		Pro-forma Consolidated	William Brand Apr 1 to Sep 30, 2005 (2)
	US$’000	US$’000	US$’000		US$’000	US$’000

REVENUES	14,986	2,953			17,939	5,442
Cost of revenues	2,611	2,352			4,963	3,137
Gross Profit	12,375	601			12,976	2,305

OPERATING EXPENSES
General and administrative	3,385	304			3,689	338
Marketing and sales	110	—			110	—
Depreciation and amortization	1,315	—	242	(1)	1,557	—
Stock-based compensation	1,965	—			1,965	—
Repurchase of stock grant	(5,775)				(5,775)
Consulting and professional fees	1,005	—			1,005	—
Total operating expenses	2,005	304			2,551	338

Operating income from continuing operations	10,370	297			10,425	1,967
Loss from discontinued operations	(43)	—			(43)	—
Interest expense	(86)	—			(86)	—
Amortization of discount on notes	(2,570)	—			(2,570)	—
Interest income	25	—			25	—
Other income	10,903	—			10,903	—
Share of profits from affiliates	301	—			301	—
Income before income tax expense and minority interests	18,900	297			18,955	1,967
Income tax expense	(183)	—			(183)	—
Income after income tax expense and before minority interests	18,717	297			18,772	1,967
Minority interests	(446)	—			(446)	—
Income after income tax expense and minority interests	18,271	297			18,326	1,967
Other comprehensive loss — Currency translation adjustment	(19)	—			(19)	—
Net income	18,252	297			18,307	1,967

Basic net income per share	0.18				0.18
Shares used in computing basic income per share (‘000)	102,922				103,500

Diluted net income per share	0.20				0.20
Shares used in computing diluted income per share (‘000)	105,807				106,385

(1)             Amortization for intangibles from Apr 1 to Jun 30, 2006.

(2)             Information is presented for William Brand from Apr 1 to Sep 30, 2005 as it is not meaningful to present consolidated pro-forma financials since the Company commenced operations on June 6, 2005.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3              BUSINESS COMBINATIONS (CONT’D)

Share Purchase Agreement between the Company and SMIH

On September 3, 2006, pursuant to the Sale and Purchase agreement (the “SMIH Purchase Agreement”) dated April 20, 2006 between the Company and SMIH, the Company acquired a property, automobiles, program rights and 46,629,331 shares in Asia Premium Television Group Inc.  The consideration paid by the Company for the acquisition is satisfied through the issuance of 850,647 shares of the Company’s common stock.

At the time of entering into the agreement on April 20, 2006, our common stock was traded on OTCBB with limited liquidity and short term trading history, while Asia Premium Television Group. Inc. has been traded on the OTCBB, for a comparably longer time, therefore management decided to use the discounted fair market value of the shares issued to measure our consideration (the Company stock) paid.

4              GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill from the Company’s acquisitions:

	September 30, 2006	March 31, 2006
	US$’000	US$’000

Focus	7,800	7,800

The following table summarizes intangible assets:

	September 30, 2006	March 31, 2006
	US$’000	US$’000

Service agreements	25,000	25,000
Magazines mastheads	2,562	2,562
License	23,245	24,452
Non-compete agreements and customer relationship	2,904	—
Database	2,500	—
Program rights	1,792	—
Technology	1,983	1,981
	59,986	53,995
Less: Accumulated amortization	(873)	—
	59,113	53,995

The above intangible assets have original estimated useful lives as follow:

Service agreements	30 years
Non-compete agreements and customer relationship	3 years
Technology	2 to 10 years

Magazines mastheads, license and program rights have perpetual useful lives and thus are not amortized.

Please refer to the Company’s Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission on June 30, 2006, for more details on goodwill and intangible assets.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.             PLANT AND EQUIPMENT, NET

Plant and equipment is summarized as follows:

	September 30, 2006	March 31, 2006
	US$’000	US$’000
Cost
Motor vehicles	551	124
Leasehold building and improvement	3,126	1,401
Furniture, fixtures and equipments	2,354	983
	6,031	2,508
Accumulated depreciation	(545)	(303)
	5,486	2,205

6.             OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits are summarized as follow:

	September 30, 2006	March 31, 2006
	US$’000	US$’000

Other receivables	1,847	115
Staff advances	59	34
Deferred expenses	2	2
Rental deposits	30	9
Prepaid administrative expenses	227	306
Prepaid consideration for business combinations	1,125	—
	3,290	466

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

Prepaid consideration for business combinations represents prepayments for the acquisition of Beijing Trans Global Logistics and Beijing CEAC Trans Global Logistics.

7.             AMOUNTS DUE FROM/ (TO) STOCKHOLDERS/ RELATED PARTIES

The amounts are non-trade, interest free and with no fixed terms of repayment.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.                                      OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follow:

	September 30, 2006	March 31, 2006
	US$’000	US$’000

Other payables	1,684	127
Accrued operating expenses	1,006	6,727
Prepayment from customers	134	74
Accrued consideration for business combination	625	—
	3,449	6,928

Included in accrued operating expenses is an accrual of stock-based compensation payable to senior management of $0 (March 31, 2006: $5,775,000).

Accrued consideration for business combination represents the balance consideration payable for the acquisition of Credential Network 114 Limited.

9.             FACTORING LOAN

This relates to amount which has been obtained from a finance company under a factoring facility.  Interest is charged at 1.5% per annum above the prevailing Singapore Inter-Bank offer rate.  These loans are secured by a guarantee given by Sun Business Network Ltd, a related party and floating charge over accounts receivables amounting to $176,000 (March 31, 2006: $233,000).

10.                               CONVERTIBLE NOTES WITH DETACHABLE WARRANTS

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

During the three months ended June 30, 2006, the convertible notes were fully converted to 1,380,392 shares of common stock.

Detachable Warrants

On December 31, 2005, and March 6, 2006 we issued warrants for the purchase of an aggregate of 11 million and 4 million shares respectively, of common stock to one accredited investor. The exercise price of the warrants ranges from $2.04 to $4.80.

During the three months ended June 30, 2006, warrants for 3,454,023 shares were exercised and the Company received net proceeds of $8.3 million.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.                               INCOME TAXES

The Company is incorporated in the Minnesota, United States and has operations in the PRC, British Virgin Islands and the United States of America.  The Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2006.

The components of income before income taxes are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
	US$’000	US$’000	US$’000	US$’000

Income/ (Loss) subject to non-China operations	4,499	(96)	19,706	(96)
Loss subject to China operations	(206)	—	(806)	—
Income/ (loss) before taxes	4,293	(96)	18,900	(96)
Income taxes subject to China operations	171	—	183	—
Effective tax rate for China operations	83%	—	23%	—

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

The provisions for income taxes for the three and six months ended September 30, 2006 differ from the amounts computed by applying the EIT primarily due to the tax holidays enjoyed by certain of its entities in the British Virgin Islands and losses incurred by certain of the Company’s entities in the PRC.

12.                               Net Income Per Share

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the period.  Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period. Options to purchase ordinary shares that were anti-dilutive and were excluded from the calculation of diluted net income per share were approximately 283,230 and 0, respectively, for the three and six months ended September 30, 2006 and were 488,500 for both the three months ended September 30, 2005 and for the period from June 6, 2005 to September 30, 2005. Warrants to purchase ordinary shares that were anti-dilutive and were excluded from the calculation of diluted net income per share were approximately 4.25 million for both the three and six months ended September 30, 2006 and were 0 for both the three months ended September 30, 2005 and for the period from June 6, 2005 to September 30, 2005.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.                               NET INCOME PER SHARE (CONT’D)

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Basic net income per share calculation
Numerator:
Net income (loss) used in computing basic net income per share	4,121	(96)	18,252	(96)
Denominator:
Weighted average ordinary shares outstanding	104,170	15,398	102,922	15,398
Basic net income per share	0.04	(0.01)	0.18	(0.01)
Numerator:
Net income (loss)	4,121	(96)	18,252	(96)
Amortization of discount on notes	—	—	2,570	—
Interest on convertible notes	77	—	77	—
Net income (loss) used in computing diluted net income per share	4,198	(96)	20,899	(96)
Denominator:
Weighted average ordinary shares outstanding	104,170	15,398	102,922	15,398
Weighted average ordinary shares equivalents:
Stock options	13	—	44	—
Convertible note	—	—	350	—
Warrants	1,350	—	2,491	—
Shares used in computing diluted net income per share	105,533	15,398	105,807	15,398
Diluted net income per share	0.04	(0.01)	0.20	(0.01)

13.                               STOCK-BASED COMPENSATION

The Company’s stock option program is a long-term retention program that is intended to attract, retain and incentivize talented employees, and to align stockholder and employee interests.  The Company currently grant options pursuant to the 1) 2001 Stock Option Plan, 2) 2004 Stock Option Plan 3) 2006 Stock Option Plan.

2001 Stock Option Plan

Effective October 10, 2001, the Company adopted the 2001 Stock Option Plan (the “2001 Plan”) allowing for the awarding of options to acquire shares of common stock.

2004 Stock Option Plan

Effective January 22, 2004, the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) allowing for the awarding of options to acquire shares of common stock.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.                               STOCK-BASED COMPENSATION (CONT’D)

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

During the three months ended September 30, 2006, the Company granted 283,230 options to directors and 1,200,000 to the Company’s Chief Financial Officer.  No stock awards were granted during the three months ended September 30, 2005.

Stock Compensation

Effective January 1, 2006, Company adopted SFAS 123R. See Note 2 for a description of the Company’s adoption of SFAS 123R. The fair value of stock-based compensation awards is determined using the Black-Scholes option pricing model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company’s stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The assumptions used to value stock-based compensation awards for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
	US$’000	US$’000	US$’000	US$’000

Expected term (in years)	5.0 - 5.4	N/A	5.0 - 5.4	N/A
Expected volatility	69.7% - 7	N/A	69.7% - 7 0%	N/A
Risk-free interest rate	4.85% - 4.7 7%	N/A	4.85% - 4.7 7%	N/A
Expected dividend yield	0	N/A	0	N/A

Expected term represents the average of the expiration period and the vesting term.  Expected volatilities are based on the weekly closing prices of the Company’s stock after the Company’s reverse takeover in September 18, 2005.  Risk-free rate is based on US Treasury zero-coupon issues with remaining terms similar to the expected term on the stock-based awards.  The Company does not anticipate paying any cash dividends in the foreseeable future.  Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.  The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

Stock based compensation recognized on the Company’s Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2006 is both $1,964,450.

As of September 30, 2006, there was $1.23 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards granted to the Company’s employees.  This cost is expected to be recognized over a period of 2 years.  Total unrecognized compensation cost may be adjusted for future changes in estimated forfeitures.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.                               STOCK-BASED COMPENSATION (CONT’D)

The following table sets forth the summary of option activity under the Company’s stock option program for the six months ended September 30, 2006:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
		US$	Years
March 31, 2006	445,500	0.741
Exercise	(339,000)	0.74
Granted	1,483,230	3.20
September 30, 2006	1,589,730	3.04
Vested and expected to vest as of September 30, 2006	989,730	3.04	9.52
Exercisable as of September 30, 2006	989,730	3.04	9.52

The weighted average estimated fair value of options granted during the three months and six months ended September 30, 2006 was both $2.11.

Information regarding the stock options outstanding as at September 30, 2006 is summarized as below:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life Years	Options Exercisable	Weighted Average Exercise Price

$0.56 - $1.14	106,500	5.90	106,500	$0.84
$3.05 - $3.85	1,483,230	9.97	883,230	$1.97

2006 Stock Award

On September 18, 2006, the board awarded 20,000 shares of common stock to the Company’s Chief Financial Officer.  The Company recorded $63,200 as stock-based compensation in the statement of operations.

On March 31, 2006, the board awarded 1,044,600 shares of common stock to employees. The Company recorded $3,879,099 as stock-based employee compensation in the statement of operations.

For the financial period ended March 31, 2006, the Company also recorded an expense of $5,775,000 relating to the award of 1,500,000 shares of common stock to senior management as stock based compensation in the statement of operations.  The stock grant was subsequently cancelled by the Board during the three months ended September 2006 and a gain of $5,775,000 was recognized by the Company.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.                               COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office premises for its operations in PRC and United States under operating leases.  Rental expenses under operating lease for the three and six months ended September 30, 2006 was US$124,773 and US$254,762 respectively.  Rental expenses under operating lease for the three months ended September 30, 2005 and for the period from June 6, 2005 to September 30, 2005 was US$0.

Future minimum rental payments under non-cancelable operating leases are approximately as follows:

	September30, 2006	March 31, 2006
	US$’000	US$’000
Within one year	273	175
Within two to three years	46	62
	319	237

15           REPORT OF SEGMENT INFORMATION

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

Information regarding our business segments is as follows:

	Three months ended September 30,		Six months ended September 30
	2006	2005	2006	2005 (1)
	US$’000	US$’000	US$’000	US$’000

Revenue
Transactional Services	3,725	—	12,097	—
Marketing & Information Services	2,442	—	2,889	—
HQ & investments	—	—	—	—
Online Brokerage (Discontinued operations)	—	27	—	27
Gross profit
Transactional Service	1,581	—	9,953	—
Marketing & Information Services	2,203	—	2,422	—
HQ & investments	—	—	—	—
Online Brokerage (Discontinued operations)	—	8	—	8
Depreciation and amortization
Transactional Service	—	—	—	—
Marketing & Information Service	8	—	16	—
HQ & investments	797	—	1,299	—
Online Brokerage (Discontinued operations)	—	—	—	—

(1)          Information is presented for the period from June 6, 2005 (date of commencement of operations) to September 30, 2005.

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

Overview

Sun New Media’s principal business activities are the (i) provision of business-to-business interactive marketing and information services; and (ii) provision of e-solutions and online platform to better manage distribution networks by industry, and provision of turnkey management solutions as integral parts of our transactional services.

Our activities are based predominantly in People’s Republic of China (“PRC”).

Because our results for the three months ended September 30, 2005 and period from June 6, 2005 to September 30, 2005 were principally the result of operations which have since been discontinued, a comparative analysis with the three months and six months ended September 30, 2006 is not meaningful.

Results of Operations

Three Months and Six Months Ended September 30, 2006

Revenue Our revenue for the three months ended September 30, 2006 was $6.2 million, of which 60% were derived from our Transactional Services and the remaining 40% from our Marketing and Information Services.  During the three months ended September 30, 2006, Transactional Services was positively impacted by the completed acquisition of our apparels vertical business which contributed to the revenue from Transactional Services.  Transactional Services revenue was negatively impacted during the three months ended September 30, 2006 by a decline of 90% as compared to the three months ended June 30, 2006 in our beverage distribution business. The reduction was due to a combination of factors, including: financial difficulties suffered by our beverage distribution partner; an increase in inventory financing requirements from the distribution partner’s largest supplier; and, an increased reliance on large retail chain customers.  Marketing and Information Services revenue was positively impacted by the inception of media marketing and services business, which accounted for the majority of the Marketing and Information Services revenues for the three months ended September 30, 2006.

Our revenue for the six months ended September 30, 2006 was $15.0 million, of which 81% were derived from our Transactional Services and the remaining 19% from our Marketing and Information Services.  During the six months ended September 30, 2006, Transactional Services revenue was positively impacted by the completed acquisition of our apparels vertical business and the first full quarter of operations of our beverage distribution business, which contributed to the revenues from Transactional Services.  Transactional Services revenue was negatively impacted during the six months ended September 30, 2006 by a decline of 90% in the beverage distribution business during the three months ended September 30, 2006 as compared to the three months ended June 30, 2006. The reduction in our beverage distribution business in the latter half of the six months ended September 30, 2006 was due to a combination of factors, including: financial difficulties suffered by our beverage distribution partner; an increase in inventory financing requirements from the distribution partner’s largest supplier; and, an increased reliance on large retail chain customers. Marketing and Information Services revenue was positively impacted by the inception of media marketing and services business, which accounted for the majority of the Marketing and Information Services revenues for the six months ended September 30, 2006.

Costs of Revenue  Cost of revenue for the three months ended September 30, 2006 was $2.4 million.  Transactional Services costs were 90% of the total or approximately $2.1 million.  The remaining costs for the three months ended September 30, 2006 $0.3 million or 10% and related to direct costs, such as printing costs, editorial costs and distribution costs within our Marketing and Information Services businesses.  The cost of revenue increased for the three months ended September 30, 2006 as compared to the three months ended June 30, 2006.  Transactional Services Cost of revenue increased with the completed acquisition of our apparels vertical business.

Cost of revenue for the six months ended September 30, 2006 was $2.6 million. Transactional Services costs were 82% of the total, or approximately $2.1 million.  The remaining cost for the six months ended September 30, 2006 were $0.5 million or 18% and related to direct costs, such as printing costs, editorial costs and distribution costs within our Marketing and Information Services businesses.  Transactional Services cost of revenue increased for the latter three months ended September 30, 2006 as compared to the prior three months ended June 30, 2006 with the completed acquisition of our apparels vertical business.

Operating Expenses  Total operating expenses for the three months ended September 30, 2006 were approximately $(0.53) million.  This was significantly lower than the total operating expenses of $5.2 million in the prior three months ended June 30, 2006, due mainly to a gain of $5.8 million recognized for the repurchase of stock grant at no consideration in the three months ended September 30, 2006.  The gain relates to 1.5 million performance shares that were granted during the fiscal period ended March 31, 2006.  An expense was accrued for this grant in the fiscal period ended March 31, 2006 but the shares remained unissued, until the accrued grant was repurchased in the three months ended September 30, 2006.  Excluding the gain of $5.8 million, operating expenses were approximately $5.3 million for the three months ended September 30, 2006.  The total operating expenses included expenses related to general & administrative and marketing & sales of $1.9 million, depreciation and amortization of $0.8 million, consulting and professional fees of $0.5 million, interest on convertible notes of $0.1 million and stock-based compensation of $2.0 million for the three months ended September 30, 2006.

Total operating expenses for the six months ended September 30, 2006 were approximately $4.7 million. This was significantly decreased due to a gain of $5.8 million recognized for the repurchase of stock grant at no consideration in the six months ended September 30, 2006.  The gain relates to 1.5 million performance shares that were granted during the fiscal period ended March 31, 2006. An expense was accrued for this grant in the fiscal period ended March 31, 2006, but the shares remained unissued, until the accrued grant was repurchased in the six months ended September 30, 2006. Excluding the gain of $5.8 million, operating expenses were approximately $10.5 million for the six months ended September 30, 2006.  The total operating expenses include expenses related to general & administrative and marketing & sales of $3.5 million, depreciation and amortization of $1.3 million, consulting and professional fees of $1.0 million, interest on convertible note of $0.1 million, stock-based compensation of $2.0 million and amortization of discount on notes of $2.6 million for the six months ended September 30, 2006.

Other Income Other income for the three months ended September 30, 2006 was $32,000.  This was significantly lower than other income of $10.9 million in the prior three months ended June 30, 2006 which comprise 10.7 million arising from the sale of non-core business-to-consumer (“B2C”) business assets to Sun TV Shop.

Other income for the six months ended September 30, 2006 was $10.9 million comprise mainly $10.7 million arising from the sale of non-core business-to-consumer (“B2C”) business assets to Sun TV Shop.  Of the $10.7 million, approximately 94% is attributed to the divestments of our interests in the digital mail order catalogue publishing and merchandising that we have been recently developing with two parties.  On June 30, 2006, we entered into a Sale and Purchase Agreement with Sun TV Shop, Plc (“STVS”, a related party) to sell certain of our assets in exchange for 32.6 million shares in STVS.  These shares account for approximately 9% of STVS’ shares outstanding and as of July 6, 2006 were valued at approximately US$11.9 million based upon the last traded price.

Net Income Our net income for three months ended September 30, 2006 was $4.1 million.  This included a gain of $5.8 million recognized for the repurchase of stock grant at no consideration in the three months ended September 30, 2006.  The stock-based compensation relates to 1.5 million performance shares that were granted during the fiscal period ended March 31, 2006. An expense was accrued for this grant in the fiscal period ended March 31, 2006, but the shares remained unissued, until the grant was cancelled in the three months ended September 30, 2006.

Our net income for the six months ended September 30, 2006 was $18.3 million.  This included a gain of $5.8 million recognized for the repurchase of stock grant at no consideration in the six months ended September 30, 2006.  The stock-based compensation relates to 1.5 million performance shares that were granted during the fiscal period ended March 31, 2006.  An expense was accrued for this grant in the three months ended March 31, 2006, but the shares remained unissued, until the grant was cancelled in the six months ended September 30, 2006.

Three Months Ended September 30, 2005

Our results for the three months ended September 30, 2005 include the results of our interactive marketing and sales services business and our brokerage business (discontinued operations) from September 18, 2005.

Revenue Brokerage commission revenue for the three months ended September 30, 2005 was $27,358.  We had no revenue related to our interactive marketing and sales services business during the three months ended September 30, 2005.

Expenses Our total expenses for three months ended September 30, 2005 were $123,299.  These included expenses relating to our brokerage business of clearing firm charges of $5,094, commission expenses of $8,450 and general and administrative expenses of $24,697 and general and administrative expenses relating to our interactive marketing and sales services business of $85,058.

Net Loss Our net loss for three months ended September 30, 2005 was $95,941.

Liquidity and Capital Resources

As of September 30, 2006, we had $3.61 million cash, all of which was available for general working capital purposes.  During the three months ended September 30, 2006, we received cash proceeds of $100,900 in connection with the exercise of options to purchase 135,000 shares of our common stock.

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

Off-Balance Sheet Arrangements

As of September 30, 2006, we had no off-balance sheet arrangements.

Capital Expenditure Commitments

As at September 30, 2006, we had no outstanding commitments for capital expenditures. However, we expect to invest approximately $0.13 million in capital expenditure over the next 6 months.

Strategic Acquisitions and Recent Developments

There have been no new acquisitions and significant developments except as disclosed in our 10-QSB on September 30, 2006.

•            On September 30, 2006 we completed the acquisition of William Brand pursuant to a Sale and Purchase Agreement dated June 8, 2006 (the “William Brand Purchase Agreement”) by and between the Company, China Focus Channel Development Limtied (“Focus”) and Ren Huiliang and acquired a 100% controlling interest in William Brand.  The company, Focus and Ren Huiliang agreed that the effective date of the acquisition will be July 1, 2006.  William Brand is a China-based producer and distributor of women’s luxury apparel. The consideration paid by the Company for the acquisition was satisfied through the issuance of 4,655,173 shares of the Company’s common stock.  Pursuant to the William Brand Purchase Agreement, the shares are to be issued as follow: 1,165,793 shares on Completion; 1,165,793 shares to be issued if William Brand achieves a minimum of US$15 million revenue and US$3 million after-tax profits in Year 1;  1,165,793 shares to be issued if William Brand achieves a minimum of US$17.5 million revenue and US$3.5 million after-tax profits in Year 2; and 1,165,793 shares to be issued if William Brand achieves a minimum of US$20.0 million revenue and US$4.0 million after-tax profits in Year 3.

•            On September 19, 2006, we accepted the resignation of Mr. Frank Zhao as Chief Financial Officer of the Company. Concurrently, we appointed Mr. Thomas A. Schuler as Chief Financial Officer of the Company.

•            On September 13, 2006 we appointed Grant Thornton, Hong Kong (“GTHK”) as our independent auditor.

•            On September 7, 2006, we completed our acquisition of property, automobiles, program rights and 46,629,331 shares in Asia Premium Television Group Inc. pursuant to the Sale and Purchase agreement dated April 20, 2006 between the Company and SMIH. The consideration for the acquisition was 850,647 shares of SNMD stock.

•            On August 18, 2006, we accepted the resignation of Mr. Qi Yang as a member of the Board of Directors.

•            On July 21, 2006 we completed the acquisition of Credit 114 pursuant to a Sale and Purchase Agreement dated June 14, 2006 (the “Credit 114 Purchase Agreement”) by and between the Company and Sun Media Investment Holdings (“SMIH”). The consideration paid by the Company was US$2.5 million cash. We also signed a Supplementary Agreement with SMIH to acquire search engine technology and additional on-line business media content. This Supplementary Agreement was dated June 14, 2006.

•            On June 30, 2006, we entered into a Sale and Purchase Agreement with Sun TV Shop, Plc. (“STVS”), a company listed on the Alternative Investment Market of the United Kingdom, to sell certain assets in exchange for 32.6 million shares in STVS. According to the Agreement, 50% of the STVS stock paid to the Registrant will be restricted from trading for one year, and the remainder will remain restricted until the second anniversary of the date of the Agreement.

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

In addition to the New Agreement, the Company and the Sellers have entered in to a separate Supplemental Agreement (the “New Supplemental Agreement) to the original Purchase Agreement to alter the following terms:

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

Subsequent Events

The following is a list of events that occurred after the fiscal quarter ended September 30, 2006.

•            On December 5, 2006, we appointed Mr. Walter Beach to serve as an independent member of our  Board of Directors and its Compensation Committee.

•            On November 30, 2006, Grant Thornton Hong Kong (“GTHK”), which was engaged on September 13, 2006 (see above), resigned as our independent auditor. Concurrent with GTHK’s resignation, we re-engaged Bernstein & Pinchuk LLP (“B&P”) to serve as our independent auditor.

After preliminary consultations with GTHK, on November 13, 2006, the Company announced that its previously released financial statements could not be relied upon and that the Company would be restating certain historical financial statements.   Specifically, the Company noted the following non-cash issues (the “Issues”):

Accounting for business combinations, where historically the Company recorded the cost of the transactions (the Company used the criteria defined under SFAS 141, para 6) using the discounted fair market value of the shares issued which is equivalent to the fair value of the acquired assets and GTHK advised that the Company restate the financial statements to reflect use of the quoted stock market price. Substantially all of the Company’s acquisitions have been paid using consideration in the form of the Company’s stock. The financial impact of the restatement would have increased Goodwill and intangible assets by approximately $39.2 million as of March 31, 2006, $39.2 million as of June 30, 2006 and $39.5 million as of September 30, 2006. Additional paid in capital would have increased by approximately $39.2 million as of March 31, 2006, $39.2 million as of June 30, 2006 and $39.5 million as of September 30, 2006.  Amortization expense would have increased by approximately $0 for fiscal period ended March 31, 2006, $79,000 for the three months ended June 30, 2006 and $537,000 for the three months ended September 30, 2006

Expensing of stock-based compensation, where historically the Company recorded expenses for stock based compensation that had been anticipated to be granted in a future period (the Company used the criteria defined under SFAS 123(r) (paragraph 57)), but not yet granted.   GTHK advised that the Company reverse this accrual in the period ended March 31, 2006.  The financial impact of the restatement would have decreased Stock-based compensation by approximately $5.8 million as of March 31, 2006, and increased Stock-based compensation expense by $5.8 million as of September 30, 2006.

GTHK advised that the Company adjust the allocation of the interest expense (the Company used the criteria defined under APB 14 and EITF 98-5) associated with the beneficial conversion feature and the attached warrants of the Company’s convertible debt. The financial impact of the restatement would have increased Amortization of Discount on notes by approximately $29,000 for the three months ended December 31 2005 and $282,000 for the fiscal period ended March 31, 2006 and decreased Amortization of Discount on notes by $143,000 for the three months ended June 30, 2006.

After further review of the Issues and in consultation with Bernstein & Pinchuk LLP (“B&P”), the Company’s immediate prior independent auditors, the Company has determined that its previous accounting treatment was correct and that its announcement of November 13, 2006, which was made in conjunction with the required Securities and Exchange Commission (“SEC”) filing deadline, was premature.  GTHK does not agree with the Company’s conclusion.  As a result of this disagreement, the Company has accepted the resignation of GTHK as its independent accountants effective as of November 30, 2006.  However, it is the mutual understanding between the Company and GTHK that, after the completion of the audit for the current fiscal year, both parties will explore the possibility of reappointing GTHK as the independent auditors, with any such appointment being subject to resolution of any disagreements regarding accounting treatment and GTHK’s then applicable new client acceptance processes.

Because it was only recently appointed, GTHK has not issued any report on the Company’s financial statements to date.  However, if unresolved, the Issues would have caused GTHK to make reference to such matters in any report issued by GTHK.

Effective as of November 30, 2006, the Company has re-engaged B&P as its independent auditors.  The Company’s decision to re-engage B&P was approved by its board of directors.  Prior to re-engaging B&P as the Company’s independent accountant, the Company consulted with B&P regarding the Issues.  The Company has authorized GTHK to respond fully to any inquiries of B&P regarding the Issues.

•            On November 21, 2006, we entered into an agreement with Mr. Yang Qi, Mr. Wu Bing Wei and Mr. Mao Quanyi, collectively the owners of Hubei Zhengyuan Trade Development (“HZTD”) to unwind our past business relationship and dealings with HZTD. Our past business relationship is characterized by two previous agreements with the owners of HZTD: A Supplemental Agreement dated January 27, 2006 and a Management Services Agreement dated March 31, 2006 (see Strategic Acquisitions and Recent Developments section above.)

According to the terms of the agreement signed on November 21, we relinquished certain rights under the management services agreement dated March 31, 2006 and $4.75 million in past due account receivables for 14.9 million shares of SNMD stock held by the owners of HZTD. HZTD regained the right to distribute TsingTao beer to large scale wholesalers and retail chains, and we retained select personnel, intellectual property, systems and access to the distribution network. In addition, the we retained distribution rights of Tsingtao beer to small commercial enterprises.

•            On October 31, 2006, we accepted the resignation of Mr. William Adamopoulos as a member of the Board of Directors.

•            On October 30, 2006, the independent members of our Board of Directors returned to the Company the entirety of their SNMD stock grants and Board equity compensation. The directors, Kay Koplovitz, Mark Newburg, William Adamopoulos and Yu Bing each returned a total of 56,646 options to buy Company stock at $3.85 per share. 25,000 of these options were granted to each director upon his/her election to the Board by the SNMD shareholders; 31,646 options were granted to each director as part of his/her annual equity compensation package for serving the Board. The issuance of these options were initially disclosed with the Securities & Exchange Commission on Form 4 on October 9, 2006.

•            On October 19, 2006 we entered into and subsequently completed a Supplementary Agreement with Mr. Li Yong, Mr. Wang Jingchun, and the China Electronic Appliance Company (CEAC), a subsidiary of the China Electronics Company (CEC), to revise the terms of the original agreement dated May 23, 2006 (see Strategic Acquisitions and Recent Developments above).

Through the revised agreement, we gained an 80% stake in Beijing Trans Global Logistics (“BTGL”) and the exclusive right to operate the online exhibitions of the China Electronic Parts Exhibition Company, a subsidiary of CEAC and the dominant player in Electronic Exhibition industry, in exchange for 9 million RMB cash plus 552,264 new SNMD shares. The 552,264 shares will be issued in four installments as follows: 138,066 shares upon completion of the deal, and 138,066 shares in years one, two and three following the completion of the deal if and only if the revenue guarantees (listed below) are met. Other key points of the revised agreement include: CEAC will no longer provide revenue guarantees of 400 million RMB in year one, 450 million in year two, and 500 million in year three; Sun New Media will no longer provide US $4 million cash or bank credit to finance the offline parts business, and instead, CEAC guarantees 25 million RMB in advertising revenue to the joint venture for year one, 27.5 million RMB for year two, and 30 million for year three. We expect to maintain a 80% net margin on operating costs of about 2 million RMB/year.

•            On October 11, 2006, we accepted the resignation of Dr. Herbert Kloiber as a member of the Board of Directors.

•            On October 5, 2006, we accepted the resignation of Mr. Ricky Ang as both Chief Executive Officer and a member of the Board of Directors. Concurrent with Mr. Ang’s resignation and effective as of October 5, 2006, we appointed Executive Chairman Dr. Bruno Wu as Chief Executive Officer.

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

As of November 30, 2006, our principal shareholders and their affiliated entities own approximately 41% of our outstanding common stock (which will be reduced to approximately 40% after completion of announced but not yet closed transactions). These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our Common stock. These actions may be taken even if they are opposed by our other shareholders.

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

Sales of our common stock in the public market or the perception that these sales could occur, could cause the market price of our common stock to decline. As of November 30, 2006, approximately 63,967,197 shares, or 71% of our outstanding shares will be freely transferable without restriction or additional registration under the Securities Act of 1933, as amended, or the Securities Act or are subject to a pending registration statement. The remaining common stock outstanding as of such date will be available for sale, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act.

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

Section 404 Compliance Project

Beginning with the fiscal year ending March 31, 2008, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management's report on our internal control over financial reporting in our Annual Report on Form 10-KSB. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting.

We plan to initiate a Section 404 compliance project pursuant to which management expects to adopt a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. During fiscal 2007 there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2006, we issued shares in the following transactions pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”).

•                        In September 2006, we issued 10,000 shares of common stock at price of $2.30 per share and warrants to purchase an aggregate of 10,000 shares of common stock at an exercise price of $4.90 per share.  These issuances were to an investor pursuant to Regulation S of the Act.

•                        We issued 850,647 shares of common stock pursuant to the transaction with Sun Media Investment Holdings Limited.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

No.	Description
2.1	Sale and Purchase Agreement dated June 30, 2006 to sell certain of the Registrant’s assets to Sun TV Shop, Plc. (incorporated by reference from our Current Report on Form 8-K filed on July 7, 2006)

2.2	Updated letter from Moores Rowland Mazars, the Registrant’s former accountant (incorporated by reference from our Current Report on Form 8-K/A filed on July 11, 2006)

2.3

Financials for the Sale and Purchase Agreement to Acquire Magzone Asia Pte Ltd, dated January 4, 2006 by and among Sun New Media, Inc. (the “Company”), Seeds Capital Pte Ltd, Wong Sing Lam, Tay Koon Chuan, and Wang Jian (collectively, the “Sellers”) (incorporated by reference from our Current Report on Form 8-K/A filed on July 21, 2006)

2.4

Financials for the Sale and Purchase Agreement to acquire Lifestyle Magazines Publishing Pte. Ltd (“Lifestyle Magazine”). dated February 14, 2006 by and between Sun New Media, Inc. and United Home Limited (incorporated by reference from our Current Report on Form 8-K/A filed on August 7, 2006)

2.5	Announcement of operating and financial results for the three months ended June 30, 2006 (incorporated by reference from our Current Report on Form 8-K filed on August 7, 2006),

2.6

Financials for the Sale and Purchase agreement to acquire of Telefaith Holdings Ltd. dated December 8, 2005 by and among Sun New Media, Inc., Yan Hui, Lin Min, and Luan Kezhou (incorporated by reference from our Current Report on Form 8-K/A filed on August 8, 2006)

2.7	Resignation of Mr. Qi Yang as Director of the Registrant (incorporated by reference from our Current Report on Form 8-K filed on August 24, 2006)

2.8	Appointment of Grant Thornton HK as independent auditor for the fiscal period ending March 31, 2007 (incorporated by reference from our Current Report on Form 8-K filed on September 19, 2006)

2.9	Appointment of Thomas A. Schuler as Chief Financial Officer (incorporated by reference from our Current Report on Form 8-K filed on September 25, 2006)

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN NEW MEDIA, INC.

Date: December 15, 2006	By:	/s/ Bruno Wu Zheng
Bruno Wu Zheng
Executive Chairman and Chief Executive Officer

Date: December 15, 2006	By:	/s/ Thomas A. Schuler
Thomas A. Schuler
Chief Financial Officer

INDEX TO EXHIBITS

No.	Description
2.1	Sale and Purchase Agreement dated June 30, 2006 to sell certain of the Registrant’s assets to Sun TV Shop, Plc. (incorporated by reference from our Current Report on Form 8-K filed on July 7, 2006)

2.2	Updated letter from Moores Rowland Mazars, the Registrant’s former accountant (incorporated by reference from our Current Report on Form 8-K/A filed on July 11, 2006)

2.3

Financials for the Sale and Purchase Agreement to Acquire Magzone Asia Pte Ltd, dated January 4, 2006 by and among Sun New Media, Inc. (the “Company”), Seeds Capital Pte Ltd, Wong Sing Lam, Tay Koon Chuan, and Wang Jian (collectively, the “Sellers”) (incorporated by reference from our Current Report on Form 8-K/A filed on July 21, 2006)

2.4

Financials for the Sale and Purchase Agreement to acquire Lifestyle Magazines Publishing Pte. Ltd (“Lifestyle Magazine”). dated February 14, 2006 by and between Sun New Media, Inc. and United Home Limited (incorporated by reference from our Current Report on Form 8-K/A filed on August 7, 2006)

2.5	Announcement of operating and financial results for the three months ended June 30, 2006 (incorporated by reference from our Current Report on Form 8-K filed on August 7, 2006),

2.6

Financials for the Sale and Purchase agreement to acquire of Telefaith Holdings Ltd. dated December 8, 2005 by and among Sun New Media, Inc., Yan Hui, Lin Min, and Luan Kezhou (incorporated by reference from our Current Report on Form 8-K/A filed on August 8, 2006)

2.7	Resignation of Mr. Qi Yang as Director of the Registrant (incorporated by reference from our Current Report on Form 8-K filed on August 24, 2006)

2.8	Appointment of Grant Thornton HK as independent auditor for the fiscal period ending March 31, 2007 (incorporated by reference from our Current Report on Form 8-K filed on September 19, 2006)

2.9	Appointment of Thomas A. Schuler as Chief Financial Officer (incorporated by reference from our Current Report on Form 8-K filed on September 25, 2006)

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code