Form 10QSB
period 2006-12-31
SUN NEW MEDIA INC.
filed 2007-02-14
CIK 1088005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly three month period ended December 31, 2006

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
(Title of class)

This Quarterly Report on Form 10-QSB is the Registrant’s Quarterly Report for the quarter ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

90,191,360 common shares issued and outstanding as of January 31, 2007

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

December 31, 2006

(Unaudited)

(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets

Condensed Consolidated Statement of Operations

Condensed Consolidated Statement of Cash Flows

Notes to Condensed Consolidated Financial Statements

SUN NEW MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2006 and March 31, 2006

	(Unaudited)	(Audited)
	December 31, 2006	March 31, 2006
	US$’000	US$’000
ASSETS
Current Assets
Cash and bank balances	1,590	1,374
Accounts receivables, net of provision for doubtful debts $69,281 (Mar 31, 2006: $72,046)	7,831	416
Other receivables, prepayments and deposits	1,938	466
Inventories	318	85
Marketable securities	15,765	8,140
Amounts due from stockholders	409	292
Amounts due from related parties	746	893
Total current assets	28,597	11,666
Investment in affiliate	241	25
Goodwill and intangible assets	35,597	61,795
Plant and equipment	5,516	2,205
Clearing broker deposit	—	37
Total Assets	69,951	75,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,009	987
Other payables and accruals	2,686	6,928
Amounts due to related parties	—	489
Factoring loan	185	233
Income taxes payable	286	—
Total current liabilities	4,166	8,637

Minority interest	1,286	(102)
Convertible notes	—	2,816
Discount on warrants	—	(2,570)
Commitments and Contingencies (Note 16)

STOCKHOLDERS’ EQUITY
Common stock; authorized 750,000,000 shares, US$0.01 par value	—
Preference stock, authorized 250,000,000 shares, US$0.01 par value	—
90,153,628/ 84,055,510 shares of common stock issued and outstanding, US$0.01 par value	902	841
1,321,859/ 14,537,253 shares of common stock reserved to be issued, US$0.01 par value	13	145
Additional paid in capital	94,859	79,439
Accumulated other comprehensive (loss) income:
Unrealized loss on marketable securities	(9,186)	—
Foreign currency translation adjustments	(2)	2
Deficit	(22,087)	(13,480)
Total stockholders’ equity	64,499	66,947
Total liabilities and stockholder’s equity	69,951	75,728

The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three months ended December 31		Nine months ended December 31
	2006	2005	2006	2005 (1)
	US$’000	US$’000	US$’000	US$’000

Revenues	3,951	182	18,937	209
Costs of revenue	2,058	92	4,669	111

Gross Profit	1,893	90	14,268	98

Operating Expenses
General and administrative	1,516	263	4,901	280
Marketing and sales	69	—	179	—
Depreciation and amortization	665	—	1,980	—
Stock-based compensation	—	—	1,965	—
Repurchase of stock grant	(537)	—	(6,312)	—
Consulting and professional fees	306	196	1,311	228
Finders’ fee	—	—	—	55
Impairment loss on intangible assets	26,571	—	26,571	—
Total operating expenses	28,590	459	30,595	563

Operating loss from continuing operations	(26,697)	(369)	(16,327)	(465)
Loss from discontinued operations	—	—	(43)	—
Interest expense	(5)	—	(91)	—
Amortization of discount on notes	—	—	(2,570)	—
Interest income	16	—	41	—
Other income	38	7	10,941	7
Share of (losses) profits from affiliate	(85)	—	216	—

Loss before income tax expense and minority interests	(26,733)	(362)	(7,833)	(458)
Income tax expenses	(54)	—	(237)	—
Loss after income tax expense and before minority interests	(26,787)	(362)	(8,070)	(458)
Minority interests	(67)	—	(513)	—
Loss after income tax expense and minority interests	(26,854)	(362)	(8,583)	(458)
Other comprehensive loss – Currency translation adjustment	(5)	—	(24)	—
Net Loss	(26,859)	(362)	(8,607)	(458)

Basic loss per share	(0.27)	(0.01)	(0.08)	(0.01)
Shares used in computing basic loss per share (‘000)	99,630	64,516	101,820	41,397

Diluted net loss per share	(0.27)	(0.01)	(0.06)	(0.01)
Shares used in computing basic (loss) per share (‘000)	99,630	64,516	101,820	41,397

(1)          Information is presented for the period from June 6, 2005 (date of commencement of operations) to December 31, 2005.  The Company changed its financial year end from September 30 to March 31 on February 17, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine months ended December 31
	2006	2005 (1)
	US$’000	US$’000
Cash flows from operating activities
Net loss for the period before income taxes and minority interests	(7,833)	(458)
Adjustments to reconcile net income (loss) to net cash used in operating activities;
Depreciation and amortization	1,980	—
Impairment loss on intangible assets	26,571	—
Share of profits from affiliate	(216)	—
Gain on disposal of assets	(10,743)	—
Gain on disposal of subsidiary companies	(74)	—
Consultancy services	150	—
Stock-based compensation	1,965	—
Repurchase of stock grant*	(6,312)	—
Finders’ fee	(1,600)	55
Amortization of discount on notes	2,570	—
Changes in operating assets and liabilities:
Accounts receivable	(8,769)	(51)
Other debtor, deposits and prepayments	(477)	(354)
Inventories	280	—
Amounts due from related parties	147	(3)
Amounts due from stockholders	(117)	160
Accounts payable	(892)	25
Other payables and accruals	(35)	414
Amounts due to related parties	(489)	1
Net cash used in operating activities	(3,894)	(211)

Cash flows from investing activities
Proceeds from sale of plant and equipment	467	—
Purchase of plant and equipment	(2,300)	(2)
Cash (used in)/ acquired in business combination, net	(2,224)	50
Disposal of subsidiary companies, net	23	—
Capitalization of intangible assets	(384)	—
Net cash used in investing activities	(4,418)	48

Cash flows from financing activities
Issuance of common stock	9,431	373
Proceeds from convertible note	—	918
Expenses incurred on issuance of common stocks	(875)	—
Repayment of factoring loans	(48)	—
Net cash provided by financing activities	8,508	1,291

Net effect of exchange rate changes on consolidating subsidiaries	20	—
Net increase in cash and cash equivalents	216	1,128
Cash and cash equivalents, beginning of the period	1,374	—
Cash and cash equivalents, end of the period	1,590	1,128

*                 During the three months ended December 31, 2006, there was a repurchase of stock grant at no consideration which resulted in gain of $537,000 relating to stock options granted to Independent Directors.  In addition, for the nine months ended December 31, 2006, there was a repurchase of stock grant at no consideration which resulted in gain of $5.8 million relating to 1.5 million performance shares that were granted and accrued for during the fiscal period ended March 31, 2006.

(1)          Information is presented for the period from June 6, 2005 (date of commencement of operations) to December 31, 2005.  The Company changed its year end from September 30 to March 31 on February 17, 2006.

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

•                              Sun Global Marketing Network Limited;

•                              China Focus Channel Development (HK) Limited;

•                              China Tradex Limited;

•                              Sun New Media Holdings Limited;

•                              William Brand Administer Limited;

•                              Beijing Trans Global Logistics; and

•                              Lifestyle Magazines Publishing Pte Ltd.

2.                                      SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities, or VIEs for which the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method. The Company has adopted FASB Interpretation No. 46R consolidation of Variable Interest Entities, FIN 46R, an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns.The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

•                  Beijing Trans Global Logistics, a company 80% by us by contract and engaged in trading.  It is 80% owned by Qiong Zhou, 10% owned by Yong Li and 10% owned by Mianchun Wang, Qiong Zhou is a non-executive employees of the Company.

The capital investment in these VIEs is funded by the Company and registered as interest-free loans to these PRC employees.  As of December 31, 2006, the total amount of interest-free loans to the employee shareholders of the VIEs listed above was US$3,270,000.  Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by PRC laws and regulations or to our designees at any time for the amount of outstanding loans, and all voting rights of the VIEs are assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs.  Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services.

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

The Company applies the criteria specified in SFAS No. 141, Business Combinations to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the contractual-legal or separability criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, accounting for the Impairment or Disposal of Long-lived Assets. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

Inventories

Inventories are stated at the lower of cost (first-in, first out method) or market.  Certain inventory goods purchased are subject to spoilage within a short period of time while in possession of the Company.  Inventory costs do not exceed net realizable value.

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

3                                         CONCENTRATIONS AND CREDIT RISK

The Company operates principally in China and grants credit to its customers in this geographic region. Although China is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

At December 31, 2006, the Company has a credit risk exposure of uninsured cash in banks of $1.59 million.  The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

For the nine months ended December 31, 2006, 4 customers accounted for $14.9 million (79%) of total sales as follows:Customer A at $8.1 million (43%), Customer B at $1.6 million (8%), Customer C at $1 million (5%) and Customer D at $4.2 million (22%).

For the nine months ended December 31, 2005, there was no major concentration of credit risk.

4                                         INVENTORY

December 31, 2006
US$’000

Work in progress	104
Finished goods	214
318

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5                                         BUSINESS COMBINATIONS

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

Share Purchase Agreement between the Company, China Focus Channel Development Limited (“Focus”), China Electronic Appliances (“CEAC”), Mr Yong Li and Mr Mianchun Wang for the acquisition of Beijing Trans Global Logistics (“BTGL”) and its subsidiary, Beijing CEAC Trans Global Logistics (“BCTGL”) (BTGL and BCTGL collectively Beijing CEAC)

On October 19, 2006 we completed the acquisition of CEAC pursuant to a Sale and Purchase Agreement dated May 23, 2006 (the “CEAC Purchase Agreement”) by and between the Company, Focus, CEAC, Yong Li and Mianchun Wang and acquired an 80% controlling interest in BTGL.  BTGL owns an 80% stake in BCTGL.

The consideration paid by the Company was US$1.125 million (RMB 9 million) in cash and 138,066 shares of the Company’s stocks.  Pursuant to the CEAC Purchase Agreement, the sellers will receive an additional 138,066 of the Company’s stocks per year in each of the three years if Beijing CEAC meet the profit and revenue guarantee.

The purchase price was allocated as follows:

Cash	$749,722
Current assets	1,254,139
Current liabilities	(911,698)
Property, plant and equipment	91,147
Minority interest	(393,448)
Goodwill on consolidation	180,763
Intangible assets	675,899
Purchase price	$1,646,524

No proforma financials are required to be presented due to the materiality of the acquisition.

SUN NEW MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5                                         BUSINESS COMBINATIONS (CONT’D)

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

SUN NEW MEDIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5             BUSINESS COMBINATIONS (CONT’D)

At the time of entering into the agreement on June 8, 2006, our common stock was traded on OTCBB with limited liquidity and a comparative short trading history.  As such, the management decided to use the discounted fair market value of the shares issued to measure our consideration (the Company stock) paid. . The Company used independent valuation report as a guidance to record the intangibles arising from this transaction.

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

5             BUSINESS COMBINATIONS (CONT’D)

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

	(UNAUDITED)					(UNAUDITED)
	SNMD Apr 1 to Sep 30, 2006	William Brand Apr 1 to Jun 30, 2006	Adjustments		Pro-forma Consolidated	William Brand Apr 1 to Sep 30, 2005 (2)
	US$’000	US$’000	US$’000		US$’000	US$’000
REVENUES	14,986	2,953			17,939	5,442
Cost of revenues	2,611	2,352			4,963	3,137
Gross Profit	12,375	601			12,976	2,305

OPERATING EXPENSES
General and administrative	3,385	304			3,689	338
Marketing and sales	110	—			110	—
Depreciation and amortization	1,315	—	242	(1)	1,557	—
Stock-based compensation	1,965	—			1,965	—
Repurchase of stock grant	(5,775)				(5,775)
Consulting and professional fees	1,005	—			1,005	—
Total operating expenses	2,005	304			2,551	338

Operating income from continuing operations	10,370	297			10,425	1,967
Loss from discontinued operations	(43)	—			(43)	—
Interest expense	(86)	—			(86)	—
Amortization of discount on notes	(2,570)	—			(2,570)	—
Interest income	25	—			25	—
Other income	10,903	—			10,903	—
Share of profits from affiliates	301	—			301	—
Income before income tax expense and minority interests	18,900	297			18,955	1,967
Income tax expense	(183)	—			(183)	—
Income after income tax expense and before minority interests	18,717	297			18,772	1,967
Minority interests	(446)	—			(446)	—
Income after income tax expense and minority interests	18,271	297			18,326	1,967
Other comprehensive loss – Currency translation adjustment	(19)	—			(19)	—
Net income	18,252	297			18,307	1,967

Basic net income per share	0.18				0.18
Shares used in computing basic income per share (‘000)	102,922				103,500

Diluted net income per share	0.20				0.20
Shares used in computing diluted income per share (‘000)	105,807				106,385

(1)                      Amortization for intangibles from Apr 1 to Jun 30, 2006.

(2)                      Information is presented for William Brand from Apr 1 to Sep 30, 2005 as it is not meaningful to present consolidated pro-forma financials since the Company commenced operations on June 6, 2005.

SUN NEW MEDIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5             BUSINESS COMBINATIONS (CONT’D)

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

6             GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes goodwill from the Company’s acquisitions:

	December 31, 2006	March 31, 2006
	US$’000	US$’000
Focus	7,800	7,800
Beijing CEAC	181	—
Impairment loss	(7,800)	—
	181	7,800

The following table summarizes intangible assets:

	December 31, 2006	March 31, 2006
	US$’000	US$’000
Service agreements	25,000	25,000
Magazines mastheads	2,562	2,562
License	23,245	24,452
Non-compete agreements and customer relationship	2,904	—
Database	2,500	—
Program rights	1,792	—
Technology	2,367	1,981
Partnership agreement & license	1,056	—
	61,426	53,995
Less: Accumulated amortization	(1,307)	—
: Impairment loss	(24,703)	—
	35,416	53,995

The above intangible assets have original estimated useful lives as follow:

Service agreements	30 years
Non-compete agreements and customer relationship	3 years
Partnership agreements and license	3 years
Technology	2 to 10 years

Magazines mastheads, license and program rights have perpetual useful lives and thus are not amortized.

Please refer to the Company’s Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission on June 30, 2006, for more details on goodwill and intangible assets.

SUN NEW MEDIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.            PLANT AND EQUIPMENT, NET

Plant and equipment is summarized as follows:

	December 31, 2006	March 31, 2006
	US$’000	US$’000
Cost
Motor vehicles	552	124
Leasehold building and improvement	3,130	1,401
Furniture, fixtures and equipments	2,741	983
	6,423	2,508
Accumulated depreciation	(907)	(303)
	5,516	2,205

8.            OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits are summarized as follow:

	December 31, 2006	March 31, 2006
	US$’000	US$’000

Other receivables	1,535	115
Staff advances	35	34
Deferred expenses	1	2
Rental deposits	46	9
Prepaid administrative expenses	321	306
	1,938	466

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

SUN NEW MEDIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.            AMOUNTS DUE FROM/ (TO) STOCKHOLDERS/ RELATED PARTIES

As of December 31, 2006, the Company has the following amounts due from related parties:

Advances due from

December 31, 2006
US$’000
Related Parties
Sun3C Media Plc and its subsidiaries	134
Global Woman Multimedia Holdings Limited and its subsidiaries	67
Sun Business Network Limited and its subsidiaries	521
Sun Culture Foundation Limited	24
746
Stockholders
Capital Alliance Group Inc	63
Sun Media Investment Holdings Limited and its subsidiaries	346
409

The amounts are non-trade, interest free and with no fixed terms of repayment.

10.                               OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follow:

	December 31, 2006	March 31, 2006
	US$’000	US$’000

Other payables	1,496	127
Accrued operating expenses	927	6,727
Prepayment from customers	263	74
	2,686	6,928

Included in accrued operating expenses is an accrual of stock-based compensation payable to senior management of $0 (March 31, 2006: $5,775,000).

11.          FACTORING LOAN

This relates to amount which has been obtained from a finance company under a factoring facility.  Interest is charged at 1.5% per annum above the prevailing Singapore Inter-Bank offer rate.  These loans are secured by a guarantee given by Sun Business Network Ltd, a related party and floating charge over accounts receivables amounting to $185,000 (March 31, 2006: $233,000).

SUN NEW MEDIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.                               CONVERTIBLE NOTES WITH DETACHABLE WARRANTS

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

13.                               INCOME TAXES

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

The components of income before income taxes are as follows:

	Three months ended December 31		Nine months ended December 31
	2006	2005	2006	2005
	US$’000	US$’000	US$’000	US$’000

Loss subject to non-China operations	(26,177)	(362)	(6,407)	(458)
Loss subject to China operations	(556)	—	(1,426)	—
Loss before taxes	(26,733)	(362)	(7,833)	(458)
Income taxes subject to China operations	54	—	237	—
Effective tax rate for China operations	10%	—	30%	—

SUN NEW MEDIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.                               INCOME TAXES (CONT’D)

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

The provisions for income taxes for the three and nine months ended December 31, 2006 differ from the amounts computed by applying the EIT primarily due to the tax holidays enjoyed by certain of its entities in the British Virgin Islands and losses incurred by certain of the Company’s entities in the PRC.

14.                               NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the period.  Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period. Options to purchase ordinary shares that were anti-dilutive and were excluded from the calculation of diluted net loss per share were 763,164 for both the three and nine months ended December 31, 2006 and were 461,000 for both the three months ended December 31, 2005 and for the period from June 6, 2005 to December 31, 2005. Warrants to purchase ordinary shares that were anti-dilutive and were excluded from the calculation of diluted net loss per share were approximately 12.1 million for both the three and nine months ended December 31, 2006 and were 11.0 million for both the three months ended December 31, 2005 and for the period from June 6, 2005 to December 31, 2005.  Convertible notes into ordinary shares that were anti-dilutive and were excluded from the calculation of diluted net loss per share were 0 for both the three and nine months ended December 31, 2006 and 450,000 for the three months ended December 31, 2005 and for the period from June 6, 2005 to December 31, 2005.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three months ended December 31		Nine months ended December 31
	2006	2005	2006	2005
	(in thousands, except per share data)
Basic net income per share calculation
Numerator:
Net loss used in computing basic net income per share	(26,859)	(362)	(8,607)	(458)
Denominator:
Weighted average ordinary shares outstanding	99,630	64,516	101,820	41,397
Basic net loss per share	(0.27)	(0.01)	(0.08)	(0.01)
Numerator:
Net loss	(26,859)	(362)	(8,607)	(458)
Amortization of discount on notes	—	—	2,570	—
Interest on convertible notes	—	—	77	—
Net loss used in computing diluted net loss per share	(26,859)	(362)	(5,960)	(458)
Denominator:
Weighted average ordinary shares outstanding	99,630	64,516	101,820	41,397
Diluted net income per share	(0.27)	(0.01)	(0.06)	(0.01)

SUN NEW MEDIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.                               STOCK-BASED COMPENSATION

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

During the three months ended September 30, 2006, the Company granted 283,230 options to directors and 1,200,000 to the Company’s Chief Financial Officer.  No stock awards were granted during the three months ended September 30, 2006.

During the three months ended December 31, 2006, the Company repurchased 226,584 options from directors at zero consideration.  No stock awards were granted during the three months ended December 31, 2006.

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

The assumptions used to value stock-based compensation awards for the three and nine months ended December 31, 2006 and 2005 are as follows:

	Three months ended December 31		Nine months ended December 31
	2006	2005	2006	2005
	US$’000	US$’000	US$’000	US$’000
Expected term (in years)	N/A	N/A	5.0-5.4	N/A
Expected volatility	N/A	N/A	69.7%-70%	N/A
Risk-free interest rate	N/A	N/A	4.85%-4.77%	N/A
Expected dividend yield	N/A	N/A	0	N/A

SUN NEW MEDIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.                               STOCK-BASED COMPENSATION (CONT’D)

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

Stock based compensation recognized on the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2006 is 0 and $1,964,450 respectively.

As of December 31, 2006, there was $1.23 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards granted to the Company’s employees.  This cost is expected to be recognized over a period of 2 years.  Total unrecognized compensation cost may be adjusted for future changes in estimated forfeitures.

The following table sets forth the summary of option activity under the Company’s stock option program for the six months ended December 31, 2006:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
		US$	Years
March 31, 2006	445,500	0.741
Exercise	(339,000)	0.74
Granted	1,483,230	3.20
Cancelled	(226,584)	3.85
December 31, 2006	1,363,146	2.91
Vested and expected to vest as of December 31, 2006	763,146	2.80	9.17
Exercisable as of September 30, 2006	763,146	2.80	9.17

The weighted average estimated fair value of options granted during the three months and nine months ended December 31, 2006 was both $2.11.

Information regarding the stock options outstanding as at December 31, 2006 is summarized as below:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
		Years
$0.56 - $1.14	106,500	5.65	106,500	$0.84
$3.05 - $3.85	1,256,646	9.74	656,646	$1.63

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

SUN NEW MEDIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16.                               COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office premises for its operations in PRC and United States under operating leases.  Rental expenses under operating lease for the three and nine months ended December 31, 2006 was US$97,394 and US$352,156 respectively.  Rental expenses under operating lease for the three months ended December 31, 2005 and for the period from June 6, 2005 to December 31, 2005 was US$10,317.

Future minimum rental payments under non-cancelable operating leases are approximately as follows:

	December 31, 2006	March 31, 2006
	US$’000	US$’000

Within one year	273	175
Within two tofive years	46	62
	319	237

17           REPORT OF SEGMENT INFORMATION

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

Information regarding our business segments is as follows:

	Three months ended December 31		Nine months ended December 31
	2006	2005	2006	2005 (1)
	US$’000	US$’000	US$’000	US$’000

Revenue
Transactional Services	2,712	—	14,809	—
Marketing & Information Services	1,239	—	4,128	—
HQ & investments	—	—	—	—
Online Brokerage (Discontinued operations)	—	182	—	209
Gross profit
Transactional Service	857	—	10,810	—
Marketing & Information Services	1,036	—	3,458	—
HQ & investments	—	—	—	—
Online Brokerage (Discontinued operations)	—	90	—	98
Depreciation and amortization
Transactional Service	17	—	17	—
Marketing & Information Service	8	—	24	—
HQ & investments	640	—	1,939	—
Online Brokerage (Discontinued operations)	—	—	—	—

(1)         Information is presented for the period from June 6, 2005 (date of commencement of operations) to December 31, 2005.  The Company changed its financial year end from September 30 to March 31 on February 17, 2006.

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

Because our results for the three months ended December 31, 2005 and period from June 6, 2005 to December 31, 2005 were principally the result of operations which have since been discontinued, a comparative analysis with the three months and nine months ended December 31, 2006 is not meaningful.

Results of Operations

Three Months and Nine Months Ended December 31, 2006

Revenue Our revenue for the three months ended December 31, 2006 was $3.9 million, of which 69% were derived from our Transactional Services and the remaining 31% from our Marketing and Information Services.  During the three months ended December 31, 2006, Transactional Services was positively impacted by the completed acquisition of our electronic components vertical business which contributed to the revenue from Transactional Services.  Transactional Services revenue was negatively impacted during the three months ended December 31, 2006 by a decline of 81% as compared to the three months ended September 30, 2006 in our beverage distribution business.  Marketing and Information Services revenue was negatively impacted during the three months ended December 31, 2006 by a decline of 49% as compared to the three months ended September 30, 2006 in our in our media and marketing business.

Our revenue for the nine months ended December 31, 2006 was $18.9 million, of which 78% were derived from our Transactional Services and the remaining 22% from our Marketing and Information Services.  During the nine months ended December 31, 2006, Transactional Services revenue was positively impacted by the completed acquisition of our electronic components and apparels vertical business and the first full quarter of operations of our beverage distribution business, which contributed to the revenues from Transactional Services.  Transactional Services revenue was negatively impacted during the nine months ended December 31, 2006 by a decline of 81% in the beverage distribution business during the three months ended December 31, 2006 as compared to the three months ended September 30, 2006. The reduction in our beverage distribution business in the latter half of the nine months ended December 31, 2006 was due to a combination of factors, including: financial difficulties suffered by our beverage distribution partner; an increase in inventory financing requirements from the distribution partner’s largest supplier; and, an increased reliance on large retail chain customers. Marketing and Information Services revenue was positively impacted by the inception of media marketing and services business, which accounted for the majority of the Marketing and Information Services revenues for the six months ended December 31, 2006.

Costs of Revenue  Cost of revenue for the three months ended December 31, 2006 was $2.1 million.  Transactional Services costs were 90% of the total or approximately $1.9 million.  The remaining costs for the three months ended December 31, 2006 was $0.2 million or 10% and related to direct costs, such as printing costs, editorial costs and distribution costs within our Marketing and Information Services businesses.  The cost of revenue decreased for the three months ended December 31, 2006 as compared to the three months ended September 30, 2006.  .

Cost of revenue for the nine months ended December 31, 2006 was $4.7 million. Transactional Services costs were 86% of the total, or approximately $4.0 million.  The remaining cost for the nine months ended December 31, 2006 were $0.7 million or 14% and related to direct costs, such as printing costs, editorial costs and distribution costs within our Marketing and Information Services businesses.  Transactional Services cost of revenue increased for the latter six months ended December 31, 2006 as compared to the prior three months ended June 30, 2006 with the completed acquisition of our electronics components and apparels vertical business.

Operating Expenses  Total operating expenses for the three months ended December 31, 2006 were approximately $28.6 million.  This was significantly higher than the total operating expenses of $(0.53) million in the prior three months ended September 30, 2006, due mainly to an impairment loss of $26.5 million for the intangibles and goodwill arising out of the Focus acquisition and a gain of $0.5 million recognized for the repurchase of stock grant at no consideration in the three months ended December 31, 2006 and a gain of $5.8 million recognized for the repurchase of stock grant at no consideration in the three months ended September 30, 2006.  The gain of $5.8 million relates to 1.5 million performance shares that were granted during the fiscal period ended March 31, 2006.  An expense was accrued for this grant in the fiscal period ended March 31, 2006 but the shares remained unissued, until the accrued grant was repurchased in the three months ended September 30, 2006.  Excluding the impairment loss of $26.5 million and the gain of $0.5 million, operating expenses were approximately $2.6 million for the three months ended December 31, 2006.  The total operating expenses included expenses related to general & administrative and marketing & sales of $1.6 million, depreciation and amortization of $0.7 million and consulting and professional fees of $0.3 million for the three months ended December 31, 2006.

Total operating expenses for the nine months ended December 31, 2006 were approximately $33.3 million. This was significantly increased due to an impairment loss of $26.5 million for the intangibles and goodwill arising out of the Focus acquisition and a gain of $6.3 million recognized for the repurchase of stock grant at no consideration in the nine months ended December 31, 2006.  Excluding the impairment loss of $26.5 million and gain of $6.3 million recognized for the repurchase of stock grants at no consideration, operating expenses were approximately $13.1 million for the nine months ended December 31, 2006.  The total operating expenses include expenses related to general & administrative and marketing & sales of $5.1 million, depreciation and amortization of $2.0 million, consulting and professional fees of $1.3 million, interest on convertible note of $0.1 million, stock-based compensation of $2.0 million and amortization of discount on notes of $2.6 million for the nine months ended December 31, 2006.

Other Income Other income for the three months ended December 31, 2006 was $38,000.

Other income for the nine months ended December 31, 2006 was $10.9 million comprise mainly $10.7 million arising from the sale of non-core business-to-consumer (“B2C”) business assets to Sun TV Shop.  Of the $10.7 million, approximately 94% is attributed to the divestments of our interests in the digital mail order catalogue publishing and merchandising that we have been recently developing with two parties.  On June 30, 2006, we entered into a Sale and Purchase Agreement with Sun TV Shop, Plc (“STVS”, a related party) to sell certain of our assets in exchange for 32.6 million shares in STVS.  These shares account for approximately 9% of STVS’ shares outstanding and as of July 6, 2006 were valued at approximately US$11.9 million based upon the last traded price.

Net Loss Our net loss for three months ended December 31, 2006 was $26.9 million.  This included an impairment loss of $26.6 million on for the intangibles and goodwill arising out of the Focus acquisition and a gain of $0.5 million recognized for the repurchase of stock grant at no consideration in the three months ended December 31, 2006.  The repurchase of stock grants relates to the cancellation of 226,584 options granted to directors in the three months ended September 30, 2006.

Our net loss for the nine months ended December 31, 2006 was $8.6 million.  This included an impairment loss of $26.6 million on for the intangibles and goodwill arising out of the Focus acquisition and a gain of $6.3 million recognized for the repurchase of stock grant at no consideration in the nine months ended September 30, 2006.

Three Months Ended December 31, 2005

Our results for the three months ended December 31, 2005 include the results of our interactive marketing and sales services business and our brokerage business (discontinued operations).

Revenue Brokerage commission revenue for the three months ended December 31, 2005 was $182,114.  We had no revenue related to our interactive marketing and sales services business during the three months ended December 31, 2005.

Expenses Our total expenses for three months ended December 31, 2005 were $551,251.  These included expenses relating to our brokerage business of clearing firm charges of $30,369, commission expenses of $60,416 and general and administrative expenses of $104,619 and general and administrative expenses relating to our interactive marketing and sales services business of $355,117.

Net Loss Our net loss for three months ended December 31, 2005 was $362,227.

Liquidity and Capital Resources

As of December 31, 2006, we had $1.59 million cash, all of which was available for general working capital purposes.

We anticipate needing additional liquidity over the next 12 months in order to assist the company in executing its current business plan. We anticipate raising capital through additional private placements of our equity securities, proceeds received from the exercise of outstanding warrants and options, and, if available on satisfactory terms, debt financing.

We plan to use additional capital for marketing and advertising, as well as for strategic acquisition of existing businesses that complement our market niche, and for general working capital purposes.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements.

Capital Expenditure Commitments

As at December 31, 2006, we had no outstanding commitments for capital expenditures. However, we expect to invest approximately $0.13 million in capital expenditure over the next 6 months.

Strategic Acquisitions and Recent Developments

There have been no new acquisitions and significant developments except as disclosed in our 10-QSB on September 30, 2006.

•       On December 5, 2006, we appointed Mr. Walter Beach to serve as an independent member of our Board of Directors and as Chariman of the Compensation Committee.

•            On November 30, 2006, Grant Thornton Hong Kong (“GTHK”), which was engaged on September 13, 2006 (see below), resigned as our independent auditor. Concurrent with GTHK’s resignation, we re-engaged Bernstein & Pinchuk LLP (“B&P”) to serve as our independent auditor.

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

•            On June 30, 2006, we entered into a Sale and Purchase Agreementwith Sun TV Shop, Plc. (“STVS”), a company listed on the Alternative Investment Market of the United Kingdom, to sell certain assets in exchange for 32.6 million shares in STVS. According to the Agreement, 50% of the STVS stock paid to the Registrant will be restricted from trading for one year, and the remainder will remain restricted until the second anniversary of the date of the Agreement.

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

Subsequent Events

The following is a list of events that occurred after the fiscal quarter ended December 31, 2006.

•       On February 1, 2007, we entered into a supplementary agreement with Barron Partners LLP to modify the terms of our original stock purchase agreement, dated December 31, 2005. Following the Supplementary Agreement, only 3 million of the original 11,545,977 million unexercised warrants remain, and Barron has agreed to limit selling of the shares underlying the warrants to 10% per month for the first 10 months following the date of the agreement.

•       On January 29, 2007, we announced that Mr. Mark Newburg had resigned both as the Chairman of the Audit Committee and as a member of  the Board of Directors. Mr. Newburg’s decision resulted from personal reasons and from the restructuring of the Company’s Board. He remains involved with the Company as a strategic business consultant.

•       On January 22, 2007, our Board of Directors appointed Mr. Chen Zhaobin to serve as a non-independent member of the Board. Mr. Chen does not receive compensation in return for his service to the Company.

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

Section 404 Compliance Project

Beginning with the fiscal year ending March 31, 2008, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-KSB. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting.

We plan to initiate a Section 404 compliance project pursuant to which management expects to adopt a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. During fiscal 2007 there have been no changes in ourinternal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2006, we issued shares in the following transactions pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”).

•                  In November 2006, we issued 153,000 shares of common stock at price of $2.30 per share and warrants to purchase an aggregate of 153,000 shares of common stock at an exercise price of $4.90 per share. These issuances were to an investor pursuant to Regulation S of the Act.

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

3.0

Completion of the acquisition of William Brand Administer Limited and its subsidiary William Textiles Limited (incorporated by reference from our Current Report on Form 8-K filed on September 30, 2006)

3.1	Resignation of Mr. Ricky Ang as CEO of the Company and Appointment of Dr. Bruno Wu as CEO of the Company (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2006)

3.2	Resignation of Dr. Herbert Kloiber as a member of the Board of Directors (incorporated by reference from our Current Report on Form 8-K filed on October 11, 2006)

3.3	Resignation of Mr. William Adamopoulos as a member of the Board of Directors (incorporated by reference from our Current Report on Form 8-K filed on November 03, 2006)

3.5	Sale and Purchase Agreement with the Sellers of Hubei Zhengyuan Co., Ltd, dated November 21, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2006)

3.6

Resignation of Grant Thornton HK as independent auditor for the fiscal period ending March 31, 2007, and Reappointment of Bernstein & Pinchuk as independent auditor for the fiscal period ending March 31, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 6, 2006)

3.7	Appointment of Mr. Walter Beach as a member of the Board of Directors (incorporated by reference from our Current Report on Form 8-K filed on December 6, 2006)

3.8

Supplementary Agreement with Barron Partners LLP (“Barron”) to modify the terms of a Stock Purchase Agreement between Barron and the Company, dated December 31, 2007 (incorporated by reference from our Current Report on Form 8-K filed on February 6, 2007)

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

SUN NEW MEDIA, INC.

Date: Februrary 14, 2007	By:	/s/ Bruno Wu Zheng
Bruno Wu Zheng
Executive Chairman and Chief Executive Officer

Date: Februrary 14, 2007	By:	/s/ Thomas A. Schuler
Thomas A. Schuler
Chief Financial Officer

INDEX TO EXHIBITS

No.	Description
2.1	Sale and Purchase Agreement dated June 30, 2006 to sell certain of the Registrant’s assets to Sun TV Shop, Plc. (incorporated by reference from our Current Report on Form 8-K filed on July 7, 2006)

2.2	Updated letter from Moores Rowland Mazars, the Registrant’s former accountant (incorporated by reference from our Current Report on Form 8-K/A filed on July 11, 2006)

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

3.0

Completion of the acquisition of William Brand Administer Limited and its subsidiary William Textiles Limited (incorporated by reference from our Current Report on Form 8-K filed on September 30, 2006)

3.1	Resignation of Mr. Ricky Ang as CEO of the Company and Appointment of Dr. Bruno Wu as CEO of the Company (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2006)

3.2	Resignation of Dr. Herbert Kloiber as a member of the Board of Directors (incorporated by reference from our Current Report on Form 8-K filed on October 11, 2006)

3.3	Resignation of Mr. William Adamopoulos as a member of the Board of Directors (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2006)

3.5	Sale and Purchase Agreement with the Sellers of Hubei Zhengyuan Co., Ltd, dated November 21, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2006)

3.6

Resignation of Grant Thornton HK as independent auditor for the fiscal period ending March 31, 2007, and Reappointment of Bernstein & Pinchuk as independent auditor for the fiscal period ending March 31, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 6, 2006)

3.7	Appointment of Mr. Walter Beach as a member of the Board of Directors (incorporated by reference from our Current Report on Form 8-K filed on December 6, 2006)

3.8

Supplementary Agreement with Barron Partners LLP (“Barron”) to modify the terms of a Stock Purchase Agreement between Barron and the Company, dated December 31, 2007 (incorporated by reference from our Current Report on Form 8-K filed on February 6, 2007)

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