Form 10KSB
period 2007-03-31
NextMart Inc.
filed 2007-07-16
CIK 1088005

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2007.

Commission File Number: 000-26347

NextMart, Inc. (f/k/a Sun New Media, Inc.)

(Name of small business issuer as specified in its charter)

DELAWARE	410985135
(State or other jurisdiction of incorporation)	(IRS Employer
Identification No.)

Oriental Plaza Bldg. W3, Twelfth Floor
1 East Chang’an Avenue, Dongcheng District
Beijing, 100738 PRC	100738
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number +86 (0)10 8518 9669
Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐  No  ☒

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes     No  ☐

☒ Yes     No  ☐

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

☐   Yes   ☒  No

State Registrant’s revenues for its most recent fiscal year: $20,413,762

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

     $19,286,425  Based on last trade price on July 9, 2007

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. 86,793,210 common shares issued and outstanding as of July 9, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

Transitional Small Business Disclosure Format (Check one):

     Yes ☐     No ☒

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

As used in this annual report, the terms “we”, “us”, “our”, and “NXMR” mean NextMart, Inc. and its wholly-owned subsidiaries, including: Sun China Media (Beijing) Technology Co., Ltd., Suizhou Focus Trading Development Co., Ltd., Shanghai Shengji Technology Co., Ltd, Sun China Media (Beijing) International Advertising Co. Ltd, Dragon List Co. Ltd, Sun Trade Media (Beijing) Co. Ltd,   Sun Asia (Beijing) Investments Consultants Ltd, NextMart Technology (Beijing) Co. Ltd, Wuhan Xinda Weiye Trade and Development Co. Ltd, Beijing Trans Global Logistics, Naixiu Exhibition (Beijing) Co. Ltd .

PART I

Item 1. Description of Business

Overview

Our goal is to become one of China’s leading distribution enterprises predominantly in the women’s fashion apparel industry, by leveraging our full range of design, production management, sourcing, media/marketing and technological capabilities. Commencing in April 2007, we began to operate mainly in the women’s apparel industry where we derive the bulk of our revenue by acting as an outsourced brand management and production center for foreign apparel brands. We also possess a portfolio of media, marketing and database assets that we intend to leverage in order to expand into the online brand management and e-commerce sectors for women’s apparel products. Over the current fiscal year, we plan to grow our business-to-business revenues by adding new business clients and to develop business-to-consumer revenues by creating our own apparel brands and marketing our own apparel products through new and traditional media. Our aim is to leverage our media assets and partnered media assets to develop China’s largest shopping community for wholesale distribution and retail shopping, beginning in the women’s apparel sector.

We are creating this business through the ongoing acquisition of various entities and assets. In September 2005, we acquired Sun New Media Group Limited in a reverse acquisition transaction. Since that time, we have completed other acquisitions that have enabled us to serve the apparel, handheld electronics verticals and beverage verticals. Going forward, we plan to center our business operations around our apparel business, which is operated by our Shanghai-based brand and apparel production management subsidiary, William’s Brand Administer Co. Ltd. Our business development efforts will consist of growing existing revenues in the business-to-business sector and creating new revenues in the business-to-consumer sector.

We were originally incorporated under the laws of Minnesota in 1972 and were previously known as SE Global Equity. In September 2005, we acquired 100% of the issued and outstanding share capital of Sun New Media Group Limited and changed the company name to Sun New Media, Inc. The acquisition was treated as a reverse acquisition for accounting purposes, and we adopted the September 30 fiscal year of the “accounting acquirer” Sun New Media Group Limited. In February 2006, we changed our fiscal year-end date from September 30th to March 31st.

In May 2007, we reincorporated into the State of Delaware and changed our name to NextMart, Inc.

Background

China has experienced rapid economic growth over the past decade. China’s central bank estimates that economic growth for 2008 at 9.8 percent this year. Further, China’s entry into the WTO, accompanied by a proliferation of private businesses and an increase in the number of foreign multinational companies in China, has led to increased market liberalization and competition. In this competitive environment, companies in China are increasingly recognizing the need for improved methods of doing business.

As a result of economic growth and liberalization, the number of business entities operating in China has increased significantly. These new businesses are competing in an economy traditionally dominated by state owned or controlled enterprises at one end and serviced by millions of small local businesses on the other end. These dynamics have generally led to a very stratified market with inefficient systems for channel marketing and distribution. A significant opportunity exists to leverage internet-based technologies to enhance communication across distribution networks, promoting accountability, transparency, and efficiency through centralized information management systems. The opportunity is particularly salient in industries characterized by multiple-layers of fragmented distribution systems like the apparel industry.

Corporate Strategy

Our goal is to become one of China’s leading distribution enterprises predominantly in the women’s fashion apparel industry. We believe we have the full range of design, production management, sourcing and media/marketing and technological capabilities necessary to achieve our goal. Our current growth initiatives include growing our business-to-business operations by adding new clients domestically and abroad and developing business-to-consumer operations for retail shopping. We aim to be an online-based company that also has a strong offline sales and operating framework. Our goal over time is to build China’s largest shopping community for online wholesale distribution and retail shopping in the women’s apparel sector. We are in the process of building e-commerce portals and developing our online and offline marketing platforms to realize this goal.

Our general strategy includes:

•	Integrate our acquired businesses. We completed several acquisitions in calendar 2006, including our core apparel subsidiary William’s Brand Administer Ltd.

•	Increase our value to customers by developing broader service offerings. We intend to develop additional services to offer to our customers.

•

Increase our brand awareness. We intend to increase market awareness of our brand and services through leveraging our presence in China’s apparel industry. We changed our name from Sun New Media Inc. to NextMart Inc., which will serve as our unified brand going forward.

•

Continue to explore complementary acquisitions. We intend to continue to seek acquisition of companies or develop strategic relationships that will allow us to create revenues in the business-to-consumer sector. We are particularly interested in companies that have strong marketing operations in the offline retail or direct sales sectors.

In the current fiscal year, we plan to focus our business development efforts around our core apparel subsidiary, William’s Brand Administer Ltd. We have the following strategies for our business-to-business (b2b) and business-to-consumer (b2c) operations.

Creating growth in the b2b sector by:

(1)   Adding b2b Clients. We plan to sign up additional foreign brands and wholesalers for outsourced brand management and apparel design/production.

(2)   Providing b2b Technical Services. We plan to provide technical services (mainly virtual exhibition and e-commerce) to other e-commerce providers in exchange for transactional commissions on sales generated through their websites.

Creating growth in the b2c sector by:

(1)      Building a Direct Sales & Marketing Platform. Online, we plan to develop a digital product catalog for distribution via the Company’s Credit 114 database and Her Village’s female consumer database. Offline, we will explore partnerships and/or acquisitions of direct mail-order catalog companies. We also intend to expand into the offline retail sector for women’s apparel by partnering or acquiring PRC-based apparel chain stores.

 (2)     NextMart Private Labels. We plan to leverage our design, production and brand-building capabilities to launch our own private labels. These private labels will be sold through our direct sales & marketing platform, allowing us to integrate our vertical operations and earn a higher return on sales.

Services

The Company is divided into two principal divisions: the Transactional Services Division and the Marketing & Information Services Division. In fiscal year ended March 31, 2007, the Transaction Services Division accounted for 77.8% of revenues and the Marketing & Information Services Division accounted for 22.2% of revenues.

The Transactional Services Division. The goal of this division is to give business clients production, distribution and sales access to China’s women’s apparel industry in exchange for a commission or service fee. Our services allow clients to bypass inefficiencies in China’s multi-layered distribution systems, enhance margins, and consolidate fragmented distribution systems to design and manufacture product in China. Going forward we plan to build out our operations in women’s fashion and apparel products in connection with our apparel subsidiary, William’s Brand. Although we operate predominantly in the apparel industry, we have supporting operations in the industry for handheld electronics.

We expect the bulk of our revenue in the first phase of strategic development will come from transactional and services fees predominantly in our apparel vertical. Revenue is derived from our offline brand management and production service fees. To grow revenues going forward, we plan to increase our marketing operations to build our client base, and to develop a online sales services for wholesale and retail shopping that can complement our mature offline opertions.

Through our Marketing & Information Services Division, we are leveraging our database assets and partnerships with community media companies to build to build a sticky, web-based community of small businesses and urban consumers for online wholesale distribution and retail shopping. Our strategy is to build one of China’s largest and most accurate multi-vertical databases of buyers of women’s fashion and apparel products and market our own and third-party brands to them.

Our Information Services division markets certain technologies to business, government, and media clients China. The key service is the division’s DjVu (pronounced “déjà vu”) scanning and compression technology. The service is a digital archiving and publishing service. As we expand our database and media offerings, we plan to cross-promote the digital compression technology as a value-added service for customers.

We expect that as our transactional and information services mature, a greater percentage of our revenue will come through the provision of b2b and b2c marketing services, especially in regard to our online wholesale distribution and retail shopping operations. Our information and transactional services will give us proprietary access to critical information about the state of China’s small business and consumer marketplace, which we believe will allow us to create customized integrated marketing solutions for business clients looking for effective communication channels with specific target groups.

Investments in Media and Marketing Companies

As of March 31, 2007, we maintain investments in consumer media and marketing companies that we believe will allow us to offer business customers one-stop-shop interactive marketing solutions that reach directly to China’s key consumer groups. We own 33,642,508 shares, representing a 6.9% interest in Sun 3C Media (AIM:SCCC), an Irish company listed on the Alternative Investment Market in London. These shares have been placed in escrow since July, 2006 pursuant to an escrow agreement by and among various parties including Sun 3C Media and us. According to the escrow agreement, our shares can be released subject to the orderly market arrangements in place, which state that any decision to sell these ordinary shares within 12 months of their release must be approved by Blue Oar Securities Plc, our agent. The shares are eligible for release in two tranches; 50% of the 33,642,508 shares on June 30, 2007 and 50% of the 33,642,508 on June 30, 2008.

We also own 99,629 shares, representing a 5.69% interest in Asia Premium Television Group Inc. (OTCBB:ATVG), an Asia based company listed on the OTCBB; 1,000,000 shares, representing a 3.66% interest in Broadcast International Inc. (OTCBB:BCST), an US company listed on OTCBB; and 1,000,000 shares, representing a 2.77% interest in Validian Corp. (OTCBB:VLDI), a Canadian-based company listed on the OTCBB.

Competition

Presently, we compete in the offline apparel market, and we intend to compete in the online wholesale distribution and retail shopping market in the area of women’s fashion. In our core apparel vertical, we face competition from large-scale apparel groups such as Li & Fung, HK Yida Apparel Co. Ltd, PPG Apparel Co. and smaller apparel manufacturers, design centers and distributors that service foreign brand clients. Many of these competitors have longer histories and larger client bases than we do. In the online space, we expect to face competition from b2b and b2c e-commerce providers that sell fashion and apparel products. Some of these competitors may be horizontal service providers such as Alibaba.com, Hui Cong, Taobao.com and Global Sources and others may be apparel specialists such as Li & Fung Online.

In the media and information sector, the main competitors in the industry continue to be state-owned media groups, industry associations, and government agencies. In the private sector, our principal competitor is Hui Cong, an information services and business search company that focuses on the domestic market. We also face indirect competition from Global Sources, a business information service companies that are primarily focused on the import-export marketplace.

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

•      Sun China Media (Beijing) International Advertising Co. Ltd, a PRC company controlled by us by contract which is engaged in the advertising business.  It is 70% owned by Qiong Zhou, and 30% owned by Guosheng Wang, both of whom are non-executive employees of the Company.

•      Dragon List Co. Ltd, a PRC company controlled by us by contract and is engaged in digital publishing business.  It is 70% owned by Qiong Zhou, and 30% owned by Jacob Di, both of whom are non-executive employees of the Company.

•      Sun Trade Media (Beijing) Co. Ltd, a PRC company controlled by us by contract and is engaged in digital publishing business.  It is 70% owned by Qiong Zhou, and 30% owned by Jacob Di, both of whom are non-executive employees of the Company.

•      Sun Asia (Beijing) Investments Consultants Ltd, a PRC company controlled by us by contract and is engaged in the provision of consultancy services.  It is 60% owned by Qiong Zhou, and 40% owned by Xiaoang Li, both of whom are non-executive employees of the Company.

•      NextMart Technology (Beijing) Co. Ltd, a PRC company controlled by us by contract and is engaged in software development.  It is 70% owned by Qiong Zhou, and 30% owned by Jacob Di, both of whom are non-executive employees of the Company.

•      Wuhan Xinda Weiye Trade and Development Co. Ltd, a PRC company controlled by us by contract and engaged in trading.  It is 40% owned by Jin Liu, 30% owned by Wanzhi Zhu and 30% owned by Mingde Jiang, all of whom are non-executive employees of the Company.

•      Beijing Trans Global Logistics, a PRC company 80% by us by contract and engaged in trading.  It is 80% owned by Qiong Zhou, 10% owned by Yong Li and 10% owned by Mianchun Wang, Qiong Zhou is a non-executive employees of the Company.

•      Naixiu Exhibition (Beijing) Co. Ltd, a PRC company that is controlled by us and owned 50% Li Yong and 50% by Wang Jinghchun. Li Yong and Wang Jingchun are non-executive employees of the Company.

The capital investment in these VIEs is funded by the Company and transferred to the VIEs via contractual agreements between the Company (or its non-PRC subsidiary) and the PRC employees who own the VIEs. As of March 31, 2007, the total amount of capital investment that was transferred to the VIEs listed above was US$3,451,000.  Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by PRC laws and regulations or to our designees at any time for the outstanding amount of injected captial investment, and all voting rights of the VIEs are assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs.  Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services.

Employees

As of July 9, 2007, we had 44 employees. Of our employees, 8 were in management; 19 were in finance, legal & administration; 5 in business development and research & development and 12 in sales and marketing.

Recent Developments

On July 6, 2007, we completed the cancellation of 28,500,000 million our own shares that were returned to us. The shares were returned through three separate agreements: an agreement with the sellers of Focus Channel Development Co. Ltd, dated November 21, 2006 that returned 14,900,000 of our shares; an agreement with Sun Culture Foundation dated March 26, 2007 that returned 7,600,000 of our shares; and an agreement with Sun Media Investment Holdings dated April 9, 2007 that returned 6,000,000 of our shares.

On May 2, 2007, we reincorporated in the State of Delaware which changed our corporate domicile from Minnesota to Delaware. On that same date, we changed our name from “Sun New Media Inc.” to “NextMart, Inc.”

On April 27, 2007, we issued 6.9 million shares of our common stock to Panpac Tech Strategic Limited, a wholly-owned subsidiary of The Lexicon Group Ltd (“TLG”)(formerly “Sun Business Network Ltd.”) to satisfy a contractual obligation to TLG relating to the Sale and Purchase Agreement (“the Agreement”) between the parties dated November 21, 2005. In the original Sale and Purchase Agreement, we purchased certain assets, including various on-line publishing rights, from TLG for an aggregate consideration of the issuance of 13.8 million of our shares. The consideration was to be satisfied in two installments of 6.9 million shares. The fir st installment of 6.9 million shares was issued upon the completion of the deal. The second installment of 6.9 million shares remained subject to a profit guarantee for the acquired business of PAT $2,415,000 by December 2006.

In July 2006, we sold part of the acquired business to Sun TV Shop Plc (now “Sun 3C Plc”)(AIM:SCCC) for a gain in excess of $2,415,000, satisfied in Sun 3C stock. We determined this gain to satisfy TLG’s profit guarantee of $2,415,000 and proceeded with the second share issuance of 6.9 million shares, pursuant to the original Agreement between TLG and us.

The agreement is incorporated by reference in our Form 8-K filed on November 23, 2005. We further disclosed that these 6.9 million NextMart shares issued to TLGk would be held in escrow, along with 6.9 million NextMart shares contributed by Sun Media Investment Holdings until at least June 30, 2008, pursuant to a Pooling Agreement between TLG, Sun Media Investment, and us dated March 31, 2007.

On April 11, 2007, we entered into a partnership agreement with Her Village Co. Ltd (‘Her Village’), a related party of Sun Media Investment Holdings (SMIH), one of our significant  shareholders, for certain exclusive marketing access within Her Village’s multimedia products — namely, its e-magazines. Her Village is a wholly-owned subsidiary of Yang Lan Studio Ltd., which is 100% owned and controlled by Ms. Yang Lan, the spouse of our Chairman Dr. Bruno Wu. As part of the agreement, we agreed to pay for the production of Her Village’s online multimedia products at cost, approximately $180,000 per annum and receive the revenues generated from the sale of such products, subject to the payment of a 10% sales commission to her Village on all transactions generated by Her Village. As of the date of this Report, we have not yet completed this transaction.

On April 9, 2007, we entered into agreement with SMIH to sell certain non-core assets in exchange for a total consideration of $4.15 million dollars. The assets to be sold are: Two real estate properties in Beijing; a 30% investment stake in Global Woman Multimedia Co. Ltd; and 100% of the share capital of Lifestyle Magazines Publishing Co. Ltd. According to the terms of the agreement, SMIH will satisfy the $4.15 million consideration by transferring to us 1 million shares of Validian Corp. (OTCBB:VLDI)(“Validian’) and (ii) a promissory note of Validian in favor of SMIH with a principal amount of $500,000; and by returning to us 6 million of our common shares held by SMIH. As of the date of this filing, we have not yet completed this transaction. However, we have already received and further cancelled the 6 million shares returned to us from SMIH.

Disclosure Regarding Forward Looking and Cautionary Statements.

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-KSB includes “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts included in this Form 10-KSB regarding the Company’s financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management’s expectations of future events. Although we believe the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-KSB. All written and oral forward looking statements attributable to us or persons acting on our behalf subsequent to the date of this Form 10-KSB are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements. Certain risks and uncertainties are inherent in the Company’s business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-KSB:

Item 1A.      Risk Factors

Risks Related to Our Business

Our short operating history and rapidly evolving business makes it difficult for us to accurately forecast revenues and expenses.

During the last two fiscal quarters of year ended March 31, 2007, we changed our business focus to the women’s apparel vertical market, through the acquisition of new businesses, including Williams Brand Ltd, and entering into related joint ventures. As a component of our restructuring, we also divested ourselves of certain non core assets and operations. These divested assets and operations contributed significantly to our operations for the 2007 and 2006 fiscal year end periods.  In light of these changes, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries in China.  As a result, it will be difficult for us to predict future revenues and operating expenses with a great deal of certainty. We based our expense levels, in part, on our expectations of future revenues from these transactions. If our interactive marketing and sales services business develops slower than we expect, our losses may be higher than anticipated and may cause our stock price to decline.

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

Our principal focus is on our PRC-based Marketing, Information and Transactional Services, which we are creating through the acquisition of various entities and assets. Certain of these transactions have only recently closed. Accordingly, while our financial statements contained herein for the 2007 year end period include pro-forma financial statement of some of the recently acquired business, nonetheless it may be difficult to evaluate our business based upon our historical financial results, including those for the year ended March 31 2007. If we are unable to successfully operate and integrate the businesses we acquire, our business will not be successful. We expect to continually look for new businesses to acquire to maintain and sustain our operations. If we fail to identify such business, are unable to acquire such businesses on reasonable terms, or fail to successfully integrate such businesses, our operating results and prospects could be harmed.

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

The use of the Internet as a marketing channel is at an early stage in China. Internet and broadband penetration rates in China are both relatively low compared to those in most developed countries. Many of our current and potential customers have limited experience with the Internet as a marketing channel, and historically have not devoted a significant portion of their marketing budgets to online marketing and promotion. As a result, they may not consider the Internet effective in promoting their products and services as compared to traditional print and broadcast media. Our ability to generate significant revenues may be negatively impacted by a number of factors, many of which are beyond our control, including:

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

We expect to face significant competition in our interactive marketing and sales services business, particularly from other companies that seek to provide online marketing services. Our main competitors include Sohu.com, Alibaba.com, Tom Online, Beijing Media in China and Next Media Group in Hong Kong. Many of these competitors have significantly greater financial resources than we do. They also have longer operating histories and more experience in attracting and retaining users and managing customers than we do. They may use their experience and resources to compete with us in a variety of ways, including by competing more heavily for users, customers, distributors and networks of third-party websites, investing more heavily in research and development and making acquisitions.

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

Fluctuation and impairment of marketable securities will materially impact our net income

We own securities in a number of public companies. These marketable securities are carried at fair market value, fluctuation of market price of those securities could adversely impact net income and earnings per share, we have no control over the market price of those securities and cannot predict the possible impact to our financial result.

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

Although we are a Delaware corporation, all of our operations and employees are located in the PRC. As such, there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with certain of our affiliated Chinese entities. We are considered foreign persons or foreign invested enterprises under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Internet and advertising companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

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

As of March 31, 2007, our principal shareholders and their affiliated entities own approximately 12.25% of our outstanding common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our Common stock. These actions may be taken even if they are opposed by our other shareholders.

There are certain inter-locking relationships and potential conflicts of interest with our Chairman, His Spouse, and a Significant Shareholder.

Dr. Bruno Wu, our Chairman and Chief Executive Officer is also Chairman and Director of Sun Media Investment Holdings Limited (“SMIH”), one of our significant shareholders. Dr. Wu’s wife is the majority shareholder of SMIH. We also have entered into several transactions involving SMIH or entities controlled by SMIH, including a recent transaction with Her Village Co., Ltd. In addition, the parties may enter into future arrangements, including modifications to existing agreements, which have not been determined at this time. Although our management believes that each of these past transactions were entered into in our best interests (and for future transactions our management will endeavor at all times to maintain our best interests in any such transaction(s)), they were not the product of any arm’s length negotiations between the parties, nor did we obtain an independent fairness opinion with respect to these transactions. Therefore, conflicts of interest between such parties and us have existed in the past and may continue in the future and may have an adverse impact on our business.

Our officers and directors may allocate their time and efforts to other businesses thereby causing conflicts of interest in their determination as to whether or not to present business opportunities to the Company and as to how much time to devote to our affairs.

Our officers and directors, including Dr. Wu, are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. All of our executive officers are engaged in several other business endeavours and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’

other business affairs require them to devote more substantial amounts of time to such affairs, it could have a negative impact on our financial condition, results of operations and future business prospects.

We intend to protect our interests in having these officers and directors remain part of the Company and prioritize their time and resources in such a way that will benefit the interests of us, although no assurances thereof can be given.

Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  The Company intends to protect its interests in having these officers and directors remain part of the Company and prioritize their time and resources in such a way that will benefit the Company, although no assurances thereof can be given.

Risks Related to Doing Business in China

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

As our interactive marketing and sales services business expands, we expect an increasing portion of our business operations to be conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While China’s economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by governmental control over capital investments or changes in tax regulations that may be applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

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

We conduct all of our operations in China and all of our assets are located in China. In addition, all of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China on our senior executive officers, including matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the conversion of RMB to foreign currencies and, in certain cases, the remittance of currencies out of China. As our interactive marketing and sales services business expands, we expect to derive an increasing percentage of our revenues in RMB. Under our current structure, we expect our income will be primarily derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entities to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest and principal payments on outstanding notes (including our recently completed convertible note financing) and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required when RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government at its discretion also may restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of our common stock.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. This change in policy has resulted in an approximately 7.9% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and significant appreciation of the RMB against the U.S. dollar. As our interactive marketing and sales services business continues to grow, a greater portion of our revenues and costs will be denominated in RMB, while a significant portion of our financial assets may be denominated in U.S. dollars. We expect to rely significantly on dividends and other fees paid to us by our subsidiaries and affiliated entities in China. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes.

We may not be able to consolidate the financial results of some of our affiliated companies or such consolidation could materially adversely affect our operating results and financial condition.

For PRC regulatory reasons, much of our operations are conducted through companies which for accounting purposes currently are considered variable interest entities (“VIE’s”). We are considered the primary beneficiary of such entities, and as such are required to consolidate their respective financial results in our consolidated financial statements. In the event that in the future a company we hold as a VIE would no longer meet the definition of a VIE, or we are deemed not to be the primary beneficiary for any reason, we would not be able to consolidate line by line that entity’s financial results in our consolidated financial statements. Moreover, if the PRC changes its regulations such that our current VIE arrangements are disallowed, then we could conceivably lose our control over such VIE entities. Also, in the future it is possible that other companies due to contractual obligations may become a VIE of us and thus we would be the primary beneficiary. In such event, we would be required to consolidate that entity’s financial results in our consolidated financial statements. If such entity’s financial results were negative, this could have a corresponding negative impact on our operating results.

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

We expect to require additional cash resources to fund our operations, as well as investments or acquisitions which we may decide to pursue. To satisfy our cash requirements, we may seek to sell additional equity or debt securities (in addition to our recently completed financing or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Substantial future sales or the perception of sales of our common stock in the public market could cause the price of our common stock to decline.

Sales of our common stock in the public market or the perception that these sales could occur, could cause the market price of our common stock to decline. As of July 9, 2007, approximately 35,928,934 shares, or 41% of our outstanding shares will be freely transferable without restriction or additional registration under the Securities Act of 1933, as amended, or the Securities Act or are subject to a pending registration statement. The remaining common stock outstanding as of such date will be available for sale, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act.

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

These requirements first apply to our annual report on Form 10-KSB for the fiscal year ending March 31, 2008. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We are a young company with limited accounting personnel and other resources with which to address our internal controls and procedures. If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting at a reasonable assurance level. Moreover, effective internal controls over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

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

 Item 2. Properties

     The majority of our operations are in China, where we have leased offices in Beijing, Shanghai, and Hong Kong. Our Beijing office consists of 8,740 square feet. The lease extends for a period of two years terminating on July 31, 2008. Our annual rent is $192,569. Our Shanghai office consists of 11,754 square feet. We sublease the space from SMIH on a month to month basis. Our annual rent is $110,672. Our Hong Kong office consists of 366 square feet. The lease extends for a period of 1 year terminating on March 31, 2008. Our annual rent is approximately $18,000. We believe that our existing facilities are adequate to meet our current requirements, and that future growth can be accommodated by leasing additional or alternative space.

 Item 3. Legal Proceedings

     We are not aware of any pending legal proceedings against us. We may in future be party to litigation arising in the course of our business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

 Item 4. Submissions of Matters to a Vote of Security Holders

None

Part II.

Item 5. Market for Common Equity and Related Shareholder Matters

We effected our initial public offering of our common stock on June 14, 1999. Our common stock is quoted on the OTC Bulletin Board under the symbol “NXMR.” There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic, and highly volatile. The absence of an active market may have an effect upon the high and low price as reported. The following table sets forth the high and low closing sales price of our common stock as reported on OTC Bulletin Board for the periods indicated:

	High	Low
Fiscal 2004
First Quarter	$0.86	$0.42
Second Quarter	$0.70	$0.70
Third Quarter	$0.34	$0.34
Fourth Quarter	$0.60	$0.60

Fiscal 2005
First Quarter	$1.90	$1.40
Second Quarter	$5.10	$1.24
Third Quarter	$4.88	$2.82
Fourth Quarter	$4.20	$2.84

Fiscal 2006
First Quarter	$4.15	$3.00
Second Quarter	$4.35	$3.60

Fiscal 2007
First Quarter	$6.28	$3.61
Second Quarter	$4.37	$2.68
Third Quarter	$2.70	$0.61
Fourth Quarter	$0.91	$0.50

Fiscal 2008
First Quarter	$0.48	$0.28
Second Quarter (up until July 9, 2007)	$0.36	$0.33

The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On July 9, 2007, the last reported sale price for our common stock on the OTC Bulletin Board was $0.36 per share. As of July 9, 2007, there were 441 record holders of our common stock.

Dividend Policy

     We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans.

     For Securities Authorized For Issuance Under Equity Compensation Plans as required under Item 201 of Regulation S-B, please refer to the table in Part III-Item 13.

Recent Sales of Securities

     During the quarter ended March 31, 2007, we issued shares in the following transactions pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”).

On January 4, 2007, we issued 37,701 shares of common stock to Barron Partners LP (“Barron”) to satisfy an interest payment on a $918,000 note that was sold to Barron on December 31, 2005. The note carried 22% interest and was converted by Barron on May 19, 2006, 139 days following the signing of the agreement.

On February 1 2007, we issued a total of 138,066 shares to the sellers of Beijing Trans Global Logistics Ltd pursuant to the Sale and Purchase Agreement dated October 19, 2006. 64,506 shares were issued to the China Electronic Appliance Corporation (“CEAC”), 36,780 shares were issued to Mr. Li Yong and 36,780 shares were issued to Mr. Wang Jinchun,

On February 2 2007, we issued a total of 1,163,793 shares to Mr. Ren Huiliang pursuant to the Sale and Purchase Agreement for William Textiles Limited between the Company and Mr. Ren, completed on September 30, 2006.

We believe that the above stock issuances qualify as an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, as the transaction involved less that 35 unaccredited investors, and each investor had access to information about us and their investment

Item 6 Management Discussion and Analysis

Overview

Our principal focus is our business-to-business brand and apparel production management business in Shanghai, PRC. Our goal is to develop China’s largest online shopping community for wholesale distribution and retail shopping in the apparel and women’s fashion industry. We are working toward a smaller organizational structure centered around William’s Brand, our key women’s apparel subsidiary and transactional service provider. In fiscal 2008, we plan to build revenues by leveraging our core competency in online marketing, design, production and channel management in the area of women’s fashion and apparel.

As of March 31, 2007, we completed several acquisitions, and divested certain assets that are unrelated to the women’s fashion industry. We also announced a number of initiatives that have closed or are expect to close subsequent to March 31, 2007. These initiatives were designed to reduce total overhead, rationalize non-core assets or operations and reduce the number of issued and outstanding shares of our common stock (See “Business — Recent Developments). Particularly, we divested of our beverage business in the fourth quarter which we operated in the first three quarters of the fiscal year ended March 31, 2007. We also divested certain real estate holdings and announced our intentions to move our corporate headquarters to Shanghai, PRC.

As a result of these initiatives, we expect that our results of operations for future periods will be materially different and that our principal sources of revenue, operating expenses and profits will be derived from our apparel and women’s fashion business.

Results of Operations

Fiscal Year Ended March 31, 2007 compared with the six-month period Ended March 31, 2006

The following discussion reflects our results from operations for the 12 month fiscal period ended March 31, 2007 compared with the 6 month fiscal period ended March 31, 2006. The period ended March 31, 2006 is shortened (6 months) because we changed our fiscal year end date from September 30 to March 31in February 2006. Therefore, as a result such shorted period and due to the change of our business focus which occurred during the 2007 period, we have not presented a thorough period to period comparison of our results of operations.

We reported total revenue of $20.4 million for the 12-month period ended March 31, 2007 with a net loss of $31.4 million, or $0.31 per share outstanding. The results include a loss of discontinued operations of $28.3 million mainly caused by impairment loss for intangibles and goodwill as well as accounts receivable adjustments due to the discontinuation of beverage business, an impairment loss of $9.2 million for the intangibles primarily relating to certain digital publishing rights, stock-based employee incentive compensation of $3.2 million, and amortization of discount on notes of $2.6 million for the fiscal year ended March 31, 2007.

Revenue. The Company recognized $20.4 million in revenue for the 12-month period ended March 31, 2007 compared to $4,261 for the 6-month period ended March 31, 2006. The large disparity in revenues between the two years is due to the limited operating history of our current business during fiscal 2006. The revenue in 2007 was reported through two segments: Transactional Services and Marketing and Information Services, which represent 77.8% and 22.2% respectively, of our total continuing operations revenue in 2007. The increase in revenue is attributable to several factors, including:  our Transactional Services revenue was positively impacted by the completion of our acquisitions in the apparel and electronic component verticals; and we changed our fiscal year end date from September 30 to March 31 in February 2006, thereby shortening fiscal 2006 to a 6-month period ended March 31, 2006.

Costs of Revenue. Cost of revenue for the fiscal period ended March 31, 2007 was $6.1 million. Transactional Services costs were 85.1% of the total, or approximately $5.2 million. The remaining costs for the period were $0.9 million or 14.9% and related to direct costs, such as printing costs, editorial costs and distribution costs within our Marketing and Information Services businesses.  Transactional Services cost of revenue increased for the fiscal year ended March 31, 2007 as compared to the prior year ended March 31, 2006 due to the completed acquisitions of our electronics components and apparels vertical businesses. Our total gross margin for the 12-month period ended March 31, 2007 was $14.3 million, or 70.1% as a percentage of sales.

Expenses.  Excluding loss of discontinued operations of $28.3 million, total expenses for the fiscal year ended March 31, 2007 were approximately $26.4 million. The expenses include an impairment loss of $9.2 million for the intangibles primarily relating to certain Digital Publishing Rights, stock-based employee incentive compensation of $3.2 million, and amortization of discount on notes of $2.6 million for the fiscal year ended March 31, 2007. Excluding the above-mentioned non-cash expenses, operating expenses would have been approximately $11.4 million for fiscal year ended March 31, 2007. These $11.4 million of operating expenses include expenses related to employee compensation of $2.6 million, other general administrative of $3.5 million and marketing/sales of $0.2 million, depreciation and amortization of $2.7 million, consulting and professional fees of $1.6 million, bad debt provision of $0.8 million, and income tax expenses of $0.2 million for the fiscal year ended March 31, 2007.

Loss of Discontinued Operations. Loss of discontinued operations of $28.3 million, or $0.28 per share outstanding, is associated with the beverage business, including an impairment loss of $26.3 million primarily for intangibles and goodwill arising out of the Focus acquisition and a $2.4 million accounts receivable adjustment. The discontinuation of our beverage distribution business was due to a combination of factors, including: financial difficulties experienced by our distribution partner after their largest supplier changed its inventory policy; and increasingly high working capital requirements brought on by a reliance on large retail chain customers that had extended payback cycles.

Other Income and Losses. Other income for the fiscal year ended March 31, 2007 was $10.7 million. This is due mainly to gain on the sale of non-core business-to-consumer (“B2C”) assets to Sun 3C Media Plc (Formerly Sun TV Shop) (“Sun 3C”). These assets consisted of our interest in a digital mail order catalogue publishing and merchandising business. This digital catalogue business had an exclusive distribution contract with I-Gem International, a leading Singapore-based e-commerce jewelry provider, to market and sell various types of jewelry in Mainland China through e-catalogues. At the time, we deemed this business as non-core to our business strategy.

The Sale & Purchase agreement with Sun 3C relating to the divestment of these non-core business-to-consumer assets was entered into on June 30, 2006. In exchange for the sold assets, we received 33,642,508 shares in Sun 3C. These shares are being held in escrow pursuant to an escrow agreement by and among various parties including Sun 3C and us. They account for approximately 6.9% of Sun 3C shares outstanding. As of July 6, 2006 they were valued at approximately US$11.9 million based upon the closing market price of Sun 3C stock.

Other losses were $1.5 million, mainly due to the sale of 150 million shares in the Lexicon Group Ltd. (Formerly “Sun Business Network Ltd.”) to Maxi Surplus Ltd., a Singaporean Company.

Net Loss. Our net loss for the fiscal year ended March 31, 2007 was $31.4 million. The net loss included a loss from continuing operations of $3.1 million and a loss from discontinued operations of $28.3 million.

6-months Ended March 31, 2006

Except for certain employee and financing related charges, our operating results for the period ended March 31, 2006 principally reflect our online brokerage business, which has since been divested.

We have restated our results of operation for the 6-month ended March 31, 2006 by separating the stock based compensation expenses and loss from discontinued business.

Revenue. Total revenue for the 6-month period ended March 31, 2006 was $4,261, which attributable to the informtion service business.

Expenses. Our total expenses for the 6-month period ended March 31, 2006 were $13.1 million. These included expenses related to stock-based compensation of $9.7 million, convertible notes discount costs of $0.1 million and provision for impairment loss in marketable securities of $1.5 million.

Excluding the expenses relating to the non-cash expenses associated with incentive compensation, warrants and convertible notes, our total operating expenses would have been $1.8 million. Of this amount approximately $0.4 million was for legal and professional fees incurred for acquisitions.

Net Loss. Our net loss for the 6-month period ended March 31, 2006 was $13.1 million including non-cash expenses of about $11.3 million.

Liquidity and Capital Resources.  As of March 31, 2007, we had approximately $2.7 million (2006: $1.4 million) in cash and cash equivalents and $13.5 million ($8.1 million) in marketable securities. Among our securities are 33,642,508 shares, representing a 6.9% interest in Sun 3C Media (AIM:SCCC), an Irish company listed on the Alternative Investment Market in London. These shares have been placed in escrow since July, 2006 pursuant to an escrow agreement by and among various parties including Sun 3C Media and us. According to the escrow agreement, our shares can be released subject to the orderly market arrangements in place, which state that any decision to sell these ordinary shares within 12 months of their release must be approved by Blue Oar Securities Plc, our agent. The shares are eligible for release in two tranches; 50% of the 33,642,508 shares on June 30, 2007 and 50% of the 33,642,508 on June 30, 2008.

As of June 30, 2007, warrants with a weighted average exercise price per share of $1.63 and an aggregate exercise price of $9.8 million remained outstanding. As a comparison, as of June 18, 2006, warrants with a weighted average exercise price per share of $3.51 and an aggregate exercise price of $40.5 million remained outstanding. Proceeds from the conversion of outstanding warrants will be used for working capital, including new acquisitions. The Company’s cash needs in 2007 were primarily satisfied through the issuance of common stock and convertible notes. If we are unsuccessful in raising further new capital, our ability to seek strategic acquisitions to grow our business could be adversely affected.

Off-Balance Sheet Arrangement

     As of March 31, 2007, we do not have any off-balance sheet arrangements.

Capital Expenditure Commitments

     We had no material capital expenditures for the period ended March 31, 2007. However we expect to invest approximately $250,000 in capital expenditure over the next 12 months.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It is expected to expand the use of fair value measurements which is consistent with the Financial Accounting Standards Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for our first fiscal year that begins after November 15, 2007, which is our fiscal year 2009 that begins in April 2008. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” or SFAS 157. This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

In June 2006, the Emerging Issues Task Force, or EITF, issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” or EITF 06-3. EITF 06-3 provides guidance on the presentation in the income statement of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 requires that taxes be presented in the income statement either on a gross basis (included in revenues and costs) or a net basis (excluded from revenues), and that this accounting policy decision be disclosed. EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Adoption of EITF 06-3 did not have a material impact to our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for years beginning after December 15, 2006. We do not believe the adoption of FIN 48 will have a material impact to our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108. SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

FSP EITF 00-19-2. In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements,” or FSP EITF 00-19-2. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the United States Securities Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 is not expected to have an impact on our consolidated financial statements.

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

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities, or VIEs for which the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method. The Company has adopted FASB Interpretation No.46R consolidation of Variable Interest Entities, FIN 46R, an Interpretation of Accounting Research Bulletin No.51. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns.The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

•                  Sun China Media (Beijing) International Advertising Co. Ltd, a PRC company controlled by us by contract which is engaged in the advertising business.  It is 70% owned by Qiong Zhou, and 30% owned by Guosheng Wang, both of whom are non-executive employees of the Company.

•                  Dragon List Co. Ltd, a PRC company controlled by us by contract and is engaged in digital publishing business.  It is 70% owned by Qiong Zhou, and 30% owned by Jacob Di, both of whom are non-executive employees of the Company.

•                  Sun Trade Media (Beijing) Co. Ltd, a PRC company controlled by us by contract and is engaged in digital publishing business.  It is 70% owned by Qiong Zhou, and 30% owned by Jacob Di, both of whom are non-executive employees of the Company.

•                  Sun Asia (Beijing) Investments Consultants Ltd, a PRC company controlled by us by contract and is engaged in the provision of consultancy services.  It is 60% owned by Qiong Zhou, and 40% owned by Xiaoang Li, both of whom are non-executive employees of the Company.

•                  NextMart Technology (Beijing) Co. Ltd, a PRC company controlled by us by contract and is engaged in software development.  It is 70% owned by Qiong Zhou, and 30% owned by Jacob Di, both of whom are non-executive employees of the Company.

•                  Wuhan Xinda Weiye Trade and Development Co. Ltd, a PRC company controlled by us by contract and engaged in trading.  It is 40% owned by Jin Liu, 30% owned by Wanzhi Zhu and 30% owned by Mingde Jiang, all of whom are non-executive employees of the Company.

•                  Beijing Trans Global Logistics, a PRC company 80% by us by contract and engaged in trading.  It is 80% owned by Qiong Zhou, 10% owned by Yong Li and 10% owned by Mianchun Wang, Qiong Zhou is a non-executive employees of the Company.

•                  Naixiu Exhibition (Beijing) Co. Ltd, a PRC company that is controlled by us and owned 50% Li Yong and 50% by Wang Jinghchun. Li Yong and Wang Jingchun are non-executive employees of the Company.

The capital investment in these VIEs is funded by the Company and transferred to the VIEs via contractual agreements between the Company (or its non-PRC subsidiary) and the PRC employees who own the VIEs. As of March 31, 2007, the total amount of capital investment that was transferred to the VIEs listed above was US$3,451,000.  Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by PRC laws and regulations or to our designees at any time for the outstanding amount of injected captial investment, and all voting rights of the VIEs are assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs.  Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services.

Revenue recognition

We generate revenue through the provision of marketing, information, and transactional services. The Company recognizes revenues from transaction and information services in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” when all of the following conditions exist: persuasive evidence of an arrangement exists in the form of an accepted purchase order; delivery has occurred, based on shipping terms, or services have been rendered; the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and collectibility is reasonably assured.

The Transactional Services include primarily the apparel vertical business and electronic components business. We recognize revenue for the transactional business when the goods have been shipped or delivered and a purchase order exists. The Marketing and Information Services includes newspaper and magazine business and marketing consulting services. The Company recognize revenue for the Marketing and Information Services when the services have been rendered.

Trade receivables  and allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers to minimize credit risk. The allowance for doubtful accounts is based on management’s estimates of the collectibility of its accounts receivable after analyzing historical bad debts, customer concentrations, customer credit worthiness, and current economic trends. Specifically, the Company reviews the aged accounts receivable listing for balances that are specifically identifiable as credit risks or uncollectible, and may use judgment for calculation of allowance for doubtful accounts.

Goodwill and intangible assets, net

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries and VIEs. Under Statement of Financial Accounting Standards, FAS No.142, Goodwill and Other Intangible Assets, FAS 142, goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS 142.

The Company applies the criteria specified in SFAS No.141, Business Combinations to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the contractual-legal or separability criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No.144, accounting for the Impairment or Disposal of Long-lived Assets. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

Impairment  of Long-lived Assets

The Company asseses the carrying value of long-lived assets in accordance with SFAS No.144, accounting for the Impairment or Disposal of Long-lived Assets. Factors considered important which could trigger this review include significant decrease in operating results, significant changes in its use of assets, competitive factors and the strategy of it business, and significant negative industry or economic trends. The company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on the reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.  When the Company determine that the carrying value of long-lived may not be recoverable based on as assessment of future undiscounted cash flows from the use of those assets, an impairment charge to reord the assets at fair value may be recorded. Impairment is measured based on fair values utilizing estimated discounted cash flow, published thirty-party sources, and third-party offers.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with FASB No. 130, “Reporting Comprehensive Income (Loss). The components of comprehensive loss for the Company include currency translation adjustments and unrealized loss on marketable securities.

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

Item 7. Financial Statements

Financial Statements

NextMart, Inc.

Consolidated Financial Statements

Period from April 1, 2006 to March 31, 2007

(Expressed In United States Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NextMart, Inc.

We have audited the accompanying consolidated balance sheets of NextMart, Inc (f/k/a Sun New Media, Inc.) as of March 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period from October 1, 2005 to March 31, 2006 and for the year ended March 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006 and the results of its operations and its cash flows for the period from October 1, 2005 to March 31, 2006 and for the year ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk, LLP

New York, New York
June 29, 2007

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and March 31, 2006

		As of	As of
	Note	31-Mar-07	31-Mar-06
		US$	US$

ASSETS
Current Assets
Cash and bank balances		2,699,949	1,373,715
Accounts receivable, net of provision for doubtful debts $47,804		3,813,058	415,735
Other receivable, prepayments and deposits	8	8,491,439	466,396
Inventories		128,011	85,346
Marketable securities		13,459,884	8,140,377
Amounts due from stockholders	9	63,097	292,106
Amounts due from related parties	9	630,917	892,699

Total current assets		29,286,355	11,666,374
Investment in associated company		544,875	24,987
Goodwill and intangible assets	4	25,950,208	61,794,537
Plant and equipment	5	5,316,191	2,205,536
Clearing broker deposit		—	36,980

Total Assets		61,097,629	75,728,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable		820,742	987,238
Other payables and accruals	10	2,402,123	6,928,098
Amounts due to related parties	9	238,859	489,122
Factoring loan	11	195,340	233,043

Total current liabilities		3,657,064	8,637,501

Minority interest		1,289,633	(101,520)
Convertible notes	6	1,500,000	2,816,000
Discount on convertible notes and warrants	6	(867,409)	(2,570,634)
Commitments and Contingencies	12
STOCKHOLDERS’ EQUITY
Common stock; authorized 350,000,000 shares, US$0.01 par value
Preference stock, authorized 150,000,000 shares, US$0.01 par value 93,193,184 (2006: 84,055,510) shares of common stock issued and outstanding, US$0.01 par value		931,931	840,555
20,000 (2006: 14,537,253) shares of common stock reserved to be issued, US$0.01 par value		200	145,372
Additional paid in capital		104,107,979	79,439,397
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments		(87,824)	1,920
Unrealized loss on marketable securities		(4,510,778)	—
Total accumulated comprehensive (loss) income		(4,598,602)	1,920
Deficit		(44,923,167)	(13,480,177)
Total stockholders’ equity		55,518,341	66,947,067

Total liabilities and stockholder’s equity		61,097,629	75,728,414

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended March 31, 2007 and the six months ended March 31, 2006

		Fiscal Year Ended	Six Months Ended March 31, 2006
	Note	March 31, 2007	(Restated)
		US$	US$

Revenues		20,413,762	4,261
Costs of revenue		6,112,617	—

Gross Profit		14,301,145	4,261

Operating Expenses
General and administrative
Stock Based Compensation Costs		3,194,450	9,654,099
Other General and administrative		6,102,237	950,740
Marketing and sales		208,843
Depreciation and amortization		2,716,105	6,035
Consulting and professional fees		1,590,018	959,658
Bad Debt Write-off	13	804,438	—
Impairment loss on Marketable Securities		—	1,456,221
Impairment loss on intangible assets		9,171,670	—
Total operating expenses		23,787,761	13,026,753
Operating loss from continuing operations		(9,486,616)	(13,022,492)
Interest income		23,916	637
Amortization of discount on notes		(2,570,634)	(105,807)
Other income from divestment of non-core assets		10,742,791	37,590
Other loss		(1,468,016)	—
Share of profits/ (losses) from affiliates		245,370	—
Loss before income tax expense and minority interests		(2,513,189)	(13,090,072)
Income tax expenses	7	(89,387)	—
Loss after income tax expense and before minority interests		(2,602,576)	(13,090,072)
Minority interests		(497,797)	—
Loss after income tax expense and minority interests		(3,100,373)	(13,090,072)
Other comprehensive loss – Currency translation adjustment		16,918	—
Net Loss from continuing operations		(3,117,291)	(13,090,072)
Gain (Loss) from discontinued operations		(28,325,699)	(56,104)
Net Loss		(31,442,990)	(13,146,176)
Other comprehensive income		(4,600,523)
Comprehensive loss		(36,043,513)	(13,146,176)

Basic loss per share		(0.31)	(0.18)
Shares used in computing basic loss per share		100,416,024	72,809,160
Diluted net loss per share		(0.31)	(0.18)
Shares used in computing diluted loss per share		105,157,061	72,809,160
Loss per share of discontinued operations		(0.28)	(0.00)

 The period ended March 31, 2006 is shortened (6 months) because we changed our fiscal year end date from September 30 to March 31 in February 2006. We restated the Consolidated Statements of Operations for the six months ended March 31, 2006 by separating the stock based compensation expenses and loss from discontinued business.

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the year ended March 31, 2007 and the six months ended March 31, 2006

	Common Shares				Additional		Foreign currency	Unrealized loss on
	Issued		Reserved & to be issued		paid in		translation	marketable
	No. of shares	Amounts	No. of shares	Amounts	capital	Deficit	adjustments	securities	Total
		US$		US$	US$	US$	US$	US$	US$
Balance, October 1, 2005	9,259,370	92,594	55,250,000	552,500	5,250	(334,001)			316,343
Issuance of stocks for acquisition from SNMG	55,250,000	552,500	(55,250,000)	(552,500)					—
Issuance of stocks for stock options exercised	43,000	430			34,090				34,520
Issuance of stocks for stock purchase	296,000	2,960			651,840				654,800
Issuance of stocks for acquisition of Focus	14,900,000	149,000			24,851,013				25,000,013
Issuance of stocks for finders fee	2,000,000	20,000			7,780,000				7,800,000
Issuance of stocks for acquisition of Telefaith	853,333	8,533			359,396				367,929
Issuance of stocks for acquisition of Magzone	409,207	4,092			1,595,910				1,600,002
Issuance of stocks for employees’ performance incentives	1,044,600	10,446			3,868,653				3,879,099
Issuance of stocks for purchase of assets			1,156,303	11,563	4,035,497				4,047,060
Issuance of stocks for grant of license from SBN			6,900,000	69,000	24,081,000				24,150,000
Issuance of stocks for shares swap			5,042,017	50,420	6,896,178				6,946,598
Issuance of stocks for acquisition of CSTV			460,526	4,605	556,732				561,337
Issuance of stocks for acquisition of Lifestyle			978,407	9,784	2,259,490				2,269,274
Discount on convertible notes and warrants					2,676,441				2,676,441
Capital contribution					89,907				89,907
Expenses incurred on issuance of stocks					(302,000)				(302,000)
Other comprehensive income							1,920		1,920
Net loss for the period						(13,146,176)			(13,146,176)
Balance - Mar 31, 2006	84,055,510	840,555	14,537,253	145,372	79,439,397	(13,480,177)	1,920		66,947,067
Issuance of stocks for assets acquisition	1,156,303	11,563	(1,156,303)	(11,563)					0
Issuance of stocks for grant of license	6,900,000	69,000	(6,900,000)	(69,000)					0
Issuance of stocks for shares swap	5,042,017	50,420	(5,042,017)	(50,420)					0

Issuance of stocks for acquisition of CSTV	460,526	4,605	(460,526)	(4,605)			0
Issuance of stocks for acquisition of Lifestyle	978,407	9,784	(978,407)	(9,784)			0
Issuance of stocks for notes conversion	1,380,392	13,804			2,802,196		2,816,000
Issuance of stocks for warrants exercised	2,900,000	29,000			6,061,000		6,090,000
Issuance of stocks for warrants exercised	554,023	5,540			2,653,770		2,659,310
Issuance of stocks for stock options exercised	204,000	2,040			146,520		148,560
Issuance of stocks for service	118,421	1,184			448,816		450,000
Issuance of stocks for placement	40,000	400			91,600		92,000
Issuance of stocks for commission for warrants conversion					(874,931)		(874,931)
Acquisition of trade media - PRC company					40,334		40,334
Issuance of stocks for placement	10,000	100			22,900		23,000
Issuance of stocks for stock options exercised	135,000	1,350			99,550		100,900
Issuance of stocks for service	115,382	1,154			437,298		438,452
Issuance of stocks for assets acquisition from SMIH	850,647	8,506			5,734,523		5,743,029
Reserve stocks for acquisition of William Brand			1,163,793	11,638	4,115,172		4,126,810
Acquisition of Wuhan Xinda					63,222		63,222
Stock-based compensation			20,000	200	1,964,250		1,964,450
Contribution of property and inventory					1,813,840		1,813,840
Issuance of stocks for placement	153,000	1,530			350,370		351,900
Reserve stocks for acquisition of CEAC			138,066	1,381	520,509		521,890
Transfer of stocks to treasury stocks	(14,900,000)	(149,000)			(10,534,300)		(10,683,300)
Stock-based compensation					5,775,000	(6,312,000)	(537,000)

Issuance of stocks for interest expense	37,701	377			76,534		76,911
Issuance of reserved stock for acquisition of CEAC	64,506	645	(64,506)	(645)			0
Issuance of reserved stock for acquisition of CEAC	36,780	368	(36,780)	(368)			0
Issuance of reserved stock for acquisition of CEAC	36,780	368	(36,780)	(368)			0
Issuance of reserved stock for acquisition of William Brand	1,163,793	11,638	(1,163,793)	(11,638)			0

Stock-based compensation					1,230,000				1,230,000
Stock-based compensation cancelled					0	(768,000)			(768,000)
Issuance of stocks for warrants exercised	199,996	2,000			(2,000)				0
Issuance of warrants detached to convertible notes					867,409				867,409
Issuance of stock for convertible notes	1,500,000	15,000			765,000				780,000
Net loss for the period						(24,362,990)			(24,362,990)
Other comprehensive loss
- Translation loss							(89,744)		(89,744)
- Unrealized loss on marketable securities								(4,510,778)	(4,510,778)
Balance - March 31, 2007	93,193,184	931,931	20,000	200	104,107,979	(44,923,167)	(87,824)	(4,510,778)	55,518,341

NEXTMART INC. (f/k/a Sun New Media Group Limited)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended March 31, 2007 and the six months ended March 31, 2006

	1-Apr-06	1-Oct-05
	to March 31, 2007	to March 31, 2006
	US$	US$
Cash flows from operating activities
Net loss for the period	(31,442,990)	(13,146,176)
Adjustments to reconcile net income (loss) to net cash used in operating activities;	—	—
Depreciation and amortization	2,716,383	6,767
Impairment loss on intangible assets	30,702,537	—
Share of profits from affiliate	(216,018)	—
(Gain)loss on sale of fixed assets	16,830
Gain on sale of non-core assets paid by stock	(10,742,791)	—
Gain on disposal of subsidiary companies	(74,556)	—
Non-cash expense for consultancy services fee	149,987	—
Stock-based compensation	3,194,450	9,654,099
Stock received for Finders’ fee	(1,600,000)	—
Amortization of discount on notes	2,570,634	105,807
Impairment loss on marketable securities		1,456,221
Provision for doubtful debts	3,187,138	—
Expenses incurred on issuance of common stocks	(874,931)	(302,000)

Changes in operating assets and liabilities:
Accounts receivable	(3,188,286)	(43,689)
Other debtor, deposits and prepayments	(878,343)	(294,642)
Inventories	470,557	—
Amounts due from related parties	261,782	(751,166)
Amounts due from stockholders	74,543	(141,660)
Accounts payable	(1,079,566)	241,856
Other payables and accruals	230,033	853,701
Amounts due to related parties	(395,298)	403,628
Net cash used in operating activities	(6,917,905)	(1,957,254)

Cash flows from investing activities
Proceeds from sale of plant and equipment	468,555	—
Purchase of plant and equipment	(2,337,053)	(5,680)
Sale of Marketable Securities	1,574,455	—
Cash (used in)/ acquired in business combination, net	(2,849,820)	(403,159)
Disposal of subsidiary companies, net	23,138	—
Capitalization of intangible assets	(128,815)	—
Investment in associated company		(24,987)
Net cash used in investing activities	(3,249,540)	(433,826)

Cash flows from financing activities
Issuance of common stock	9,584,973	654,800
Proceeds from convertible note	1,500,000	2,816,000
Repayment of factoring loans	(37,703)	—
Minority interest, net	497,797	89,907
Net cash provided by financing activities	11,545,067	3,560,707
Net effect of exchange rate changes on consolidating subsidiaries	(51,388)	2,131
Net increase in cash and cash equivalents	1,326,234	1,171,758
Cash and cash equivalents, beginning of the period	1,373,715	201,957
Cash and cash equivalents, end of the period	2,699,949	1,373,715

NEXTMART INC. (f/k/a Sun New Media Group Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2007 and March 31, 2006

NOTE 1 —NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We operate mainly in the women’s apparel industry where we derive the bulk of our revenue by acting as an outsourced brand management and production center for foreign apparel brands. We also possess a portfolio of media and marketing assets that we are leveraging to expand into the online brand management and e-commerce sectors for women’s apparel products. We have supporting operations in the handheld electronics sector. The Company is divided into two principal divisions: the Transactional Services Division and the Marketing & Information Services Division.

Going forward, we plan to center our business operations around our Shanghai-based apparel subsidiary, William’s Brand Administer Co. Ltd. Our business development efforts will consist of growing existing revenues in the business-to-business sector and creating new revenues in the business-to-consumer sector. Our goal here is to build China’s largest shopping community for online wholesale distribution and retail shopping.

Our activities are based predominantly in People’s Republic of China (“PRC”). Our principal operating subsidiaries include the following:

•                                          Sun New Media Group Limited;

•                                          Sun Global Marketing Network Limited;

•                                          China Tradex Limited;

•                                          Sun New Media Holdings Limited;

•                                          William Brand Administer Limited; and

•                                          Beijing Trans Global Logistics.

NOTE 2 —SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities, or VIEs for which the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method. The Company has adopted FASB Interpretation No.46R consolidation of Variable Interest Entities, FIN 46R, an Interpretation of Accounting Research Bulletin No.51. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns.The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

•                  Sun China Media (Beijing) International Advertising Co. Ltd, a PRC company controlled by us by contract which is engaged in the advertising business.  It is 70% owned by Qiong Zhou, and 30% owned by Guosheng Wang, both of whom are non-executive employees of the Company.

•                  Dragon List Co. Ltd, a PRC company controlled by us by contract and is engaged in digital publishing business.  It is 70% owned by Qiong Zhou, and 30% owned by Jacob Di, both of whom are non-executive employees of the Company.

•                  Sun Trade Media (Beijing) Co. Ltd, a PRC company controlled by us by contract and is engaged in digital publishing business.  It is 70% owned by Qiong Zhou, and 30% owned by Jacob Di, both of whom are non-executive employees of the Company.

•                  Sun Asia (Beijing) Investments Consultants Ltd, a PRC company controlled by us by contract and is engaged in the provision of consultancy services.  It is 60% owned by Qiong Zhou, and 40% owned by Xiaoang Li, both of whom are non-executive employees of the Company.

•                  NextMart Technology (Beijing) Co. Ltd, a PRC company controlled by us by contract and is engaged in software development.  It is 70% owned by Qiong Zhou, and 30% owned by Jacob Di, both of whom are non-executive employees of the Company.

•                  Wuhan Xinda Weiye Trade and Development Co. Ltd, a PRC company controlled by us by contract and engaged in trading.  It is 40% owned by Jin Liu, 30% owned by Wanzhi Zhu and 30% owned by Mingde Jiang, all of whom are non-executive employees of the Company.

•                  Beijing Trans Global Logistics, a PRC company 80% by us by contract and engaged in trading.  It is 80% owned by Qiong Zhou, 10% owned by Yong Li and 10% owned by Mianchun Wang, Qiong Zhou is a non-executive employees of the Company.

•                  Naixiu Exhibition (Beijing) Co. Ltd, a PRC company that is controlled by us and owned 50% Li Yong and 50% by Wang Jinghchun. Li Yong and Wang Jingchun are non-executive employees of the Company.

The capital investment in these VIEs is funded by the Company and transferred to the VIEs via contractual agreements between the Company (or its non-PRC subsidiary) and the PRC employees who own the VIEs. As of March 31, 2007, the total amount of capital investment that was transferred to the VIEs listed above was US$3,451,000.  Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by PRC laws and regulations or to our designees at any time for the outstanding amount of injected captial investment, and all voting rights of the VIEs are assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs.  Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services.

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

Financial instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, marketable securities, other payable and factoring loan. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of the instruments.

Business combinations

We are creating this business through the ongoing acquisition of various entities and assets. The Company accounts for its business combinations using the purchase method of accounting in line with FASB141. This method requires that the acquisition cost be allocated to the assets and liabilities the Company acquired based on their fair value. Pursuant to FAB-141, the Company recognizes intangible assets separate from goodwill if they meet one of two criteria—the contractual-legal criterion or the separability criterion. The Company makes estimates and judgments in determining the fair value of the acquired assets and liabilities, based on independent appraisal reports for material purchases as well as its experience with similar assets and liabilities in similar industries. If different judgments or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially different. When considering whether an acquired assets group constitutes a business, the Company used the criteria defined by EITF 98-3 determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business.

Goodwill and intangible assets, net

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries and VIEs. Under Statement of Financial Accounting Standards, FAS No.142, Goodwill and Other Intangible Assets, FAS 142, goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS 142.

The Company applies the criteria specified in SFAS No.141, Business Combinations to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the contractual-legal or separability criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No.144, accounting for the Impairment or Disposal of Long-lived Assets. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

Impairment of Long-lived Assets

The Company asseses the carrying value of long-lived assets in accordance with SFAS No.144, accounting for the Impairment or Disposal of Long-lived Assets. Factors considered important which could trigger this review include esignificant decrease in operating results, significant changes in its use of assets, competitive factors and the strategy of it business, and significant negative industry or economic trenends. The company cannot predict the occurrence of future impaiment-triggering events nor the impact such events might have on the reported asset values. Such events may include strategic decisions made in response to the ecnomic conditions relative to product lines, operations and the impact of the economic environment on our customer base. When the Company determine that the carrying value of long-lived may not be recoverable based on as assessment of future undiscounted cash flows from the use of those assets, an impairment charge to reord the assets at fair value may be recorded. Impairment is is measured based on fair values utilizing estimated disounted cash flow, published thirty-party sources, and third-party offers.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with FASB No. 130, “Reporting Comprehensive Income (Loss). The components of comprehensive loss for the Company inlcude currency translation adjustments and unrealized loss on marketable securities.

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

Plant and equipment

Plant and equipment are stated at cost, net of depreciation.  Depreciation is computed primarily on the straight-line method for financial reporting purposes over the following estimated useful lives:

Years
Furniture, fixtures and equipment	3 – 5
Motor vehicles	5
Leasehold buildings and improvements	5 – 30

Revenue recognition

We generate revenue through the provision of marketing, information, and transactional services. The Company recognizes revenues from transaction and information services in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” when all of the following conditions exist: persuasive evidence of an arrangement exists in the form of an accepted purchase order; delivery has occurred, based on shipping terms, or services have been rendered; the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and collectibility is reasonably assured.

The Transactional Services include primarily the apparels vertical business and electronics components. We recognize revenue for the transactional business when the goods have been shipped or delivered and purchase order exists. The Marketing and Information Services include newspaper and magazine business and marketing consulting services. The Company recognize revenue for the Marketing and Information Services when the services have been rendered.

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

Trade recevible and allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers to minumize credit risk. The allowance for doubtful accounts is based on management’s estimates of the collectability of its accounts receivable after analyzing historical bad debts, customer concentrations, customer credit worthiness, and current economic trends. Specifically, the Company reviews the aged accounts receivable listing for balances that are specifically identifiable as credit risks or uncollectible, and may use judgement for calculation of allowance for doubtful accounts.

Sales to Nature’s Club International Co. Ltd. were 27% of net sales for the year ended March 31, 2007. Significant sales to a single customer expose the Company to a concentration of credit risk.

Earnings (loss) per share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. As the Company has a loss, presenting diluted net earnings (loss) per share is considered anti-dilutive and not inlcuded in the statement of operations (diluted shares outstanding were 105,157,016 as of March 31, 2007, and 72,809,160 as of March 31, 2006).

Foreign currency transactions

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, since the functional currency of the Company is Renminbi (RMB), the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars (USD). Monetary assets and liabilities are re-measured using the foreign rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the consolidated statement of operations. In 2007, we used 7.9005 RMB per U.S. USD for the weighted average rate, and we used 7.7342 RMB per USD as the balance sheet date rate.

Income taxes

The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The tax loss arising from PRC can be carried forward for five years. Agreed tax losses by respective local tax authorities can be offset against future taxable profits of the respective companies. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment,”(“SFASNo.123(R)”) which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. There were no unvested stock options at the beginning of this reporting period therefore no compensation expense was recognized in the period. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R).

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

Convertible Notes and Notes Issued with Stock Warrants

The Company accounts for convertible notes and notes issued with stock warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The proceeds from the issuance of convertible notes are allocated between the debt and the equity. The Company books a discount on convertible notes for the conversion feature of the notes and waarants and amortizes the discount over the life of the debt.

Segment Information

The Company accounts for segment information in accordance to FASB 131, Disclosures about Segments of an Enterprise and Related Information. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s operations segments include Transactional Services and Marketing Serives.

The Transactional Services include primarily the apparels vertical business and electronics components. We recognize revenue for the transactional business when the goods have been shipped or delivered and purchase order exists. The Marketing and Information Services include newspaper and magazine business and marketing consulting services. The Company recognize revenue for the Marketing and Information Services when the services have been rendered.

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

The current businesses of the Company were acquired when we had a very short history of operating and stock performance.  At the time of completion of the following acquisitions, the Company’s common stock was traded on the Over-the-Counter Bulletin Board (OTCBB) with a high volatility in both volume and price. Therefore management decided to use the discounted fair market value of the shares issued to measure our consideration when consideration was not in the form of cash.

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

The consideration paid by the Company was US$1.125 million (RMB 9 million) in cash and 138,066 shares of the Company’s stocks.  Pursuant to the CEAC Purchase Agreement, the sellers will receive an additional 138,066 of the Company’s common stock per year in each of the three years if Beijing CEAC meet the profit and revenue guarantee.

The Company used independent valuation report as a guidance to record the intangibles arising from this transaction. The purchase price was allocated as follows:

Cash	$749,722
Current assets	1,254,139
Current liabilities	(911,698)
Property, plant and equipment	91,147
Minority interest	(393,448)
Goodwill on consolidation	180,763
Intangible assets	675,899
Purchase price	$1,646,524

The result of operations of the above acquisition was included in the income statement of the combined entiry in September 2006 through March 2007.

Share Purchase Agreement between the Company and Sun Media Investment Holdings Limited (“SMIH”) for the acquisition of Credential 114 Network Limited (“Credit 114”)

On July 21, 2006 we completed the acquisition of Credit 114 pursuant to a Sale and Purchase Agreement dated June 14, 2006 (the “Credit 114 Purchase Agreement”) by and between the Company and SMIH and acquired a 100% controlling interest in Credit 114. SMIH has been a significant shareholder of the Company.

The consideration paid by the Company was US$2.5 million cash.

The purchase price was allocated as follows:

Cash	$1
Intangible assets	2,499,999
Purchase price	$2,500,000

The Company used independent valuation firm to establish valuations for the acquisition, who has adopted the discounted cash flow approach in this valuation. Credit 114 was valued at $2.5 million

Credit 114 has the potential to give users of NextMart websites easy access to credit information, which is critically important in business to business transactions, but the value of this acquisition, goes beyond supplying credit information to our site users. By making this searchable database available to users of our vertical industry websites, we are building an invaluable service that will bring more users to our industry websites more frequently.

This database will be invested in NextMart Online Catalogues Ltd, a 50%-50% joint venture with Her Village Media Co. for the production and distribution of e-shopping catalogues in the area of women’s fashion and apparel, pursuant to an agreement by and between us and Her Village Media Co. on June 11, 2007.

The result of operations of the above acquisition was included in the income statement of the combined entiry in July 2006 through March 2007.

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

The consideration paid by the Company for the acquisition was satisfied through the issuance of 4,655,173 shares of the Company’s common stock.  Pursuant to the William Brand Purchase Agreement, the shares are to be issued as follow:

•      1,163,793 shares on completion of the transaction;

•      1,163,793 shares to be issued if William Brand achieves a minimum of US$15 million revenue and US$3 million after-tax profits in Year 1;

•      1,163,793 shares to be issued if William Brand achieves a minimum of US$17.5 million revenue and US$3.5 million after-tax profits in Year 2; and

•      1,163,793 shares to be issued if William Brand achieves a minimum of US$20.0 million revenue and US$4.0 million after-tax profits in Year 3.

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

The Company hired independent valuation firm to measure the assets for the acquisition. In addition to the discounted cash flow method, several other valuation approaches were adoptd in the valuation, including Income Approach, Market Approach, and Cost Approach. Intangible assets of William Brand include customer relationship and Non-compete clause.

The purchase price was allocated as follows:

Cash	$14,275
Current assets	3,073,120
Current liabilities	(1,865,294)
Intangible assets	2,904,709
Purchase price	$4,126,810

The acquisition of all the issued and outstanding shares of William Brand is described as a “purchase acquisition”. The result of operations of the acquisition was included in the income statement of the combined entiry in July 2006 through March 2007.

With over two decades of experience manufacturing and distributing women’s luxury apparel in China and abroad, William Brand has access to a strong distribution network that can be leveraged to facilitate the Company’s expansion into the vertical.

Share Purchase Agreement between the Company and SMIH

On September 3, 2006, pursuant to the Sale and Purchase agreement (the “SMIH Purchase Agreement”) dated April 20, 2006 between the Company and SMIH, the Company acquired a property, automobiles, program rights and 46,629,331 shares in Asia Premium Television Group Inc (OTCBB:ATVG).  The consideration paid by the Company for the acquisition was satisfied through the issuance of 850,647 shares of the Company’s common stock.

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

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill from the Company’s acquisitions:

	March 31, 2007	March31, 2006
	US$’000	US$’000
Focus	7,800	7,800
Beijing CEAC	181	—
Impairment loss	(7,800)	—
	181	7,800

The goodwill of $7,800,000 relates to the acquisition of China Focus Channel Development Co. Ltd pursuant to a Sale and Purchase agreement (the “Focus Purchase Agreement”) dated November 22, 2005 with Yang Qi, Mao Quan Yi and Wu Bing Wei (collectively, the “Sellers”). This goodwill was impaired in November 2006 due to the change of the market situation for the acquired business.

The following table summarizes intangible assets:

	March 31,	March31,
	2007	2006
	US$’000	US$’000
Service agreements	25,000	25,000
Magazines mastheads	2,562	2,562
License	24,452	24,452
Non-compete agreements and customer relationship	2,905	—
Database	2,500	—
Program rights	1,792	—
Technology	2,367	1,981
Partnership agreement license	1,056	—
	62,814	53,995
Less: Accumulated amortization	(1,125)	—
Sold	(1,208)	—
Impairment loss	(34,505)	—
Translation difference	(27)
	25,769	53,995

The above intangible assets have original estimated useful lives as follow and are amortized accordingly:

Service agreements	30 years
Non-compete agreements and customer relationship	3 years
Partnership agreements and license	3 years
Technology	2 to 10 years

Magazines mastheads, license and program rights have perpetual useful lives and thus are not amortized.

The service agreements of $25 million relate to the assets acquired with the acquisition of China Focus Channel Development Co. Ltd pursuant to a Sale and Purchase agreement (the “Focus Purchase Agreement”) dated November 22, 2005 with Yang Qi, Mao Quan Yi and Wu Bing Wei (collectively, the “Sellers”). It relates to an agreement between China Focus Channel Development Co. Ltd. (“Focus”) and Hubei Zhengyuan Trade Development Ltd. (“HZTD”). Pursuant to the service agreement, Focus was entitled to the higher of 12% of HZTD’’s cash revenue and RMB 4 million per month for the management service provision. We hired independent valuation firm to measure the service agreement for the acquisition and the discounted cash flow method was adoptd in the valuation.

In November 2006, we impaired the intangible assets and goodwill in China Focus Channel Development Co. Ltd. which was acquired pursuant to a Sale and Purchase agreement with Yang Qi, Mao Quan Yi and Wu Bing Wei (collectively, the “Sellers”), dated November 22, 2005. We recorded an impairment loss of $26.3 million. As part of the transaction, we redeemed 14.9 million shares of the Company paid as consideration for the acquisition, pursuant to an agreement by and between us and the Sellers in November 2006. The cost was determined to be the fair value of the shares at that time. The cost was recorded as a reduction of paid in capital and additional paid in capital; no gain or loss (after impairment) was recorded.

The $2.6 million of magazines mastheads relates to various magazine titles arising out of the acquisition of Lifestyle Magazines Publishing Ltd. We hired independent valuation firm to measure the mastheads for the acquisition and the discounted cash flow method was adoptd in the valuation. Since those mastheads have perpertual life, they are not amortized.

The $24.5 million of license relates to a group on line magazine publishing rights acquired from The Lexicon Group Ltd. (“TLG”)(formerly “Sun Business Network Ltd.”). We hired independent valuation firm to measure the licenses for the acquisition and the discounted cash flow method was adoptd in the valuation. Since those licenses have perpertual life, they are not amortized. In March 2007, $8.8 million of the licenses was impaired based on an impairement test by an independent valuation firm.

Credit 114 has the potential to give users of NextMart websites easy access to credit information, which is critically important in business to business transactions, but the value of this acquisition, goes beyond supplying credit information to our site users. By making this searchable database available to users of our vertical industry websites, we are building an invaluable service that will bring more users to our industry websites more frequently.

This database will be invested in NextMart Online Catalogues Ltd, a 50%-50% joint venture with Her Village Media Co. for the production and distribution of e-shopping catalogues in the area of women’s fashion and apparel, pursuant to an agreement by and between us and Her Village Media Co. on June 11, 2007.

The $2.9 million of non-compete agreements and customer relationship relates to the acquisition of William Brand Purchase Administer Limited on September 30, 2006. We hired independent valuation firm to measure the assets for the acquisition. In addition to the discounted cash flow method, several other valuation approaches were adoptd in the valuation, including Income Approach, Market Approach, and Cost Approach.

The $2.4 million of technology primarily relates to copyright and all intellectual property in one computer software and related technology. It was associated with the acquisition of Magzone Asia on March 10, 2006. We hired independent valuation firm to measure the technology for the acquisition and the discounted cash flow method was adopted in the valuation.

The $1.8 million of program rights was acquired from SMIH on September 3, 2006. It was valued at its carry-on net book value at the acquisition.

The impairment loss of intangible assets mainly includes the impairment of digital magazine publishing rights and a service agreement with Focus Channel Development Co. These assets were impaired due to changes in the market condition.

NOTE 5 — PLANT AND EQUIPMENT, NET

Plant and equipment is summarized as follows:

	As of	As of
	31-Mar-07	31-Mar-06
	US$	US$
Cost
Motor vehicles	652,634	124,303
Leasehold building and improvement	3,400,618	1,401,397
Furniture, fixtures and equipments	2,407,178	982,650
	6,460,430	2,508,350
Accumulated depreciation	(1,144,239)	(302,814)
	5,316,191	2,205,536

The equipment includes net book value of $1.3 million of anti-auction software. Similar to the software deployed in the China state auctioning platform, this software is the key to the self-service advertisement sell system and valuable for the Company future searching engine business which is currently under negotiation with prospective partners.  The depreciation expenses was $911,303, $6,767, 0 for 2007, 2006, 2005 respectively.

NOTE 6 — Convertible Notes, Warrants and Stock Options

Convertible Notes with Detachable Warrants

On March 22, 2007, we executed a subscription agreement with certain accredited investors pursuant to which it agreed to issue $1,500,000 of principal amount of senior convertible promissory notes and warrants to purchase shares of our common stock. The financing was closed on March 29, 2007.

The aggregate gross proceeds from the sale of the notes and warrants was $1,500,000.  The convertible notes are due three years from the date of issuance. We prepaid all interest due under the convertible notes through the issuance of 1.5 million shares of NextMart common stock (the “Interest Shares”).  The notes are initially convertible into NextMart common shares at a conversion price of $1.00 per share.  After the occurrence of an event of default under the notes, the conversion price shall be adjusted to eighty percent (80%) of the volume weighted average price of NextMart common shares for the five trading days prior to a conversion date.

Commencing on the fifteenth month of the notes, we must make a payment of one-twenty first (1/21st) of the principal amount of each note, either in cash or by conversion of such amount into NextMart common shares.  If, on the payment date, the market price for NextMart common shares are equal to or  $1.00 per share, we may make this payment in NextMart common shares at the then existing  conversion rat.  However, if, on the payment date, either (i) the market price for NextMart common shares are less than $1.00 per share or (ii) the Registration Statement covering the common stock underlying the notes and warrants is not effective, then NextMart must make this payment in cash in an amount equal to 135% of the Principal Amount component of the Monthly Amount.. Subject to certain terms and conditions set forth therein, the notes are redeemable by us at a rate of between 120% to 150% of the outstanding principal amount of the notes plus interest.

The notes are being issued with Class A warrants to purchase up to 1,500,000 shares of NextMart common stock at an exercise price of $1.00 per share and Class B warrants to purchase up to 1,500,000 shares of NextMart common stock at an exercise price of $1.50 per share.  Upon exercise of any Class A or Class B warrant, the respective warrantholder will receive a Class C warrant to purchase that number of shares for which such Class A warrant or Class B warrant is exercised at an exercise price of $2.00 per share.  Accordingly, if the Class A and Class B warrants are exercised in full, we will issue Class C warrants to purchase 3,000,000 shares of NextMart common stock.

In accordance with the guidelines of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, “Application of issue No. 98-5 to Certain Convertible Instruments”, the Company has determined that the above rights were issued with beneficial conversion feature. The value of the rights was calculated at the date of issue using the Black-Scholes pricing model, limited by the face amount of the note, and was booked as a discount to the convertible note.  Upon conversion of all or a portion of the note, the proportionate share of unamortized discount will be charged to interest expense.

On February 1, 2007, NextMart, Inc. (the “Registrant”) and Barron Partners LLP (“Barron”) entered into a supplementary agreement (the “Supplementary Agreement”) to modify the terms of their original stock purchase agreement (the “Agreement”) dated December 31, 2005.

As of the date immediately prior to the Supplementary Agreement, Barron possessed the following series of warrants to purchase

NextMart stock (the “Warrants”):

•             Warrant “A” for 1,500,000 common shares at $2.04 exercise price

•             Warrant “B” for 1,500,000 common shares at $2.80 exercise price

•             Warrant “C” for 4,000,000 common shares at $3.60 exercise price

•             Warrant “D” for 3,445,977 common shares at $4.80 exercise price

•             Warrant “E” for 1,100,000 common shares at $2.10 exercise price

Following the Supplementary Agreement, only 3 million of the original 11,545,977 million unexercised warrants remain, and Barron has agreed to limit selling of the shares underlying the warrants to 10% per month for the first 10 months following the date of the agreement.

Specifically, the Company and Barron made the following amendments to the Warrants held by Barron:

1.	Exercise Price. The exercise price per share for 1,100,000 “E” Warrants and 900,000 “D” Warrants was reduced to $0.80. (collectively, “$0.80” Warrants).

2.	Exercise Price. The exercise price per share for 1,000,000 “D” Warrants was reduced to $0.00001. (“$0.00001” Warrants).

3.	Exercise of Warrants.

a)

Barron can exercise up to 10% of the “$0.80” Warrants in each 30 day period for the first 10 months following the date of this amendment, provided that the market price of the common stock is below $1.25 for the 30 days period proceeding the exercise date. After ten months from the date of this agreement OR if the market stock price is above $1.25 Barron can exercise the “$0.80” Warrants without limitation.

b)

Barron can exercise up to 10% of the “$0.00001” Warrants in each 30 day period for the first 10 months following the date of this amendment. These amounts shall be cumulative, so for example if Barron does not exercise any “0.00001” Warrants in the first 30 day period, Barron may exercise up to 200,000 “0.00001” Warrants in the second thirty day period.

4.	Call provisions. Call provisions have been cancelled on all warrants.

5.	Termination. All remaining warrants except for the warrants addressed above in Sections 1 and 2 have been terminated.

During the fiscal year ended March 31, 2007, warrants for 3,654,023 shares were exercised and the Company received net proceeds of $8.7 million.

We assessed our derivative liabilities pursuant to EITF BO. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The management team has determined that we do not have derivative liabilities as of the filing date of this report.

Stock-based compensation

The Company’s stock option program is a long-term retention program that is intended to attract, retain and incentivize talented employees, and to align stockholder and employee interests.  The Company currently grant options pursuant to the 1) 2001 Stock Option Plan, 2) 2004 Stock Option Plan 3) 2006 Stock Option Plan.

2001 Stock Option Plan

Effective October 10, 2001, SE Global awarded a total of 2,150,000 non-qualified options at a price of $1.14 post stock split ($0.57 pre stock split) under the 2001 Plan to certain employees, officers, directors and consultants of SE Global and certain of its subsidiaries. Of these options, 940,000 were deemed to be a modification of options granted under the original Plan and as such are subject to variable accounting in accordance with the provisions of the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25” (“FIN 44”). As at March 31, 2007, there were no stock options that were subject to variable accounting.

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

During the three months ended December 31, 2006, the Company repurchased 226,584 options from directors at zero consideration, and a corresponding gain of $537,000 was recognized by the Company to offset the original expense. No stock awards were granted during the three months ended December 31, 2006.

During the three months ended March 31, 2007, the Company cancelled 1,200,000 options from the Company’s former Chief Financial Officer, and a corresponding gain of $768,000 was recognized by the Company to offset the original expense.  No stock awards were granted during the three months ended March 31, 2007.

Stock Compensation

Effective January 1, 2006, Company adopted SFAS 123R. See Note 2 for a description of the Company’s adoption of SFAS 123R. The fair value of stock-based compensation awards is determined using the Black-Scholes option pricing model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by FASB Statement No.148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company’s stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The assumptions used to value stock-based compensation awards for the three and nine months ended December 31, 2006 and 2005 are as follows:

	Years ended March31
	2007	2006
	US$’000	US$’000
Expected term (in years)	5.0-5.4	N/A
Expected volatility	69.7%-70%	N/A
Risk-free interest rate	4.85%-4.77%	N/A
Expected dividend yield	0	N/A

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

Stock based compensation recognized on the Company’s Condensed Consolidated Statement of Operations for the Fiscal year ended March 31, 2007 is $3,194,450. This includes $2,460,000 for the 1,200,000 options granted to the Company’s former Chief Financial Officer in September 2006, although, the 1,200,000 options were cancelled in February 2007 and a gain of $768,000 was booked.

The following table sets forth the summary of option activity under the Company’s stock option program for the Fiscal year ended March 31, 2007:

		Weighted	WeightedAverage
	Options	Average	Remaining
	Outstanding	ExercisePrice	ContractualLife
		US$	Years
Balance, September 18, 2005	977,000	0.382
Revere stock split adjustment	(488,500)	0.382
Balance, September 30, 2005	488,500)	0.765
Exercise of stock options	(43,000)
March 31, 2006	445,500	0.741
Exercise	(339,000)	0.74
Granted	1,483,230	3.20
Cancelled	(1,426,584)	3.18
March 31, 2007	163,146	1.89	6.53
Vested options as of March 31, 2007	163,146	1.89	6.53

2006 Stock Award

On September 18, 2006, the board awarded 20,000 shares of common stock to the Company’s Chief Financial Officer.  The Company recorded $63,200 as stock-based compensation in the statement of operations.

On March 31, 2006, the board awarded 1,044,600 shares of common stock to various employees. The Company recorded $3,879,099 as stock-based employee compensation in the statement of operations.

For the financial period ended March 31, 2006, the Company also recorded an expense of $5,775,000 relating to the award of 1,500,000 shares of common stock to senior management as stock based compensation in the statement of operations.  The stock grant was subsequently cancelled by the Board during the three months ended September 2006 and a corresponding gain of $5,775,000 was recognized by the Company to offset the original expense.

NOTE 7— INCOME TAXES

The Company is incorporated in the state of Delaware, United States and has operations in the PRC and the United States of America. The Company has incurred net accumulated operating losses and current operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2007 and March 31, 2006.

The components of income before income taxes are as follows:

	As of	As of
	March 31, 2007	March 31, 2006
	US$	US$
Loss subject to non-China operations	(20,812,147)	(15,594,962)
Loss subject to China operations	(2,919,016)	(231,901
Loss before taxes	(23,731,163)	(15,826,863)
Income taxes subject to China operations	89,145	—
Effective tax rate for China operations	30%	—

Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries and VIEs are generally subject to Enterprise Income Taxes, EIT, at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Some of these subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%. In addition, some of the Company’s subsidiaries are Foreign Investment Enterprises and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year. The VIEs are wholly owned by the Company’s employees and controlled by the Company through various contractual agreements. To the extent that these VIEs have undistributed after-tax net income, the Company has to pay taxes on behalf of its employees when dividends are distributed from these local entities in the future. The dividend tax rate is 20%. Despite the Company’s net losses, timing differences resulted in the Company having $89,145 in taxes in 2007.

NOTE 8 — OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits are summarized as follow:

	As of	As of
	31-Mar-07	31-Mar-06
	US$	US$
Other receivables	5,945,958	114,923
Staff advances	25,207	34,069
Prepaid Advances for Purchase	1,515,566
Prepaid Interest expense	780,000	—
Deferred expenses	1,818	2,063
Rental deposits	41,578	9,111
Prepaid administrative expenses	181,312	306,230

	8,491,439	466,396

Other receivables were primarily driven by un-received consideration for The Lexicon Group Ltd. (“TLG”)(formerly “Sun Business Network Ltd.”) shares sales. Pursuant to a Sales and Purchase Agreement by and between the Company (the Vendor) and Maxi Surplus Investment Limited (the Purchaser) in March 2007, the Purchaser acquired 150 million shares of TLG from the Vendor on March 26, 2007. The consideration for the purchase was approximately $5.88 million (9 million Singaporean dollars) to be satisfied by way of a transfer of 20 million shares in Sun 3C Media PLC, a corporation established in Ireland (Consideration Shares). As of March 31, 2007, the Consideration Shares were still in the process of being transferred to the Company.

Prepaid advances for purchase represents an advance paid to Mr. Ren Huiliang for purchases of materials and products as well as contingent needs for supporting operations of William Brand Administer Limited (WB), the apparel subsidiary of the Company. Mr. Ren Huiliang became the Company’s director in February, 2007. On June 18th, 2007, WB and Mr. Ren Huiliang signed an agreement pursuant to which Mr. Ren Huiliang will return the advances in way of purchasing apparel materials for WB.

Prepaid interest relates to the 1.5 million shares of NextMart common stock prepaid as interest for the senior convertible promisory notes that we issued to certain accredited investors on March 22, 2007. The prepaid interest expense is to be amortized over the term of the respective notes.

NOTE 9 — AMOUNTS DUE FROM STOCKHOLDERS AMOUNT DUE FROM/ (TO) RELATED PARTIES

The amounts are non-trade, interest free and with no fixed terms of repayment.

Please refer to note 16 for related parties’ transactions during the period.

NOTE 10 — OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follow:

	As of	As of
	31-Mar-07	31-Mar-06
	US$	US$
Other payables	847,298	126,835
Accrued operating expenses	1,374,674	6,726,887
Prepayment from customers	180,151	74,376

	2,402,123	6,928,098

Other payables mainly include $0.5 million payables for acquiring the anti-auction software. Included in accrued operating expenses is various professional fees and $0.2 million of committed investment in a subsidiary of the Company.

NOTE 11 — FACTORING LOAN

This relates to amounts which has been obtained from a finance company under a factoring facility for one subsidiary of the Company. Interest is charged at 1.5% per annum above the prevailing Singapore Inter-Bank offer rate.  These loans are secured by a guarantee given by Sun Business Network Ltd, a related party and floating charge over accounts receivables amounting to $195,340 (March 31, 2006: $233,000).

NOTE 12 — MARKETABLE SECURITIES

As of March 31, 2007, the Company owns marketable securities of $13,459,883 (2006: $8,140,377). Among our securities are 33,642,508 shares, representing a 6.9% interest in Sun 3C Media (AIM:SCCC), an Irish company listed on the Alternative Investment Market in London. These shares have been placed in escrow since July, 2006 pursuant to an escrow agreement by and among various parties including Sun 3C Media and us. According to the escrow agreement, our shares can be released subject to the orderly market arrangements in place, which state that any decision to sell these ordinary shares within 12 months of their release must be approved by Blue Oar Securities Plc, our agent. The shares are eligible for release in two tranches; 50% of the 33,642,508 shares on June 30, 2007 and 50% of the 33,642,508 on June 30, 2008. The Company has an accumulated unrealized loss of $4,510,778 as of March 31, 2007 (2006: nil).

In the year ended March 31, 2007, the Company sold 150,000,000 shares, representing approximately a 16% interest in The Lexicon Group (“TLG”)(formerly “Sun Business Network Ltd.”), to Maxi Surplus Ltd, a Singaporean company. The consideration for the sale of shares was approximately $5.88 milion (9 million Singaporean dollars) to be satisfied by way of a transfer of 20 million shares in Sun 3C Media PLC. As of March 31, 2007, the Consideration Shares were still in the process of being transferred to the Company. The Company used the purchase price as the cost of the security sold. As of the date of the filing of this report, we have completed this transaction.

The Company realized $1,574,455 losses from selling marketable securities for the year ended March 31, 2007 (2006: $1,456,221 as impairment loss).

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office premises for its operations in the PRC (Beijing, Shanghai, Hong Kong) and the United States under operating leases. Rental expenses under operating lease for the period ended March 31, 2007 was US$277,459 (2006: US$75,390).

Future minimum rental payments under non-cancelable operating leases are approximately as follows:

	As of	As of
	March 31, 2007	March 31, 2006
	US$	US$
2007		174,862
2008	226,810	61,979
	226,810	236,841

Pursuant to the Sale and Purchase Agreement with The Lexicon Group, Ltd (“TLG”)(formerly “Sun Business Network, Ltd.) dated November 21, 2005, we purchased certain assets, including various on-line publishing rights, from TLG for an aggregate consideration of the issuance of 13.8 million of our shares. The consideration was to be satisfied in two installments of 6.9 million shares. The first installment of 6.9 million shares was issued upon the completion of the deal. The second installment of 6.9 million shares remained subject to a profit guarantee for the acquired business of profit-after-tax $2,415,000 by December 2006.

At March 31, 2007, we faced a potential commitment to issue a second tranche of 6.9 million shares to TLG pursuan to the terms and conditions of the November 2005 agreement.

NOTE 14 — Stockholders’ Equity

On May 2, 2007, we completed our reincorporation into Delaware effected by a Merger Agreement with our wholly-owned subsidiary Delaware Sun New Media Inc. In conjunction with the reincorporation, we modified our Articles of Incorporation in regard to the total number of authorized shares. Pursuant to our revised Articles of Incorporation, the total number of shares of all classes which the Corporation shall have authority to issue is Five Hundred Million (500,000,000) consisting of Three Hundred Fifty Million (350,000,000) shares of Common Stock, par value $0.01 per share (the “Common Stock”) and One Hundred Fifty Million (150,000,000) shares of Preferred Stock, par value $0.01 per share (the “Preferred Stock”).

NOTE 15 — BAD DEBT WRITE-OFF

The bad debt write-off relates to the $0.8 million of questionable account receivables from Huaxia Du Cheng Co. Ltd for the provision of marketing services. There is a possibility that we will collect these receivables in third or fourth quarter of the year ending March 31, 2008. However, we have decided to make a $0.8 million provision for these questionable receivables to be prudent.

NOTE 16 — RELATED PARTIES TRANSACTIONS

On June 30, 2006, we entered into a Sale and Purchase Agreement with Sun 3C Media Plc (“Sun 3C”)(formerly Sun TV Shop, Plc.), a related party of Sun Media Investment Holdings (“SMIH”) and a company listed on the Alternative Investment Market of the United Kingdom, to sell certain non-core assets in exchange for 33,642,508 shares in Sun 3C. This transaction was subsequently completed on July 6, 2006.

The entirety of our 33,642,508 shares in Sun 3C have been in escrow since July, 2006 pursuant to an escrow agreement by and among various parties including Sun 3C Media and us. According to the escrow agreement, our shares can be released subject to the orderly market arrangements in place, which state that any decision to sell these ordinary shares within 12 months of their release must be approved by Blue Oar Securities Plc, our agent. The shares are eligible for release in two tranches; 50% of the 33,642,508 shares on June 30, 2007 and 50% of the 33,642,508 on June 30, 2008.

On July 21, 2006, we completed our acquisition of Credit Network 114 Ltd., a company incorporated in the British Virgin Islands, pursuant to a Sale and Purchase Agreement between the Company and SMIH dated June 14, 2006 (the “Credit 114 Purchase Agreement”). We paid SMIH an aggregate cash consideration of $2.5 million in four equal payments of $625,000. The first installment was made within 10 days of the completion of the agreement, and the remaining payments were made 30, 60 and 90 days after the completion of the agreement, respectively. On June 14, 2006, we signed a Supplementary Agreement with SMIH to acquire search engine technology and additional on-line business media content. This agreement carried no additional consideration from the Credit 114 Purchase Agreement.

On September 3, 2006, pursuant to the Sale and Purchase agreement (the “SMIH Purchase Agreement”) dated April 20, 2006 between us and SMIH, we acquired a real estate property, automobiles, program rights and 46,629,331 shares in Asia Premium Television Group, Inc. (“Asia Premium”)(OTCBB:ATVG). The consideration paid by us for the acquisition was satisfied through the issuance of 850,647 shares of our common stock.

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

In November 2006, we impaired the intangible assets and goodwill in China Focus Channel Development Co. Ltd.  which was acquired pursuant to a Sale and Purchase agreement (the “Focus Purchase Agreement”) dated November 22, 2005 with Yang Qi, Mao Quan Yi and Wu Bing Wei (collectively, the “Sellers”). We recorded an impairment loss of  $26.3 million. We also redeemed 14.9 million shares of the Company paid as consideration for the acquisition, pursuant to  an agreement by and between us and the Sellers in November 2006. The cost was determined to be the fair value of the shares at that time. The cost was recorded as a reduction of paid in capital and additional paid in capital; no gain or loss (after impairment) was recorded.

On March 21, 2007, we entered into agreement with the Sun Culture Foundation, a Hong Kong-based non-profit organization, founded by Yang Lan, the spouse of our Chairman Dr. Bruno Wu, to acquire 7.6 million shares of Company stock in exchange for 20 million shares of stock in Sun 3C Media Plc (AIM:SCCC), held by us. We have since cancelled all 7.6 million Company shares that were returned to us.

On March 26, 2007, we divested certain non-core assets by selling our entire 16% stake, equal to 150 million shares of stock, in The Lexicon Group (“TLG”)(formerly “Sun Business Network Ltd.”), a Singaporean publishing company traded on the Singaporean Stock Exchange, to Maxi Surplus Ltd, another Singapore company. The Company received 20 million shares in Sun 3C Media Plc in exchange for the stock of TLG. As a result of the transaction, the Company ceased to be a shareholder of TLG.

NOTE 17 — OPERATING RISKS

Credit risk

The carrying amounts of accounts receivable and cash and bank balances represent the Company’s maximum exposure to credit risk.

No other financial assets carry a significant exposure to credit risk. The Company has written off $3.1 million of bad debt primarily driven by the discontinuation of the beverage operations and a prudent provision for a marketing service revenue. Except for the above mentioned, the Company has no significant concentration of credit risk. Cash is placed with reputable financial institutions.

NOTE 18 — REPORT OF SEGMENT INFORMATION

We determine our business segments based upon our management and internal reporting structure. Our reportable segments are Tansactional Service segment and Information Service segment. We restated our segment information for the six months from October 1, 2005 to March 31, 2006 by removing the discontinued online brokerage business.

Information regarding our business segments is as follows:

	Year from	Six months from
	April 1, 2006	October 1, 2005
	to March 31, 2007	to March 31, 2006
		(Restated)
	‘000 US$	‘000 US$

Revenue
Transactional Service	15,888	—
Marketing and Information Service	4,526	4,261

Cost of Revenue
Transactional Service	5,202	—
Marketing and Information Service	911

Gross profit
Transactional Service	10,686	—
Marketing and Information Service	3,615	4,261

Depreciation and amortization
Transactional Service	863	—
Marketing and Information Service	245	6,035

We currently allocate assets and operating expenses other than depreciation and amortization to business segments based on segments’ revenues. This chart does not include results from discontinued operations.

NOTE 19 — SUBSEQUENT EVENTS

On July 6, 2007, we completed the cancellation of 28,500,000 million our own shares that were returned to us. The shares were returned through three separate agreements: an agreement with the sellers of Focus Channel Development Co. Ltd, dated November 21, 2006 that returned 14,900,000 of our shares; an agreement with Sun Culture Foundation dated March 26, 2007 that returned 7,600,000 of our shares; and an agreement with Sun Media Investment Holdings dated April 9, 2007 that returned 6,000,000 of our shares.

On May 2, 2007, we reincorporated in the State of Delaware which changed our corporate domicile from Minnesota to Delaware. On that same date, we changed our name from “Sun New Media Inc.” to “NextMart, Inc.”

On April 27, 2007, we issued 6.9 million shares of our common stock to Panpac Tech Strategic Limited, a wholly-owned subsidiary of The Lexicon Group Ltd (“TLG”)(formerly “Sun Business Network Ltd.”) to satisfy a contractual obligation to TLG relating to the Sale and Purchase Agreement (“the Agreement”) between the parties dated November 21, 2005. In the original Sale and Purchase Agreement, we purchased certain assets, including various on-line publishing rights, from TLG for an aggregate consideration of the issuance of 13.8 million of our shares. The consideration was to be satisfied in two installments of 6.9 million shares. The fir st installment of 6.9 million shares was issued upon the completion of the deal. The second installment of 6.9 million shares remained subject to a profit guarantee for the acquired business of PAT $2,415,000 by December 2006.

In July 2006, we sold part of the acquired business to Sun TV Shop Plc (now “Sun 3C Plc”)(AIM:SCCC) for a gain in excess of $2,415,000, satisfied in Sun 3C stock. We determined this gain to satisfy TLG’s profit guarantee of $2,415,000 and proceeded with the second share issuance of 6.9 million shares, pursuant to the original Agreement between TLG and us.

The agreement is incorporated by reference in our Form 8-K filed on November 23, 2005. We further disclosed that these 6.9 million NextMart shares issued to TLGk would be held in escrow, along with 6.9 million NextMart shares contributed by Sun Media Investment Holdings until at least June 30, 2008, pursuant to a Pooling Agreement between TLG, Sun Media Investment, and us dated March 31, 2007.

On April 11, 2007, we entered into a partnership agreement with Her Village Co. Ltd (‘Her Village’), a related party of Sun Media Investment Holdings (SMIH), one of our significant  shareholders, for certain exclusive marketing access within Her Village’s multimedia products — namely, its e-magazines. Her Village is a wholly-owned subsidiary of Yang Lan Studio Ltd., which is 100% owned and controlled by Ms. Yang Lan, the spouse of our Chairman Dr. Bruno Wu. As part of the agreement, we agreed to pay for the production of Her Village’s online multimedia products at cost, approximately $180,000 per annum and receive the revenues generated from the sale of such products, subject to the payment of a 10% sales commission to her Village on all transactions generated by Her Village. As of the date of this Report, we have not yet completed this transaction.

On April 9, 2007, we entered into agreement with SMIH to sell certain non-core assets in exchange for a total consideration of $4.15 million dollars. The assets to be sold are: Two real estate properties in Beijing; a 30% investment stake in Global Woman Multimedia Co. Ltd; and 100% of the share capital of Lifestyle Magazines Publishing Co. Ltd. According to the terms of the agreement, SMIH will satisfy the $4.15 million consideration by transferring to us 1 million shares of Validian Corp. (OTCBB:VLDI)(“Validian’) and (ii) a promissory note of Validian in favor of SMIH with a principal amount of $500,000; and by returning to us 6 million of our common shares held by SMIH. As of the date of this filing, we have not yet completed this transaction. However, we have already received and further cancelled the 6 million shares returned to us from SMIH.

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

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. The Company is evaluating its disclosure controls in light of compliance with SOX 404 in its next annual report, and if necessary, will make any changes needed to comply with SOX 404.

Changes in internal control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8A(T). Controls and Procedures

Not Applicable.

Item 8B. Other Information

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Registrant

The following table sets forth as of July 9, 2007 the names of all our directors and executive officers, their positions and the date the position was first held. These persons will categorized as Class I, Class II and Class III Directors and serve staggered terms in accordance with the schedule below, or until their successors are elected or appointed and qualified, or their prior resignation or termination.

•          Class I Directors: Yu Bing and Walter Beach, whose term ends at the annual meeting of stockholders in 2007

•          Class II Directors: Ren Huiliang and Chen Zhaobin, whose term ends at the annual meeting of stockholders in 2008

•          Class III Directors: Bruno Wu, whose term ends at the annual meeting of stockholders in 2009

Name	Age	Position	Date Position First Held
Bruno Wu	40	Chairman, Chief Executive Officer and Director	Sept. 12, 2005
Ren Huiliang	51	Vice Chairman	February 26, 2007
Chen Zhaobin	51	Director	January 22, 2007
Yu Bing	40	Director	January 17, 2006
Walter T. Beach	40	Director	Dec 5, 2006
Jeffery Zhen Li	37	Chief Financial Officer and Secretary	April 1, 2007

Dr. Bruno Wu, Chairman and Director. Dr. Bruno Wu is the Co-founder and Executive Chairman of Sun Media Investment Holdings (“SMIH”), one of the leading private media groups in China and one of our significant shareholders. Prior to SMIH, Dr. Wu was the Chief Operating Officer from June 1998 to February 1999 of ATV, one of the two free-to-air networks in Hong Kong. From 2001 to 2002, Dr. Wu was also the Co-chairman of SINA Corporation, a Chinese internet media company. Dr. Wu received his Diploma of Studies in French Civilization from the University of Savoie, France in 1987, and graduated with a Bachelor of Science in Business Administration-Finance from Culver-Stockton College in Missouri in 1990. He later received his Master of Arts in International Affairs from Washington University, Missouri in 1993, and in 2001, he received his Ph.D. from the International Politics Department of College of Law, Fudan University, Shanghai, China.

Ren Huiliang, Vice-Chairman. Mr. ‘William’ Ren Huiliang is the founder, CEO and head designer of William’s Brand, a Shanghai-based woman’s apparel production and brand management company. Over the past 18 years, Mr. Ren has built William’s Brand into a profitable enterprise that primarily helps US brands outsource their apparel design and production processes to China. Mr. Ren continues to operate William’s Brand as a subsidiary of NextMart, Inc. He oversees all apparel design, production and export operations and manages a staff of about 20 people.

Mr. Chen Zhaobin, Director.  Mr. Chen is the Chairman and Chief Executive Officer of Sun 3C Media Plc (“Sun 3C)(AIM: SCCC), a consumer and mobile media company and affiliate of SMIH. Prior to joining Sun 3C, Mr. Chen seved as Vice Chairman and President of China Mobile (HK) Ltd, the publicly listed vehicle of China Mobile, the world’s largest mobile operator. Mr. Chen served as China Mobile’s (HK) Vice Chairman and President from 1996-1999. From 2001 to 2005, Mr. Chen served as Executive Director and President of APT Satellite Holding Limited.

Mr. Walter T. Beach, Independent Director. Mr. Beach is Managing Director of Beach Investment Counsel, Inc., an investment management firm with approximately one billion dollars under management. He also is Managing Director of Beach Investment Management LLC and Beach Asset Management LLC. Mr. Beach had been Managing Director of Financial Securities Management from inception in 2001 until December 2005.  Mr. Beach is on the board of directors of Bancorp Bank (NASDAQ:TBBK)  and Resource Capital Corp (NYSE:RSO) where he currently serves both companies as Compensation Committee Chairman and financial expert of the Audit Committee.

Mr. Yu Bing, Independent Director. Mr. Yu is a Senior Executive Vice President at Lenovo Computers and President and Chief Executive Officer of the Lenovo/Asia Info group. Mr. Yu joined Lenovo in 1990 and has been the principal executive in charge of developing the company’s channel sales distribution network since 1996. In 2001, Mr. Yu was appointed to his current position at the newly formed Lenovo IT Services Group. From 1988 to 1990, Mr. Yu conducted research and development for the PRC government.

Mr. Jeffery Zhen Li, Chief Financial Officer and Company Secretary. Mr. Li is a certified public accountant, and holds a Bachelors degree from Tsinghua University and an MBA degree from the University of Michigan Business School. From 2005-2007, Mr. Li was the Chief Financial Officer of DGT Information Systems, a China-based joint venture with General Electric Corporation. Mr. Li served in a financial executive role with Volvo (China) Investment Company, Ltd. in 2004 and with CTS Electronics Company (Tianjin)(NYSE:CTS) from 2002-2004.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires our officers and directors and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

We believe that all Reporting Persons complied with all applicable reporting requirements, except for certain late and delinquent Form 3/4 filings and 13D filings for Mr. Bruno Wu, Ms. Lan Yang, Sun Media Investment Holdings and Panpac Tech Strategic Ltd. We are putting in place an enhanced compliance program to notify and assist all officers, directors, and major shareholders with their filings.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers and employees, including our Chief Executive Officer and our Chief Financial Officer. A copy of our code of ethics was filed as an exhibit to our Form 10-KSB for the transition period from October 1, 2005 to March 31, 2006 filed with the SEC on June 30, 2006. It also is available on our website at http://corporate.nextmart.net. We also undertake to provide any person with a copy of our code of ethics

Nominees to the Board of Directors.

There have been no material changes to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors

Audit Committee Financial Expert

Mr. Mark Newburg previously served as our audit committee financial expert. However, on January 29, 2007, he resigned in such capacity. Since such resignation, we have been unable to identify and appoint a new audit committee financial expert due to the numerous transactions and related negotiations which management has effected during such time. We plan to appoint a audit committee financial expert in the near future.

Item 10. Executive Compensation

Summary of Compensation of Executive Officers

The following table sets forth certain summary information with respect to the compensation paid to our acting principal executive officer, former chief financial officer, and former chief accounting officer for the last two fiscal years ended March 31, 2007 and March 31 2006, respectively. Other than as listed below, the Company had no executive officers serving in such capacity at March 31, 2007 whose total compensation exceeded $100,000.

SUMMARY COMPENSATION

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dr. Bruno Wu-Current CEO (1)	2007	193,662	-0-	-0-	-0-	-0-	-0-	-0-	193,662
	2006	104,077	-0-	-0-	-0-	-0-	-0-	-0-	104,077

Ricky Ang —Former CEO(2)	2007	150,000	-0-	555,190	-0-	-0-	-0-	-0-	705,190

Tom Schuler- Former CFO(3)	2007	110,000	-0-	63,200	-0-	-0-	-0-	80,000	253,200

Frank Zhao-Former CFO(4)	2007	70,000	-0-	259,190	-0-	-0-	-0-	-0-	329,190

(1)   As of March 31, 2007, Dr. Bruno Wu is our chief executive officer. On October 1, 2006 we entered into a one-year employment contract with Dr. Bruno Wu. Pursuant to the agreement, Dr. Wu is entitled to a basic salary of $60,000 per annum, payable in equal monthly installments. He is also entitled to employment benefits, including 25 days of annual leave and any performance bonuses that the Board of Directors decides to grant to him. Prior to the employment agreement, Dr. Wu received he received monthly compensation of  $27,277.

(2)   Mr. Ang served as our Co-Chief Executive Officer from March 2 until March 29, 2006. From March 30, 2006 until September 30, 2006, he served as our sole chief executive officer at an annual salary of $300,000. During the 2007 period, Mr. Ang received a stock grant of 150,000 shares which were valued at $555,190.

(3)   Mr. Schuler served as our as Chief Financial Officer and Secretary from September 18, 2006 to March 1, 2007. His annual salary was $240,000. He resigned as our chief financial officer on March 1, 2007. Mr. Schuler has received $80,000 in consulting fees since his resignation. During the 2006 period, Mr. Schuler received a stock grant of 20,000 shares which were valued at $63,200.  In addition during the 2006, we granted Mr. Schuler certain stock options to acquire 1,200,000 shares of our common stock. The options were cancelled when Mr. Schuler resigned in his officer capacity.

(4)   Mr. Zhao served as the Chief Financial Officer and Secretary of the Company from February 27, 2006 until September 30, 2006. His annual salary was $120,000. During the 2007 period, Mr. Zhao received a stock grant of 70,000 shares which were valued at $259,190.

On April 1, 2007, we entered into a one-year employment agreement with Jeffery Zhen Li, our Chief Financial Officer. Pursuant to the agreement, Mr. Li is entitled to a base salary of $48,000 per annum and employee stock options to purchase 200,000 of our shares at $0.01 per share during a term of 10 years.

Outstanding Equity Awards at Fiscal year End March 31, 2007

As of March 31, 2007, we had no outstanding option awards or equity awards for our executive officers.

Compensation of Directors

No compensation was paid to any of our directors for their services during the fiscal period ended March 31, 2006. We paid our independent directors for their services from April 1, 2006 until December 31, 2006 in accordance with the following compensation package:

•      Annual cash compensation: $50,000 per annum, paid on a quarterly basis. Each $12,500 payment was pro-rated according to the fraction of time served by the director.

•      Additional Committee payments $25,000 per annum for the Audit Chair, $10,000 per annum for the Compensation Chair and $10,000 per annum for the Nominating & Governance Chair.

•      Payment in cash for each board meeting and committee meeting of $1,000, payable in quarterly stipends along with the retainer.

Effective January 1, 2007, we adopted a revised compensation program for the independent members of our Board of Directors. According to the revised compensation package, our independent Board members are entitled to annual compensation of $24,000, paid in monthly installments until June 30, 2007. The Company is in the process of making these payments.

The following table sets forth director compensation from April 1, 2006 to March 31, 2007 in accordance with the Board compensation plans listed above. The Company did not pay any compensation to the directors other than that which is listed in the table below.

Name of Director	Fees earned or paid in cash ($) annually	All Other Compensation($)	Total ($)
Walter T. Beach(1)	8,000	-0-	8,000
Yu Bing(2)	47,500	-0-	47,500
Kay Koplovitz(3)	59,500	-0-	59,500
Mark Newburg(4)	59,000	30,000	89,000
William Adamopoulos(5)	25,000	-0-	25,000
Herbert Kloiber(6)	27,000	-0-	27,000

(1)  Walter T. Beach has served as Independent Director and Chairman of the Compensation Committee of the Board since December 5, 2006. He is owed $8,000 in outstanding board payments; $6,000 in compensation for his three months of service from the beginning of January 2007 until the March 31, 2007 and In $2,000 in board meeting fees.

(2) Yu Bing has served as an Independent Director of the Board since January 17, 2006. He has received $37,500 in board payments over the last fiscal year, and $4,000 in board meeting attendance fees. He is owed $6,000 in outstanding board payments, which cover his three months of service from the beginning of January 2007 until the March 31, 2007.

(3) Kay Koplovitz served as Independent Director, Vice-Chairperson of the Board, and Chairperson of the Nominating & Governance Committee from September 18, 2005 until February 19, 2006. She received $41,500 in board payments over the last fiscal year and $10,000 in board meeting attendance fees. She also received $8,000 for serving as the Chair of the Nominating & Governance Committee.

(4) Mark Newburg served as Independent Director and Chairperson of the Audit Committee from May 31, 2006 to January 29, 2007. During this time he received $29,000 in board compensation, $20,000/year for serving as the Chair of the Audit Committee, and $10,000 in board attendance fees. Mr. Newburg remains a consultant to the Company and receives $60,000 per annum paid quarterly to assist the Company with its business development efforts. He received $15,000 during the fiscal 2007 period.

(5) William Adamopoulos served as Independent Director of the Company from May 11, 2006 to October 31, 2006. During this time he received $16,000 in board compensation, $4,000 in meeting attendance fees, and approximately $5,000 for serving as the Chair of the Compensation Committee.

(6) Herbert Kloiber served as Independent Director of the Company from January 4, 2006 to October 11, 2006.  During this time he received $25,000 in board compensation and $2,000 in board attendance fees.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan The following table provides information as of March 31, 2007 concerning shares of our common stock authorized for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	163,146	$1.89	163,146	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total:	163,146	$1.89	163,146	—

Note:

(1)    The number of securities remaining available for future issuance expired as of December 31, 2006.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 9, 2007, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers.

Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Unless otherwise indicated, the address for each Beneficial Owner shall be NextMart Inc., Oriental Plaza Bldg. W3, Twelfth Floor, 1 East Chang’an Avenue, Dongcheng District Beijing, 100738

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Bruno Wu (2)	8,852,631	10.2%
Yang Lan (3)	8,852,631	10.2%
Jeffery Zhen Li (4)	200,000	*
Bing Yu	—	—
Walter T. Beach (5)	415,000	*
Ren Huiliang	1,163,793	1.34%
Telperion Ltd. PO Box 882 GT Georgetown, Grand Cayman Cayman Islands BWI (6)	6,400,000	7.4%
Panpac Tech Strategic Limited (“PTS”) 50 Raffles Place #29-00 Singapore Land Tower Singapore 048623(7)	16,188,384	18.7%
Sun Media Investment Holdings Limited (“SMIH”) P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands	8,672,631	10.0%
Directors and Officers as a Group (8)(9)	10,631,424	12.25%

(1)                        Based on 86,793,210 shares outstanding of common stock issued and outstanding as of July 9, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)                        Includes 8,852,631 shares held indirectly through Dr. Wu’s spouse, Ms. Yang Lan. Ms. Yang owns 8,672,631 indirectly through her controlling stock ownership of Sun Media Investment Holdings (“SMIH”), and 180,000 shares directly in her own name. Dr. Wu is the Chairman and a Director of SMIH, but has no ownership of SMIH. Dr. Wu disclaims ownership of all such shares except to the extent of his pecuniary interest.

(3)                        Ms. Yang is the spouse of Dr. Bruno Wu, our Chairman and CEO. Ms. Yang owns 8,672,631 indirectly through majority ownership of Sun Media Investment Holdings (“SMIH”) and 180,000 shares directly in her own name.

(4)                          Assumes the issuance of options to Mr. Jeffery Zhen Li to purchase 200,000 shares of Company stock as $0.01. The issuance of such options is pending.

(5)                          Mr. Beach holds 370,000 shares through Clearview Investment Fund and 45,000 shares in his own name.

(6)                      The principal beneficial owner of Telperion Ltd is  Cayman International Corporate & Marine Services Ltd whose address is PO Box 882 GT, Georgetown, Grand Cayman, Cayman Islands BWI.

(7)                        The sole shareholder of Panpac is The Lexicon Group, Ltd (“TLG”)(formerly “Sun Business Network Ltd.”), whose address is 371 Beach Road #03-18 Keypoint SWingapore 199597. TLG is a public company traded on the Singapore Stock Exchange (SIN:523).

(8)                        Includes 8,852,631 shares held indirectly by Dr. Bruno Wu, 200,000 shares held by Jeffery Zhen Li, 415,000 shares held indirectly by Walter T. Beach, and 1,163,793 shares held by Ren Huiliang.

(9)                      The address of our directors and officer is care of NextMart Inc., Oriental Plaza Bldg. W3, Twelfth Floor, 1 East Chang’an Avenue, Dongcheng District Beijing, 100738.

Item 12. Certain Relationships and Related Transactions

Other than disclosed below or elsewhere herein, during the last two years, we were not involved in any transaction in which a director, director nominee, officer or shareholder of the Company, or any family member of any such persons, had a direct or indirect material interest where the amount involved exceeded $120,000.

As disclosed below, we have entered into several agreements with Sun Media Investment Holdings Limited (“SMIH’’), a significant shareholder of us. Dr. Bruno Wu, our Chairman, also is the Chairman of SMIH, and Mr. Wu’s wife, is the majority shareholder of SMIH. As a result of Dr. Wu’s and his wife’s respective roles in both companies and the ownership interest of SMIH in us, these agreements cannot be considered arm’s length transactions. See section entitled Cautionary Statements in Item 1. Description of Business for certain risks related to these various transactions.

In October 2005, we issued 50 million shares of our common stock to SMIH in consideration for the outstanding shares of Sun New Media Group Limited (“SNMG”) (the “Reverse Acquisition Transaction’’). Messrs. Bruno Wu and John Zongyang Li were directors and officers of SMIH and became our directors and officers at the close of the transaction pursuant to the terms of that agreement. In conjunction with the Reverse Acquisition Transaction, Capital Alliance Group, Inc. (“CAG”) sold to SMIH 500,000 shares of our common stock (pre stock split) for an aggregate purchase price of $450,000. In addition, CAG entered into a management agreement with us on close of the Reverse Acquisition Transaction and we issued 250,000 shares of our common stock to CAG as compensation for its performance under this management agreement.

SMIH previously owned approximately 2.0% of The Lexicon Group Ltd (“TLG’’)(formerly “Sun Business Network Ltd.”). Our former director and CEO, Mr. Ricky Ang at one point owned 4.1% of TLG and served concurrently as the Executive Vice-Chairman & Managing Director of TLG. On November 21, 2005, we entered into two agreements with TLG. Pursuant to the first agreement, we issued 1,156,303 shares of our common stock in exchange for a group of property holdings in Beijing and 53,000,000 common shares of Asia Premium Television Group, Inc (OTCBB:ATVG). Under the second agreement, we issued 13,800,000 shares of our common stock, 50% issued upon closing and the remaining 50% within 30 days of receipt of the audited accounts of the on-line publishing business purchased from TLG, if such audited statement reflect $2,415,000 in profit-after-tax for the period ended December 31, 2006.  SNMD also entered into a Shares Swap Agreement with TLG. Under the terms of the Shares Swap Agreement, TLG issued 150 million TLG shares in exchange for 5,042,017 shares of our common stock. All agreements with TLG were completed on April 20, 2006. TLG is currently our largest shareholder with 16,188,384 shares, held through its wholly-owned subsidiary Panpac Tech Strategic Limited.

On December 6, 2005, we entered into a agreement with SMIH which provided for the issuance of 2,008,929 shares of our common stock in exchange for 75,000,000 ordinary shares of TLG or approximately 10.15% of the then existing issued share capital of TLG. We terminated this agreement with SMIH on March 31, 2006 and no shares were exchanged between the parties.

On February 15, 2006, we acquired Sun New Media Holdings Ltd. (“SMH’’) from SMIH. We paid US$1.00 to SMIH in exchange for 100% of the outstanding shares of SMH. SMH has a 51% stake in Compass Multi-media Ltd, a 85% stake in Sun 365 Multi-Media Holdings Limited and a 30% stake in Global Woman Multimedia Co Limited.

On April 20, 2006, we entered into an agreement with SMIH for the purchase of various assets, including real estate, automobiles, office equipment and program rights as well as 48,629,331 shares in Asia Premium Television Group (OTCBB:ATVG) for an aggregate consideration of US $3,442,587 which is to be satisfied by the issuance of 860,647 shares of our common stock.

On June 30, 2006, we entered into a Sale and Purchase Agreement with Sun 3C Media Plc (“Sun 3C”)(formerly Sun TV Shop, Plc.), a related party of Sun Media Investment Holdings (“SMIH”) and a company listed on the Alternative Investment Market of the United Kingdom, to sell certain non-core assets in exchange for 33,642,508 shares in Sun 3C. This transaction was subsequently completed on July 6, 2006.

The entirety of our 33,642,508 shares in Sun 3C have been in escrow since July, 2006 pursuant to an escrow agreement by and among various parties including Sun 3C Media and us. According to the escrow agreement, our shares can be released subject to the orderly market arrangements in place, which state that any decision to sell these ordinary shares within 12 months of their release must be approved by Blue Oar Securities Plc, our agent. The shares are eligible for release in two tranches; 50% of the 33,642,508 shares on June 30, 2007 and 50% of the 33,642,508 on June 30, 2008.

On July 21, 2006, we completed our acquisition of Credit Network 114 Ltd., a company incorporated in the British Virgin Islands, pursuant to a Sale and Purchase Agreement between the Company and SMIH dated June 14, 2006 (the “Credit 114 Purchase

Agreement”). We paid SMIH an aggregate cash consideration of $2.5 million in four equal payments of $625,000. The first installment was made within 10 days of the completion of the agreement, and the remaining payments were made 30, 60 and 90 days after the completion of the agreement, respectively. On June 14, 2006, we signed a Supplementary Agreement with SMIH to acquire search engine technology and additional on-line business media content. This agreement carried no additional consideration from the Credit 114 Purchase Agreement.

On September 3, 2006, pursuant to the Sale and Purchase agreement (the “SMIH Purchase Agreement”) dated April 20, 2006 between us and SMIH, we acquired a real estate property, automobiles, program rights and 46,629,331 shares in Asia Premium Television Group, Inc. (“Asia Premium”)(OTCBB:ATVG). The consideration paid by us for the acquisition was satisfied through the issuance of 850,647 shares of our common stock.

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

In November 2006, we impaired the intangible assets and goodwill in China Focus Channel Development Co. Ltd.  which was acquired pursuant to a Sale and Purchase agreement (the “Focus Purchase Agreement”) dated November 22, 2005 with Yang Qi, Mao Quan Yi and Wu Bing Wei (collectively, the “Sellers”). We recorded an impairment loss of  $32.5 million. We also redeemed 14.9 million shares of the Company paid as consideration for the acquisition, pursuant to  an agreement by and between us and the Sellers in November 2006. The cost was determined to be the fair value of the shares at that time. The cost was recorded as a reduction of paid in capital and additional paid in capial; no gain or loss (after impairment) was recorded.

On March 21, 2007, we entered into agreement with the Sun Culture Foundation, a Hong Kong-based non-profit organization, founded by Yang Lan, the spouse of our Chairman Dr. Bruno Wu, to acquire 7.6 million shares of Company stock in exchange for 20 million shares of stock in Sun 3C Media Plc (AIM:SCCC), held by us. We have since cancelled all 7.6 million Company shares that were returned to us.

On March 22, 2007, we executed subscription agreements with five accredited investors (the “Selling Stockholders”) for the purchase of an aggregate of $1,500,000 of our senior convertible promissory notes (“Notes”) and Class A, Class B, and Class C common stock purchase warrants. The Class A warrants enable the purchase of up to 1,500,000 shares of our common stock at an exercise price of $1.00 per share, and the Class B warrants enable the purchase of up to 1,500,000 shares of our common stock at an exercise price of $1.50 per share.  Upon exercise of any Class A or Class B warrant, the respective warrant holder will receive a Class C warrant to purchase that number of shares for which such Class A warrant or Class B warrant is exercised at an exercise price of $2.00 per share. On March 28, 2007, we completed the transaction (the “Issuance Date”). The Notes rank senior to all of our current and future indebtedness. The principal amount of the Notes is $1,500,000. The principal amount of the Notes if not converted or redeemed is due and payable on March 28, 2010. The Notes are initially convertible into our common shares at a conversion price of $1.00 per share.  If an event of default occurs under the Notes (as described below), the conversion price shall be adjusted to eighty percent (80%) of the volume weighted average price of our common shares for the five trading days prior to a conversion date (“Adjusted Conversion Price”). Commencing on the fifteenth month from the Issuance Date, we are obligated to make a payment of one-twenty first (1/21st) of the principal amount of each Note, either in cash or by conversion of such amount into our common shares.  If, on the payment date, the market price for our common shares are equal to or above $1.00 per share, we may make this payment in our common shares at the then existing  conversion rate.  However, if, on the payment date, either (i) the market price for our common shares are less than $1.00 per share or (ii) the Registration Statement covering the common stock underlying the notes and warrants is not effective, then we must make this payment in cash in an amount equal to 135% of the principal amount component. Subject to certain terms and conditions set forth therein, we may redeem the Notes at a rate of between 120% to 150% of the outstanding principal amount of the notes plus interest. Certain mandatory and optional conversion rights exist subject to certain conditions as described in the subscription agreements. At closing, we paid the Selling Stockholders a total of 1,500,000 shares of our common stock as full consideration of all interest due under the Notes. We were unable to complete our registration rights covenants in the agreement with the Selling Stockholders. As a result, we could be in default under the terms of such agreement. We are currently in negotiations with the Selling Shareholders in an effort to remedy the situation.

On March 26, 2007, we divested certain non-core assets by selling our entire 16% stake, equal to 150 million shares of stock, in The Lexicon Group (“TLG”)(formerly “Sun Business Network Ltd.”), a Singaporean publishing company traded on the Singaporean Stock Exchange, to Maxi Surplus Ltd, another Singapore company. The Company received 20 million shares in Sun 3C Media Plc in exchange for the stock of TLG. As a result of the transaction, the Company ceased to be a shareholder of TLG.

On April 9, 2007, we entered into agreement with SMIH to sell certain non-core assets in exchange for a total consideration of $4.15 million dollars. The assets for sale are: Two real estate properties in Beijing; a 30% investment stake in Global Woman Multimedia Co. Ltd; and 100% of the share capital of Lifestyle Magazines Publishing Co. Ltd. According to the terms of the agreement, SMIH will satisfy the consideration of $4.15 million with 1 million shares of Validian Corp. (OTC:VLDI)(“Validian’); a promissory note of Validian with a principal amount of $500,000, originally issued to SMIH by Validian; and 6 million of our common shares held by SMIH. As of the filing of this Report, we have not completed this transaction.

On April 11, 2007, we entered into a partnership agreement with Her Village Co. Ltd (‘Her Village’) for exclusive marketing access within Her Village’s multimedia products — namely, its e-magazines. Her Village is a wholly-owned subsidiary of Yang Lan Studio Ltd., which is 100% owned and controlled by Ms. Yang Lan, the spouse of our Chairman Dr. Bruno Wu. As part of the agreement, we agreed to pay for the production of Her Village’s online multimedia products at cost, approximately $180,000 per annum and receive the revenues generated from the sale of such products, subject to the payment of a 10% sales commission to Her Village on all transactions generated by Her Village. As of the date of this Report, we have not completed this transaction.

As at March 31, 2007, there are amounts due from The Lexicon Group, Ltd (“TLG”)(formerly “Sun Business Network Ltd”) of $545,897 (2006: $574,485). These amounts were made as advances made by the Company to TLG.

Item 13 Exhibits

The Exhibit Table follows Item 14.

Item 14. Principal Accountant Fees and Services

Bernstein & Pinchuk LLP

During the fiscal years ended March 31, 2007 and March 31, 2006, Bernstein & Pinchuk LLP provided various audit, audit related and non-audit services to us as follows:

	March 31, 2007	March 30, 2006
Audit Fees	$250,000	120,000—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
	$250,000	120,000—

Item 13. Exhibits

Exhibit Number and Exhibit Title

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.1

Share Purchase Agreement dated July 21, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire Sun New Media Group Limited (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005)

2.2

Share Purchase Agreement dated November 21, 2005 by and between the Registrant and The Lexicon Group Ltd. (formerly “Sun Business Network Ltd.”) to acquire a group of property holdings in Beijing and shares of Asia Premium Television Group, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005)

2.3

Share Swap Agreement by and between the Registrant and The Lexicon Group Ltd. (formerly “Sun Business Network Ltd.”) dated November 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005)

2.4

Sale and Purchase Agreement by and between the Registrant, Yang Qi, Mao Quan Yi and Wu Bing Wei dated November 22, 2005 to acquire China Focus Channel Development (HK) Limited (incorporated by reference from our Current Report on Form 8-K filed on November 25, 2005)

2.5

Sale and Purchase Agreement by and between the Registrant and Sun Media Investment Holdings Ltd. Dated November 29, 2005 to acquire Sun New Media Holdings Ltd. (incorporated by reference from our Current Report on Form 8-K filed on December 1, 2005)

2.6

Sale and Purchase Agreement by and between the Registrant, Yan Hui, Lin Min and Luan Kezhou dated December 6, 2005 to acquire Telefaith Holdings Limited (incorporated by reference from our Current Report on Form 8-K filed on December 8, 2005)

2.7

Sale and Purchase Agreement dated December 6, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire shares of The Lexicon Group Ltd. (formerly “Sun Business Network Ltd.”) (incorporated by reference from our Current Report on Form 8-K filed on December 8, 2005)

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

2.13

Termination Agreement dated March 31, 2006 by and between the Registrant and Sun Media Investment Holdings Limited relating to the Sale and Purchase Agreement dated December 6, 2005 by and between the Registrant and Sun Media Investment Holdings Limited to acquire shares of The Lexicon Group Ltd. (formerly “Sun Business Network Ltd.”) (incorporated by reference from our Current Report on Form 8-K filed on April 5, 2006)

2.14

Sale and Purchase Agreement dated April 20, 2006 by and between the Registrant and Kingston Capital Group Limited to divest Global American Investments Inc (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006)

2.15

Sale and Purchase Agreement dated April 20, 2006 by and between the Registrant and Sun Media Investment Holdings Limited to purchase various assets (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006)

2.16

Sales Purchase Agreement dated May 23, 2006 by and between the Registrant, its subsidiary, China Focus Channel Development Co. Ltd (“Focus”) and China Electronic Appliances Corporation (“CEAC”) and two individuals to purchase a 49% stake in Beijing Trans Global Logistics (“BTGL”) and its subsidiary from the two individuals and a 31% stake in BTGL from CEAC (incorporated by reference from our Current Report on Form 8-K filed on May 30, 2006)

2.17

Sale and Purchase Agreement dated June 8, 2006 by and between the Registrant, its subsidiary, Focus, and Mr Ren Huiliang to acquire William Brand Administer Limited and its subsidiary William Textiles Limited (incorporated by reference from our Current Report on Form 8-K filed on June 14, 2006)

2.18

Sale and Purchase Agreement dated June 14, 2006 by and between the Registrant and Sun Media Investment Holdings Limited to acquire Credit Network 114 Limited (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2006)

2.19	Subscription Agreement between the Company and Certain Accredited Investors (incorporated by reference on Form 8-K filed with the SEC on March 23, 2007)

2.20	Form of Note between the Company and Certain Accredited Investors (incorporated by reference on Form 8-K filed with the SEC on March 23, 2007)

2.21	Form of Class A Warrant between the Company and Certain Accredited Investors (incorporated by reference on Form 8-K filed with the SEC on March 23, 2007)

2.22	Form of Class B Warrant between the Company and Certain Accredited Investors (incorporated by reference on Form 8-K filed with the SEC on March 23, 2007)

3.1

Certificate of Incorporation. (Incorporated by reference to Appendix C of the Company’s proxy statement pursuant to Schedule 14A of the Securities Act of 1933, as amended, for its annual meeting of stockholders for 2006, as filed with the SEC on June 12, 2006.)

3.2

Certificate of Merger under which NextMart, Inc., a wholly owned subsidiary of the registrant, was merged with and into the Company for the sole purpose of changing the Company’s name to NextMart, Inc. (Incorporated by reference in our Form 8-K filed on May 10, 2007)

Exhibit Number	Exhibit Title
3.3

Bylaws. (Incorporated by reference to Appendix B of the Company’s proxy statement pursuant to Schedule 14A of the Securities Act of 1933, as amended, for its annual meeting of stockholders for 2006, as filed with the SEC on June 12, 2006.)

3.4	Form Indemnification Agreement of Directors and Officers (incorporated by reference from our SB-2 filed on May 18, 2007).

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

10.5	Stock Purchase Agreement dated December 31, 2005 by and between Sun New Media Inc. and Barron Partners LP (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

14.1*	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on June 30, 2006)

21*	Subsidiaries and VIEs of NextMart, Inc.

31.1*	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2*	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32.1*	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

*          Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN NEW MEDIA, INC.

By:	/s/ Bruno Wu Zheng
Mr. Bruno Wu Zheng, Chairman and Chief Executive Officer
Date: July 13, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Bruno Wu	By:	/s/ Ren Huiliang
	Bruno Wu, Chairman & Chief Executive Officer		Ren Huiliang, Vice-Chairman
	Date: July 13, 2007		Date: July 13, 2007

By:	/s/ Bing Yu	By:	/s/ Walter Beach
	Bing Yu, Director		Walter Beach, Director
	Date: July 13, 2007		Date: July 13, 2007

By:	/s/ Chen Zhaobin	By:	/s/ Jeffery Zhen Li
	Chen Zhaobin, Director		Jeffery Zhen Li, CFO and Secretary
	Date: July 13, 2007		Date: July 13, 2007