Form 10KSB/A
period 2007-03-31
NextMart Inc.
filed 2007-07-18
CIK 1088005

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

/s/ Bernstein & Pinchuk, LLP

New York, New York
June 29, 2007

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and March 31, 2006

		As of	As of
	Note	31-Mar-07	31-Mar-06
		US$	US$

ASSETS
Current Assets
Cash and bank balances		2,699,949	1,373,715
Accounts receivable, net of provision for doubtful debts $47,804		3,813,058	415,735
Other receivable, prepayments and deposits	8	8,491,439	466,396
Inventories		128,011	85,346
Marketable securities	12	13,459,884	8,140,377
Amounts due from stockholders	9	63,097	292,106
Amounts due from related parties	9	630,917	892,699

Total current assets		29,286,355	11,666,374
Investment in associated company		544,875	24,987
Goodwill and intangible assets	4	25,950,208	61,794,537
Plant and equipment	5	5,316,191	2,205,536
Clearing broker deposit		—	36,980

Total Assets		61,097,629	75,728,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable		820,742	987,238
Other payables and accruals	10	2,402,123	6,928,098
Amounts due to related parties	9	238,859	489,122
Factoring loan	11	195,340	233,043

Total current liabilities		3,657,064	8,637,501

Minority interest		1,289,633	(101,520)
Convertible notes	6	1,500,000	2,816,000
Discount on convertible notes and warrants	6	(867,409)	(2,570,634)
Commitments and Contingencies	13
STOCKHOLDERS’ EQUITY	14
Common stock; authorized 350,000,000 shares, US$0.01 par value
Preference stock, authorized 150,000,000 shares, US$0.01 par value 93,193,184 (2006: 84,055,510) shares of common stock issued and outstanding, US$0.01 par value		931,931	840,555
20,000 (2006: 14,537,253) shares of common stock reserved to be issued, US$0.01 par value		200	145,372
Additional paid in capital		104,107,979	79,439,397
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments		(87,824)	1,920
Unrealized loss on marketable securities		(4,510,778)	—
Total accumulated comprehensive (loss) income		(4,598,602)	1,920
Deficit		(44,923,167)	(13,480,177)
Total stockholders’ equity		55,518,341	66,947,067

Total liabilities and stockholder’s equity		61,097,629	75,728,414

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended March 31, 2007 and the six months ended March 31, 2006

		Fiscal Year Ended	Six Months Ended March 31, 2006
	Note	March 31, 2007	(Restated)
		US$	US$

Revenues		20,413,762	4,261
Costs of revenue		6,112,617	—

Gross Profit		14,301,145	4,261

Operating Expenses
General and administrative
Stock Based Compensation Costs		3,194,450	9,654,099
Other General and administrative		6,102,237	950,740
Marketing and sales		208,843
Depreciation and amortization		2,716,105	6,035
Consulting and professional fees		1,590,018	959,658
Bad Debt Write-off	15	804,438	—
Impairment loss on Marketable Securities		—	1,456,221
Impairment loss on intangible assets		9,171,670	—
Total operating expenses		23,787,761	13,026,753
Operating loss from continuing operations		(9,486,616)	(13,022,492)
Interest income		23,916	637
Amortization of discount on notes		(2,570,634)	(105,807)
Other income from divestment of non-core assets		10,742,791	37,590
Other loss		(1,468,016)	—
Share of profits/ (losses) from affiliates		245,370	—
Loss before income tax expense and minority interests		(2,513,189)	(13,090,072)
Income tax expenses	7	(89,387)	—
Loss after income tax expense and before minority interests		(2,602,576)	(13,090,072)
Minority interests		(497,797)	—
Loss after income tax expense and minority interests		(3,100,373)	(13,090,072)
Other comprehensive loss – Currency translation adjustment		16,918	—
Net Loss from continuing operations		(3,117,291)	(13,090,072)
Gain (Loss) from discontinued operations		(28,325,699)	(56,104)
Net Loss		(31,442,990)	(13,146,176)
Other comprehensive income		(4,600,523)
Comprehensive loss		(36,043,513)	(13,146,176)

Basic loss per share		(0.31)	(0.18)
Shares used in computing basic loss per share		100,416,024	72,809,160
Diluted net loss per share		(0.31)	(0.18)
Shares used in computing diluted loss per share		105,157,061	72,809,160
Loss per share of discontinued operations		(0.28)	(0.00)

 The period ended March 31, 2006 is shortened (6 months) because we changed our fiscal year end date from September 30 to March 31 in February 2006. We restated the Consolidated Statements of Operations for the six months ended March 31, 2006 by separating the stock based compensation expenses and loss from discontinued business.

NEXTMART INC. (f/k/a Sun New Media Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the year ended March 31, 2007 and the six months ended March 31, 2006

	Common Shares				Additional		Foreign currency	Unrealized loss
	Issued		Reserved & to be issued		paid in		translation	on marketable
	No. of shares	Amounts	No. of shares	Amounts	capital	Deficit	adjustments	securities	Total
		US$		US$	US$	US$	US$	US$	US$

Balance, October 1, 2005	9,259,370	92,594	55,250,000	552,500	5,250	(334,001)			316,343
Issuance of stocks for acquisition from SNMG	55,250,000	552,500	(55,250,000)	(552,500)					—
Issuance of stocks for stock options exercised	43,000	430			34,090				34,520
Issuance of stocks for stock purchase	296,000	2,960			651,840				654,800
Issuance of stocks for acquisition of Focus	14,900,000	149,000			24,851,013				25,000,013
Issuance of stocks for finders fee	2,000,000	20,000			7,780,000				7,800,000
Issuance of stocks for acquisition of Telefaith	853,333	8,533			359,396				367,929
Issuance of stocks for acquisition of Magzone	409,207	4,092			1,595,910				1,600,002
Issuance of stocks for employees’ performance incentives	1,044,600	10,446			3,868,653				3,879,099
Issuance of stocks for purchase of assets			1,156,303	11,563	4,035,497				4,047,060
Issuance of stocks for grant of license from SBN			6,900,000	69,000	24,081,000				24,150,000
Issuance of stocks for shares swap			5,042,017	50,420	6,896,178				6,946,598

Issuance of stocks for acquisition of CSTV			460,526	4,605	556,732				561,337
Issuance of stocks for acquisition of Lifestyle			978,407	9,784	2,259,490				2,269,274
Discount on convertible notes and warrants					2,676,441				2,676,441
Capital contribution					89,907				89,907
Expenses incurred on issuance of stocks					(302,000)				(302,000)
Other comprehensive income							1,920		1,920
Net loss for the period						(13,146,176)			(13,146,176)
Balance - Mar 31, 2006	84,055,510	840,555	14,537,253	145,372	79,439,397	(13,480,177)	1,920	0	66,947,067
Issuance of stocks for assets acquisition	1,156,303	11,563	(1,156,303)	(11,563)					0
Issuance of stocks for grant of license	6,900,000	69,000	(6,900,000)	(69,000)					0
Issuance of stocks for shares swap	5,042,017	50,420	(5,042,017)	(50,420)					0
Issuance of stocks for acquisition of CSTV	460,526	4,605	(460,526)	(4,605)					0
Issuance of stocks for acquisition of Lifestyle	978,407	9,784	(978,407)	(9,784)					0
Issuance of stocks for notes conversion	1,380,392	13,804			2,802,196				2,816,000
Issuance of stocks for warrants exercised	2,900,000	29,000			6,061,000				6,090,000
Issuance of stocks for warrants exercised	554,023	5,540			2,653,770				2,659,310
Issuance of stocks for stock options exercised	204,000	2,040			146,520				148,560
Issuance of stocks for service	118,421	1,184			448,816				450,000
Issuance of stocks for placement	40,000	400			91,600				92,000
Issuance of stocks for commission for warrants conversion					(874,931)				(874,931)
Acquisition of trade media - PRC company					40,334				40,334
Issuance of stocks for placement	10,000	100			22,900				23,000
Issuance of stocks for stock options exercised	135,000	1,350			99,550				100,900
Issuance of stocks for service	115,382	1,154			437,298				438,452
Issuance of stocks for assets acquisition from SMIH	850,647	8,506			5,734,523				5,743,029
Reserve stocks for acquisition of William Brand			1,163,793	11,638	4,115,172				4,126,810
Acquisition of Wuhan Xinda					63,222				63,222
Stock-based compensation			20,000	200	1,964,250				1,964,450
Contribution of property and inventory					1,813,840				1,813,840
Issuance of stocks for placement	153,000	1,530			350,370				351,900
Reserve stocks for acquisition of CEAC			138,066	1,381	520,509				521,890
Transfer of stocks to treasury stocks	(14,900,000)	(149,000)			(10,534,300)				(10,683,300)
Stock-based compensation					5,775,000				5,775,000
Issuance of stocks for interest expense	37,701	377			76,534				76,911
Issuance of reserved stock for acquisition of CEAC	64,506	645	(64,506)	(645)					0
Issuance of reserved stock for acquisition of CEAC	36,780	368	(36,780)	(368)					0
Issuance of reserved stock for acquisition of CEAC	36,780	368	(36,780)	(368)					0

Issuance of reserved stock for acquisition of Willian Brand	1,163,793	11,638	(1,163,793)	(11,638)					0
Stock-based compensation					1,230,000				1,230,000
Issuance of stocks for warrants exercised	199,996	2,000			(2,000)				0
Issuance of warrants detached to convertible notes					867,409				867,409
Issuance of stocks for interest on convertible notes	1,500,000	15,000			765,000				780,000
Net loss for the period						(31,442,990)			(31,442,990)
Other comprehensive loss
• Translation loss							(89,744)		(89,744)
• Unrealized loss on marketable securities								(4,510,778)	(4,510,778)
Balance - March 31, 2007	93,193,184	931,931	20,000	200	104,107,979	(44,923,167)	(87,824)	(4,510,778)	55,518,341

NEXTMART INC. (f/k/a Sun New Media Group Limited)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended March 31, 2007 and the six months ended March 31, 2006

	1-Apr-06	1-Oct-05
	to March 31, 2007	to March 31, 2006
	US$	US$
Cash flows from operating activities
Net loss for the period	(31,442,990)	(13,146,176)
Adjustments to reconcile net income (loss) to net cash used in operating activities;	—	—
Depreciation and amortization	2,716,383	6,767
Impairment loss on intangible assets	30,702,537	—
Share of profits from affiliate	(216,018)	—
(Gain)loss on sale of fixed assets	16,830
Gain on sale of non-core assets paid by stock	(10,742,791)	—
Gain on disposal of subsidiary companies	(74,556)	—
Non-cash expense for consultancy services fee	149,987	—
Stock-based compensation	3,194,450	9,654,099
Stock received for Finders’ fee	(1,600,000)	—
Amortization of discount on notes	2,570,634	105,807
Impairment loss on marketable securities		1,456,221
Provision for doubtful debts	3,187,138	—
Expenses incurred on issuance of common stocks	(874,931)	(302,000)

Changes in operating assets and liabilities:
Accounts receivable	(3,188,286)	(43,689)
Other debtor, deposits and prepayments	(878,343)	(294,642)
Inventories	470,557	—
Amounts due from related parties	261,782	(751,166)
Amounts due from stockholders	74,543	(141,660)
Accounts payable	(1,079,566)	241,856
Other payables and accruals	230,033	853,701
Amounts due to related parties	(395,298)	403,628
Change in cash flow from discounted operations
Net cash used in operating activities	(6,917,905)	(1,957,254)

Cash flows from investing activities
Proceeds from sale of plant and equipment	468,555	—
Purchase of plant and equipment	(2,337,053)	(5,680)
Sale of Marketable Securities	1,574,455	—
Cash (used in)/ acquired in business combination, net	(2,849,820)	(403,159)
Disposal of subsidiary companies, net	23,138	—
Capitalization of intangible assets	(128,815)	—
Investment in associated company		(24,987)
Net cash used in investing activities	(3,249,540)	(433,826)

Cash flows from financing activities
Issuance of common stock	9,584,973	654,800
Proceeds from convertible note	1,500,000	2,816,000
Repayment of factoring loans	(37,703)	—
Minority interest, net	497,797	89,907
Net cash provided by financing activities	11,545,067	3,560,707
Net effect of exchange rate changes on consolidating subsidiaries	(51,388)	2,131
Net increase in cash and cash equivalents	1,326,234	1,171,758
Cash and cash equivalents, beginning of the period	1,373,715	201,957
Cash and cash equivalents, end of the period	2,699,949	1,373,715
Supplemental Cash Flow Information
Cash paid for interest	—	—
Cash paid for taxes	—	—
Non-cash investing and financing activities
Settlement of business and assets acquisition with Company stocks	10,495,285	65,597,013
Stock based compensation	3,194,450	3,879,099
Issuance of stocks for Service fees	888,452	7,800,000
Issuance of stocks for interest expenses	856,911	—

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

Impairment of Long-lived Assets

The Company asseses the carrying value of long-lived assets in accordance with SFAS No.144, accounting for the Impairment or Disposal of Long-lived Assets. Factors considered important which could trigger this review include significant decrease in operating results, significant changes in its use of assets, competitive factors and the strategy of it business, and significant negative industry or economic trenends. The company cannot predict the occurrence of future impaiment-triggering events nor the impact such events might have on the reported asset values. Such events may include strategic decisions made in response to the ecnomic conditions relative to product lines, operations and the impact of the economic environment on our customer base. When the Company determine that the carrying value of long-lived may not be recoverable based on as assessment of future undiscounted cash flows from the use of those assets, an impairment charge to reord the assets at fair value may be recorded. Impairment is measured based on fair values utilizing estimated disounted cash flow, published thirty-party sources, and third-party offers.

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

Earnings (loss) per share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. As the Company has a loss, presenting diluted net earnings (loss) per share is considered anti-dilutive and not inlcuded in the statement of operations (diluted shares outstanding were 105,157,061 as of March 31, 2007, and 72,809,160 as of March 31, 2006).

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

During the three months ended December 31, 2006, the Company repurchased 226,584 options from its directors at zero consideration and subsequently cancelled these options.  The Company did not recognize any gain for this cancellation for the year ended March 31, 2007, as management deemed the grantees a related party of the Company on a conservative basis.  No stock awards were granted during the three months ended December 31, 2006.

During the three months ended March 31, 2007, the Company cancelled 1,200,000 options from the Company’s former Chief Financial Officer.  No stock awards were granted during the three months ended March 31, 2007.

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

Stock based compensation recognized on the Company’s Condensed Consolidated Statement of Operations for the Fiscal year ended March 31, 2007 was $3,194,450. This included $2,460,000 for the 1,200,000 options granted to the Company’s former Chief Financial Officer in September 2006, These 1,200,000 options were cancelled by the Company in February 2007. No gain was recognized for the cancellation since we treated the grantee a related party of the Company on a conservative basis.

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

For the financial period ended March 31, 2006, the Company also recorded an expense of $5,775,000 relating to the award of 1,500,000 shares of common stock to senior management as stock based compensation in the statement of operations.  The stock grant was subsequently cancelled by the Board during the three months ended September 2006.  No gain was recognized for the cancellation of these shares of common stock for the year ended March 31, 2007, as we treated the grantee(s) a related parties of the Company on a conservative basis. Instead, Additional Paid-in Capital was booked for the shares cancellation.

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

The components of income before income taxes are as follows:

	As of	As of
	March 31, 2007	March 31, 2006
	US$	US$
Loss subject to non-China operations	(27,525,410)	(12,914,275)
Loss subject to China operations	(3,313,478)	(231,901)
Loss before taxes	(30,838,888)	(13,146,176)
Income taxes subject to China operations	89,387	—
Effective tax rate for China operations	30%	—

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

NOTE 19 — Recent Accounting Pronouncements

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” , or SAB 108. SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

FSP EITF 00-19-2. In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements,”  or FSP EITF 00-19-2. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies. ” A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the United States Securities Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 is not expected to have an impact on our consolidated financial statements.

NOTE 20 — SUBSEQUENT EVENTS

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