Form 10QSB
period 2007-06-30
NextMart Inc.
filed 2007-08-20
CIK 1088005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly three month period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

Commission File Number: 000-26347

NextMart, Inc. (f/k/a Sun New Media, Inc.)

(Name of small business issuer as specified in its charter)

DELAWARE	410985135
(State or other jurisdiction of incorporation)	(IRS Employer
Identification No.)

Oriental Plaza Bldg. W#, Twelfth Floor
1 East Chang’an Avenue, Dongcheng District
Beijing, 100738 PRC [Shanghai?]	100738
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  +86 (0)10 8518 9669

Securities Registered under Section 12(b) of the Exchange Act:  None

Securities Registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.01 per share
(Title of class)

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.01 per share
(Title of class)

This Quarterly Report on Form 10-QSB is the Registrant’s Quarterly Report for the quarter ended June 30, 2007 as filed with the Securities and Exchange Commission.

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

86,993,205 common shares issued and outstanding as of August 20, 2007

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

PART I

Item 1. Condensed Consolidated Financial Statements

NextMart, Inc.

Condensed Consolidated Financial Statements

June 30, 2007 and 2006

(Unaudited)

(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets

		Unaudited
		As of
	Note	30-Jun-07
		US$

ASSETS
Current Assets
Cash and cashequivalants		1,679,246
Accounts receivable, net of provision for doubtful accounts $30,139	6	3,278,697
Other receivable, prepayments and deposits	7	7,217,657
Inventories		1,698,213
Marketable securities	11	13,548,437
Amounts due from stockholders	8	937,392
Amounts due from related parties	8	1,045,658

Total current assets		29,405,300
Investment in associated company		0
Goodwill and intangible assets	4	23,047,603
Plant and equipment	5	3,818,554

Total Assets		56,271,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable		277,488
Other payables and accruals	9	2,371,851
Amounts due to related parties	8	93,349
Factoring loan		—

Total current liabilities		2,742,688

Minority interest		1,557,896
Convertible notes	10	1,500,000
Discount on convertible notes and warrants	10	(852,952)
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 150,000,000 shares, US$0.01 par value
None issued Common stock; authorized 350,000,000 shares, US$0.01 par value 94,393,178 shares of common stock issued and outstanding, US$0.01 par value		943,932
20,000 shares of common stock reserved to be issued, US$0.01 par value		200
Additional paid in capital		100,818,946
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments		90,269
Unrealized loss on marketable securities		(4,419,765)
Total accumulated comprehensive loss		(4,329,496)
Accumulated deficit		(46,109,756)
Total stockholders’ equity		51,323,825

Total liabilities and stockholders’ equity		56,271,457

Condensed Consolidated Statement of Operations

		Unaudited Threee Months Ended	Unaudited Threee Months Ended
	Note	June 30, 2007	June 30, 2006
		US$	US$

Revenues		1,803,071	8,819,429
Costs of revenue		1,389,073	228,127

Gross Profit		413,998	8,591,302

Operating Expenses
General and administrative
Stock Based Compensation Costs		—	33,750
Other General and administrative		748,814	1,542,966
Marketing and sales		48,850	35,137
Depreciation and amortization		578,778	509,629
Consulting and professional fees		184,442	494,583
Total operating expenses		1,560,884	2,616,065
Operating loss		(1,146,886)	5,975,237
Interest income		1,271	18,073
Amortization of discount on notes		(14,457)	(2,570,634)
Other income from divestment of non-core assets		5,473	11,183,924
Interest expenses		(39,000)	—
Loss before income tax expense and minority interests		(1,193,599)	14,606,600
Income tax expenses		—	(12,063)
Loss after income tax expense and before minority interests		(1,193,599)	14,594,537
Minority interests		18,158	(446,107)
Net Loss		(1,175,441)	14,148,430
Other comprehensive loss – Currency translation adjustment		(11,147)	(17,316)
Comprehensive (loss) income		(1,186,588)	14,131,114

Basic (loss) income per share		(0.01)	0.14
Shares used in computing basic loss per share		94,413,178	98,488,837

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three month ended June 30, 2007 and 2006

	Unaudited	Unaudited
	Three months ended	Three months ended
	June 30, 2007	to June 30, 2006
	US$	US$
Cash flows from operating activities
Net (loss) income	(1,175,441)	14,589,284
Adjustments to reconcile net income (loss) to net cash used in operating activities;	—	—
Depreciation and amortization	578,778	509,629
Share of profits from affiliate	—	(356,599
Gain on sale of non-core assets paid by stock	—	(10,742,791)
Gain on disposal of subsidiary companies	(5,473)	(74,556)
Non-cash expense for consultancy services fee	—	75,000
Amortization of discount on notes	14,457	2,570,634
Non-cash interest expenses	39,000	—
Currency translation adjustment	—	—
Changes in operating assets and liabilities:
Accounts receivable	182,461	(8,334,822)
Other debtor, deposits and prepayments	(463,889)	(3,038,841)
Inventories	—	(15,630
Amounts due from related parties	—	(344,316)
Amounts due from stockholders	—	221,358
Accounts payable	(178,019)	21,645
Other payables and accruals	121,740	558,563
Amounts due to related parties	—	39,317
Net cash used in operating activities	(886,385)	(4,322,125)

Cash flows from investing activities
Proceeds from sale of plant and equipment	—	74,958
Purchase of plant and equipment	—	(221,288)
Cash / acquired in business combination, net	—	10,814
Disposal of subsidiary companies, net	—	23,138
Increase in due from related parties and stockholders	(316,433)	—
Net cash used in investing activities	(316,432)	(112,378)

Cash flows from financing activities
Issuance of common stock	—	8,955,350
Expenses incurred on issuance of common stock	—	(874,931)
Decrease in due to related parties	(145,510)	—
Repayment of factoring loans	—	(54,289)
Minority interest, net	262,622	—
Net cash provided by financing activities	117,112	8,026,130
Net effect of exchange rate changes on consolidating subsidiaries	65,000	(6,024)
Net increase/(decrease) in cash and cash equivalents	(1,020,705)	3,585,603
Cash and cash equivalents, beginning of the period	2,699,949	1,373,715
Cash and cash equivalents, end of the period	1,679,244	4,959,318

NEXTMART INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

During fiscal 2008, we plan to center our business operations around our Shanghai-based apparel subsidiary, William’s Brand Administer Co. Ltd. Our business development efforts will consist of growing existing revenues in the business-to-business sector and creating new revenues in the business-to-consumer sector. Our goal here is to build China’s largest shopping community for online wholesale distribution and retail shopping.

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

We have the following significant domestic VIEs:

NEXTMART INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

•               Shanghai Shengji Technology Co., Ltd, a PRC company controlled by us by contract, and is engaged in wireless mobile services. It is 40% owned by Hui Yan, 40% owned by Min Lin and 20% owned by Kezhou Luan, each a non-executiveemployee of the Company.

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

The capital investment in these VIEs is funded by the Company and transferred to the VIEs via contractual agreements between the Company (or its non-PRC subsidiary) and the PRC employees who own the VIEs. As of June 30, 2007, the total amount of capital investment that was transferred to the VIEs listed above was US$3,451,000.  Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in

China when permitted by PRC laws and regulations or to our designees at any time for the outstanding amount of injected capital investment, and all voting rights of the VIEs are assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs.  Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services.

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

NEXTMART INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

NEXTMART INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Sales to Nature’s Club International Co. Ltd. accounted for the majority of sales for the quarter ended June 30, 2007. Significant sales to a single customer expose the Company to a concentration of credit risk.

Earnings (loss) per share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. As the Company has a loss, presenting diluted net earnings (loss) per share is considered anti-dilutive and not included in the statement of operations.

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

NEXTMART INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

NEXTMART INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

NEXTMART INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Segment Information

The Company accounts for segment information in accordance to FASB 131, Disclosures about Segments of an Enterprise and Related Information. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s operations segments include Transactional Services and Marketing Services.

The Transactional Services include primarily the apparels vertical business and electronics component vertical business. We recognize revenue for the transactional business when the goods have been shipped or delivered and purchase order exists. The Marketing and Information Services include our marketing and services. The Company recognizes revenue for the Marketing and Information Services when the services have been rendered.

NEXTMART INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 — BUSINESS COMBINATIONS

On June 25, 2007, we entered into an agreement with Asia Premium Television Group Limited (OTCBB:ATVG) to sell Sun New Media Transaction Services Limited (SNMTS), our wholly-owned subsidiary, for a consideration of $1.00. As a result of this transaction, we experienced a loss of $0.47 million.

On May 28, 2007 we entered into an agreement with Wuxi Guangxin Movie and Carton Technology Limited to form a joint venture company called Wuxi Sun Net Technology Limited. We hold 60% of the shares in the joint venture and Wuxi Guangxin Movie and Cartoon Technology Limited  holds 40% of the shares. The joint venture’s main business is to develop and distribute electronic magazines for consumers to download on their personal computers.

SUN NEW MEDIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill from the Company’s acquisitions:

	Unaudited	Unaudited
	June 30 2007	June 30 2006
	US$’000	US$’000

Focus	7,800	7,800
Beijing CEAC	181	—
Accumulated amortization	(30)	(65)
Impairment loss	(7,800)	—
	151	7,735

The goodwill of $7,800,000 relates to the acquisition of China Focus Channel Development Co. Ltd pursuant to a Sale and Purchase agreement (the “Focus Purchase Agreement”) dated November 22, 2005 with Yang Qi, Mao Quan Yi and Wu Bing Wei (collectively, the “Sellers”). This goodwill was impaired in November 2006 due to the change of the market situation for the acquired business.

The following table summarizes intangible assets:

		Unaudited	Unaudited
		June 30 2007	June 30 2006
		US$’000	US$’000

	Service agreements	25,000	25,000
	Magazines mastheads	—	2,562
	License	24,452	23,245
	Non-compete agreements and customer relationship	2,905	—
	Database	2,500	—
	Program rights	1,792	—
	Technology	2,367	1,980
	Partnership agreement license	1,056	—
		60,072	52,787
Less:	Accumulated amortization	(1,514)	(300)
	Sold	(1,208)	—
	Impairment loss	(34,505)	—
	Translation difference	52	—
		22,897	52,487

On April 9, 2007, we entered into an agreement with Sun Media Investment Holdings Limited (“SMIH”) pursuant to which we sold Lifestyle Magazines Publishing Pte Ltd. to SMIH. As a result of this transaction, our intangible assets (Magazine mastheads) decreased by $2,562,308 for the period ended June 30, 2007. The amortisation expenses of intangible assets and goodwill for the quarters ended June 30, 2007 and June 30, 2006 were $419,168 and $360,241, respectively.

NOTE 5 — PLANT AND EQUIPMENT, NET

Plant and equipment is summarized as follows:

	Unaudited	Unaudited
	June 30 2007	June 30 2006
	US$’000	US$’000
Cost
Motor vehicles	670	—
Leasehold building and improvement	1,968	1,506
Furniture, fixtures and equipments	2,206	1,163
	4,844	2,669
Accumulated depreciation	(1,025)	(454)
	3,819	2,215

Equipment includes a net book value of $1.3 million for the reverse auction purchase software purchased by the Company last year. The software is similar to the software deployed by the China state auctioning platform. It is expected to be used by the Company for online sales operations once the Company further develops its online e-commerce capabilities. Depreciation expenses for our fixed assets were $159,661 for the quarter ended June 30, 2007 and $232,843 for the quarter ended June 30, 2006.

NOTE 6 — ACCOUNT RECEIVABLES

Account receivables are summarized as follow:

	Unaudited	Unaudited
	June 30 2007	June 30 2006
	US$’000	US$’000
Nature’s Club Inc.	1,895	—
Jines International	254	—
CEAC’s Client	1,117	—
Others	43	3,754
Bad account provision	(30)	(68)
	3,279	3,686

The majority of our account receivables are from William Brand’s clients which contribute 65% of receivables total account receivables and Beijing Trans Global Logistics’s clients which contribute 34% of total account receivables. The bad account provision is for the account receivables of Beijing Trans Global Logistics.

NOTE 7 — OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits are summarized as follow:

	Unaudited	Unaudited
	June 30 2007	June 30 2006
	US$’000	US$’000
Other receivables	5,693	783
Staff advances	34	12
Prepaid Advances for Purchase	339	—
Prepaid Interest expense	741	—
Deferred expenses	96	2
Rental deposits	42	9
Prepaid consideration for acquisitions	—	2,375
Prepaid administrative expenses	273	505

	8,870	3,686

Other receivables relate to outstanding consideration for The Lexicon Group Ltd. (“TLG”)(formerly “Sun Business Network Ltd.”) shares sale transaction. Pursuant to a Sales and Purchase Agreement by and between us and Maxi Surplus Investment Limited (the Purchaser), in March 2007, the Purchaser acquired 150 million shares of TLG from us on March 26, 2007. The consideration for the purchase was approximately $5.88 million to be satisfied by way of a transfer of 20 million shares in Sun 3C Media PLC (AIM:SCCC), an Ireland corporation (Consideration Shares). As of June 30, 2007, the Consideration Shares were still in the process of being transferred to the Company.

Prepaid advances for purchase represents an advance paid to Mr. Ren Huiliang for purchases of materials and products as well as contingent needs for supporting operations of William Brand Administer Limited, our apparel subsidiary. Mr. Ren Huiliang became our director in February 2007 and became our Chief Executive Officer on August 1 2007. On June 18, 2007, our subsidiary and Mr. Ren Huiliang signed an agreement pursuant to which Mr. Ren Huiliang will return the advances by way of purchasing apparel materials for our subsidiary.

Prepaid interest relates to the 1.5 million shares of our common stock prepaid as interest for the senior convertible promisory notes that we issued to certain accredited investors on March 22, 2007. The prepaid interest expense is to be amortized over the term of the respective notes.

NOTE 8 — AMOUNTS DUE FROM/ (TO) STOCKHOLDERS/ RELATED PARTIES

The amounts are non-trade, interest free and with no fixed terms of repayment.

	Unaudited	Unaudited
	June 30 2007	June 30 2006
	US$’000	US$’000
Sun Business Network	973	1,168
Global Women	47	(501)
Sun 3C Media	(93)	54
Sun Media Investment Holdings	874	8
Sun Culture Fundation	26	15
CAG	63	63
Others	—	(28)
	1,890	779

NOTE 9 — OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follow:

	Unaudited	Unaudited
	June 30 2007	June 30 2006
	US$’000	US$’000
Other payables	841	968
Accrued operating expenses	1,142	6,261
Prepayment from customers	389	59

	2,372	7,288

Other payables mainly include $0.5 million payables for acquiring the anti-auction software. Included in accrued operating expenses were various professional fees and $0.2 million of committed investment in our subsidiary.

NOTE 10 — CONVERTIBLE NOTES WITH DETACHABLE WARRANTS

Convertible Notes with Detachable Warrants

On March 22, 2007, we executed a subscription agreement with certain accredited investors pursuant to which we agreed to issue $1,500,000 of principal amount of senior convertible promissory notes and warrants to purchase shares of our common stock. The financing was closed on March 29, 2007.

The aggregate gross proceeds from the sale of the notes and warrants was $1,500,000.  The convertible notes are due three years from the date of issuance. We prepaid all interest due under the convertible notes through the issuance of 1.5 million shares of our common stock (the “Interest Shares”).  The notes are initially convertible our common shares at a conversion price of $1.00 per share.  After the occurrence of an event of default under the notes, the conversion price shall be adjusted to eighty percent (80%) of the volume weighted average price of our common shares for the five trading days prior to a conversion date.

Commencing on the fifteenth month of the notes, we must make a payment of one-twenty first (1/21st) of the principal amount of each note, either in cash or by conversion of such amount into our common shares.  If, on the payment date, the market price for our common shares are equal to or  $1.00 per share, we may make this payment in our common shares at the then existing  conversion rat.  However, if, on the payment date, either (i) the market price for our common shares are less than $1.00 per share or (ii) the Registration Statement covering the common stock underlying the notes and warrants is not effective, then we must make this payment in cash in an amount equal to 135% of the Principal Amount component of the Monthly Amount. Subject to certain terms and conditions set forth therein, the notes are redeemable by us at a rate of between 120% to 150% of the outstanding principal amount of the notes plus interest.

The notes are being issued with Class A warrants to purchase up to 1,500,000 shares of our common stock at an exercise price of $1.00 per share and Class B warrants to purchase up to 1,500,000 shares of our common stock at an exercise price of $1.50 per share.  Upon exercise of any Class A or Class B warrant, the respective warrantholder will receive a Class C warrant to purchase that number of shares for which such Class A warrant or Class B warrant is exercised at an exercise price of $2.00 per share.  Accordingly, if the Class A and Class B warrants are exercised in full, we will issue Class C warrants to purchase 3,000,000 shares of our common stock.

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

On February 1, 2007, we entered into a supplementary agreement with Barron Partners LLP (“Barron”) (the “Supplementary Agreement”) to modify the terms of their original stock purchase agreement (the “Agreement”) dated December 31, 2005.

As of the date immediately prior to the Supplementary Agreement, Barron possessed the following series of warrants to purchase our common stock (the “Warrants”):

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

Specifically, we and Barron made the following amendments to the Warrants held by Barron:

1	Exercise Price. The exercise price per share for 1,100,000 “E” Warrants and 900,000 “D” Warrants was reduced to $0.80. (collectively, “$0.80” Warrants).

2	Exercise Price. The exercise price per share for 1,000,000 “D” Warrants was reduced to $0.00001. (“$0.00001” Warrants).

3	Exercise of Warrants.

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

4	Call provisions. Call provisions have been cancelled on all warrants.

5	Termination. All remaining warrants except for the warrants addressed above in Sections 1 and 2 have been terminated.

During the fiscal quarter ended June 30, 2007, we issued securities to the following shareholders:

•       On April 11 2007, we issued a total of 99,998 shares to Barron Partners L.P. (“Barrons”) to satisfy a cashless exercise of 100,000 Class D Warrants held by Barron.

•       On April 27, 2007, we issued 6.9 million shares of our common stock to Panpac Tech Strategic Limited, a wholly-owned subsidiary of The Lexicon Group Ltd (“TLG”)(formerly “Sun Business Network Ltd.”) to satisfy a contractual obligation to TLG relating to the Sale and Purchase Agreement (“the Agreement”) between the parties dated November 21, 2005.

•       On May 10, 2007, we issued a total of 99,998 shares to Barron Partners L.P. (“Barrons”) to satisfy a cashless exercise of 100,000 Class D Warrants held by Barron.

•       On June 7, 2007, we issued a total of 99,998 shares to Barron Partners L.P. (“Barrons”) to satisfy a cashless exercise of 100,000 Class D Warrants held by Barron.

•  On June 29, 2007, we cancelled 6,000,000 shares of our own stock returned to us by Sun Media Investment Holdings (“SMIH”), our largest shareholder. The shares were returned to us pursuant to a Sale and Purchase Agreement dated April 9, 2007.

We did not receive any proceeds from the exercise of warrants by Barrons because the warrants were exercised on a cashless basis.

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

Changes in internal control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NOTE 11 —  MARKETABLE SECURITIES

As of June 30, 2007, we own marketable securities worth an aggregate of $13,548,437 (2007: $14,158,600). Among our securities are 32,633,233 shares, representing a 6.9% interest in Sun 3C Media (AIM:SCCC), an Irish company listed on the Alternative Investment Market in London. These shares have been placed in escrow since July 2006 pursuant to an escrow agreement by and among various parties including Sun 3C Media and us. According to the escrow agreement, our shares can be released subject to the orderly market arrangements in place, which state that any decision to sell these ordinary shares within 12 months of their release must be approved by Blue Oar Securities Plc, our agent. The shares are eligible for release in two tranches; 50% of the 32,633,233 shares on June 30, 2007 and 50% of the 32,633,233 on June 30, 2008.

In the year ended March 31, 2007, we sold 150,000,000 shares, representing approximately a 16% interest in The Lexicon Group (“TLG”) (formerly “Sun Business Network Ltd.”), to Maxi Surplus Ltd, a Singaporean company. The consideration for the sale of shares was approximately $5.88 million (9 million Singaporean dollars) to be satisfied by way of a transfer of 20 million shares in Sun 3C Media PLC. As of June 30, 2007, the stated shares were still in the process of being transferred to us. We used the purchase price as the cost of the security sold. As of the date of the filing of this report, we have completed this transaction.

The Company recognised an unrealised loss for its marketable securities, calculated as the difference between the historical cost price of the securities and the current price of the securities. The securities related to public companies registered with the U.S. Securities and Exchange Commission.

NOTE 12 — FACTORING LOAN

The factoring loan was contributed by Lifestyle Magazines Publishing Pte Ltd. which the Company sold to Sun Media Investment Holdings, our largest shareholder.

NOTE 13 — SHAREHOLDERS’ EQUITY

On April 11 2007, we issued a total of 99,998 shares to Barron Partners L.P. (“Barrons”) to satisfy a cashless exercise of 100,000 Class D Warrants held by Barron.

On April 27, 2007, we issued 6.9 million shares of its common stock to Panpac Tech Strategic Limited, a wholly-owned subsidiary of Sun Business Network (“SBN”) to satisfy a contractual obligation to SBN relating to the Sale and Purchase Agreement (“the Agreement”) between the parties, dated November 21, 2005.

On May 10, 2007, we issued a total of 99,998 shares to Barron Partners L.P. (“Barrons”) to satisfy a cashless exercise of 100,000 Class D Warrants held by Barron.

On June 7, 2007, we issued a total of 99,998 shares to Barron Partners L.P. (“Barrons”) to satisfy a cashless exercise of 100,000 Class D Warrants held by Barron.

On June 29, 2007, we cancelled 6,000,000 shares of paid back by Sun Media Investment Holdings, our largest shareholders pursuant to our agreement signed on April 9, 2007.

NOTE 14 — SUBSEQUENT EVENTS

The following is a list of events that occurred after the fiscal quarter ended June 30, 2007.

On August 7, 2007, we entered into an agreement with Her Shop Ltd., an affiliate of Sun Media Investment Holdings, our largest shareholder, to trade 99,629 shares of Asia Premium Television Group (OTC:ATVG) held by us for 231,939 shares of Broadcast International Inc. (OTC:BI) held by Her Shop Ltd. The approximate value of the transaction was $260,000, whereby the ATVG shares were valued at approximately $2.65 per share and the Broadcast International shares were valued at approximately $1.10 per share. The agreement is expected to close on or before September 1, 2007.

On August 6, 2007, we entered into an agreement with Mr. Jiancai Zhou to acquire the Peeress clothing brand and the Peeress Design and Management Center (collectively, “Peeress”). Based in Shanghai, China, Peeress is an established women’s clothing brand with over 3,000 patented clothing designs. The consideration for the acquisition is $2.17 million of which $1 million is to be paid in cash and $1.17 million is to be paid with 5 million shares of Sun 3C Media Plc (AIM SCCC) held by us. We will satisfy $500,000 of the cash consideration and Sun Media Investment Holdings (“SMIH”), our largest shareholder, will satisfy the other $500,000 of the consideration on our behalf. As of the filing of this Report, this acquisition has not been completed.

On August 6, 2007, we entered into an agreement with Sun Media Investment Holdings, our largest shareholder, to grant SMIH perpetual, non-exclusive usage rights to our reverse-auction purchasing software. The consideration for this licensing agreement is a $500,000 to be satisfied through a one-time cash payment. As of the filing of this Report, this transaction has not been completed.

On August 6, 2007, we entered into a strategic partnership agreement with Shanghai Guifuren Garment Co. Ltd (“Guifuren Garment”), a producer of mature urban women’s suits in Mainland China. According to the terms of agreement, NextMart will gain from Guifuren Garment usage rights to the Guifuren 2.0 mature urban professional women’s brand and access to 1/3 of Guifuren Garment’s sales space in nearly 60 retail stores in Mainland China. As consideration, NextMart will grant Guifuren a commission on its in-store sales of NextMart product. Guifuren Garment will provide the necessary logistics and inventory support to NextMart at no cost.

On August 7, 2007, we entered into an agreement with Yang Lan Studio Ltd, an affiliate of Sun Media Investment Holdings, our largest shareholder, to sell certain non-core assets, including five used automobiles. The consideration for the arreement is $294,867.35 to be satisfied with 268,062 shares of Broadcast International (OTC BCST) valued at $1.10 per share. The agreement is expected to close on or before September 1, 2007.

On July 6, 2007, we completed the cancellation of 7.6 million Company shares that were returned to us through an agreement with Sun Culture Foundation dated March 26, 2007. Pursuant to this agreement, we gained 7.6 million Company shares held by Sun Culture in exchange for 20 million shares of Sun 3C Media Plc (AIM:SCCC) held by us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in “Item 1 — Financial Statements.” The matters discussed in this report on Form 10-QSB include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, Any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intend”, “could”, “plan”, “estimate” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words. While forward-looking statements are sometimes presented with numerical specificity, they are based on current expectations and various assumptions made by management regarding future circumstances over which we may have little or no control. These statements are inherently predictive, speculative and subject to risk and uncertainties, and it should not be assumed that they will prove to be correct. A number of important factors, including those identified under the caption “Risk Factors” in our annual report on Form 10-KSB for the period ended March 31, 2007 filed with the SEC, which is hereby incorporated by reference, as well as factors discussed elsewhere in this Form 10-QSB, could cause our actual results to differ materially from those in forward-looking statements or forward-looking financial information. Actual results may differ from forward-looking results for a number of reasons, including market acceptance of our services, adverse market conditions affecting the Internet sector, retention of major clients, competitive factors, failure to keep pace with changing technologies and failure to protect our intellectual property. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected. These forward looking statements are made only as of the date hereof, and we undertake no obligation to update or revise these forward looking statements, whether as a result of new information, future events or otherwise.

Overview

Our principal focus is the expansion of our business-to-business brand and apparel production management business, which is located in Shanghai, China. Our goal is to develop into China’s largest online shopping community for wholesale distribution and retail shopping in the apparel and women’s fashion industry. We are working toward a smaller organizational structure centered around William Brand Administer Limited (“William Brand”), our key women’s apparel subsidiary and transactional service provider. In fiscal 2008, we plan to build revenues by leveraging our core competency in online marketing, design, production and channel management in the area of women’s fashion and apparel.

During the last half of fiscal year ended March 31, 2007 and continuing through the quarter ended June 30, 2007 we completed several acquisitions, and divested certain assets that are unrelated to the women’s fashion industry. We also completed  initiatives that were launched in the latter half of fiscal 2007 to reduce total overhead, rationalize non-core assets or operations and reduce the number of issued and outstanding shares of our common stock. Particularly, we divested of our beverage business in the fourth quarter of fiscal year ended March 31, 2007 which we operated during the prior three fiscal quarters. We also divested certain real estate holdings and announced our intentions to move our corporate headquarters to Shanghai, China, which is expected to occur in the coming months.

As a result of these initiatives, we expect that our results of operations for future periods will be materially different and that our principal sources of revenue, operating expenses and profits will be derived from our apparel and women’s fashion business.

Because our results of operations for the quarter ended June 30, 2006 were derived from operations that have since been discontinued, we have not presented a thorough period (June 30, 2007) to period (June 30, 2006) comparison of our results of operations.

Results of Operations

Three Months Ended June 30, 2007

Revenue. Our revenue for the three months ended June 30, 2007 was $1,803,071, of which $1,790,596 (or 99.3% of total revenue) was derived from our Transactional Services and $12,475 (or 0.7% of total revenues) was derived from our Marketing and Information Services. Transactional Services revenues relate principally to income generated by our William Brand apparel subsidiary, which had revenue of $1,353,177. During the three months ended June 30, 2007, Transactional

Services was negatively impacted by an approximate 4.46% decrease in quarter-to-quarter revenues from William Brand (William Brand’s revenue for the quarter ended March 31, 2007 was $1,416,319). This decrease in revenues is attributed to slow market conditions in the US apparel industry which affected the number of orders coming from William Brand’s main business client in the Southern United States. This business client accounts for approximately 90% of William Brand’s revenues.

Costs of Revenue. Costs of revenue for the three months ended June 30, 2007 were $1,389,073. Transactional Services costs accounted for 100% of the total cost of revenue. Cost of revenues includes purchase goods, purchase services and labor costs.

Operating Expenses. Total operating expenses for the three months ended June 30, 2007 were $1,560,884. These expenses included $748,814 in general administration expenses which includes employee salaries, entertainment, communication, and travel expenses, $48,850 in marketing and sales expenses related to our Transactional Services and Marketing and Information Service, $578,778 in depreciation and amortization expenses, and $184,442 in consulting and professional fees, which includes legal, accounting and audit fees.

Other Income (Loss). For the three months ended June 30, 2007, we experienced a gain of $5,473 relating to the sale of Sun New Media Transaction Service Limited to Asia Premium Television Group (OTCBB: ATVG); and a loss of $14,457 relating to the amortization of the discount on subordinated notes assued during the period. We also had interest income of $1,271 and interest expenses of $39,000 for the period.

Net Loss Before Taxes. Our net loss before taxes for the three months ended June 30, 2007 was 1,193,599 for the reasons discussed above.

Comprehensive Loss. For the three months ended June 30, 2007, we experienced a gain of $18,158 due to minority interest and a loss of currency adjustment of $11,147 resulting in a comprehensive loss of $1,186,588 or a loss of $0.01 per share basic.

Three Months Ended June 30, 2006

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

Operating Expenses Total operating expenses for the three months ended June 30, 2006 were approximately $2.6 million. These include expenses related to general & administrative and marketing & sales of $1.6 million, depreciation and amortization of $0.5 million, consulting and professional fees of $0.5 million, and warrant valuation expense of $0.2 million.

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

Net Income The net income for the three months ended June 30, 2006 was approximately $14.1 million. This comprised operating income of approximately $5.9 million and other income of approximately $11.2 million with an offset of approximately $2.5 million in other expenses.

Liquidity and Capital Resources

As of June 30, 2007, we had $1,679,247 in cash, all of which was available for general working capital purposes. Our working capital as of June 30, 2007 was $26,162,613. Working capital as of June 30, 2006 was $29,119,911. The increase in working capital is due to the appreciation of our marketable securities and increases in our accounts receivable, partially offset by the loss occasioned during the recent fiscal quarter.

We anticipate needing additional liquidity over the next 12 months in order to assist the company in executing its current business plan. We anticipate raising capital through additional private placements of our equity securities, proceeds received from the exercise of outstanding warrants and options, and, if available on satisfactory terms, debt financing.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements.

Capital Expenditure Commitments

As at June 30, 2007, we had no outstanding commitments for capital expenditures.

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

Impairment  of Long-lived Assets

The Company assesses the carrying value of long-lived assets in accordance with SFAS No.144, accounting for the Impairment or Disposal of Long-lived Assets. Factors considered important which could trigger this review include significant decrease in operating results, significant changes in its use of assets, competitive factors and the strategy of it business, and significant negative industry or economic trends. The company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on the reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.  When the Company determine that the carrying value of long-lived may not be recoverable based on as assessment of future undiscounted cash flows from the use of those assets, an impairment charge to reord the assets at fair value may be recorded. Impairment is measured based on fair values utilizing estimated discounted cash flow, published thirty-party sources, and third-party offers.

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

Item 3. Controls and Procedures.

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

Changes in internal control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2007, we issued shares in the following transactions pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”).

•      On April 11 2007, we issued a total of 99,998 shares to Barron Partners L.P. (“Barrons”) to satisfy a cashless exercise of 100,000 Class D Warrants held by Barron.

•      On April 27, 2007, we issued 6.9 million shares of our common stock to Panpac Tech Strategic Limited, a wholly-owned subsidiary of The Lexicon Group Ltd (“TLG”)(formerly “Sun Business Network Ltd.”) to satisfy a contractual obligation to TLG relating to the Sale and Purchase Agreement (“the Agreement”) between the parties dated November 21, 2005.

•      On May 10, 2007, we issued a total of 99,998 shares to Barron Partners L.P. (“Barrons”) to satisfy a cashless exercise of 100,000 Class D Warrants held by Barron.

•      On June 7, 2007, we issued a total of 99,998 shares to Barron Partners L.P. (“Barrons”) to satisfy a cashless exercise of 100,000 Class D Warrants held by Barron.

•  On June 29, 2007, we cancelled 6,000,000 shares of our own stock returned to us by Sun Media Investment Holdings (“SMIH”), our largest shareholder.  The shares were returned to us pursuant to a Sale and Purchase Agreement dated April 9, 2007.

Item 3. Defaults Upon Senior Securities.

On March 22, 2007, we executed subscription agreements with five accredited investors (the “Selling Stockholders”) for the purchase of an aggregate of $1,500,000 of our senior convertible promissory notes (“Notes”) and Class A, Class B, and Class C common stock purchase warrants. At closing, we paid the Selling Stockholders a total of 1,500,000 shares of our common stock as full consideration of all interest due under the Notes. We have not completed our registration rights convenants in the agreement with the Selling Stockholders. As a result, we are in default under the terms of such agreement with the Selling Shareholders. We are currently in negotiations with the Selling Shareholders in an effort to remedy the situation.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

Events Subsequent to the Quarter Ended June 30, 2007

The following is a list of events that occurred after the fiscal quarter ended June 30, 2007.

On August 7, 2007, we entered into an agreement with Her Shop Ltd., an affiliate of Sun Media Investment Holdings, our largest shareholder, to trade 99,629 shares of Asia Premium Television Group (OTC:ATVG) held by us for 231,939 shares of Broadcast International Inc. (OTC:BI) held by Her Shop Ltd. The approximate value of the transaction was $260,000, whereby the ATVG shares were valued at approximately $2.65 per share and the Broadcast International shares were valued at approximately $1.10 per share. The agreement is expected to close on or before September 1, 2007.

On August 6, 2007, we entered into an agreement with Mr. Jiancai Zhou to acquire the Peeress clothing brand and the Peeress Design and Management Center (collectively, “Peeress”). Based in Shanghai, China, Peeress is an established women’s clothing brand with over 3,000 patented clothing designs. The consideration for the acquisition is $2.17 million, of which $1 million is to be paid in cash and $1.17 million is to be paid with 5 million shares of Sun 3C Media Plc (AIM:SCCC) held by us. We will satisfy $500,000 of the cash consideration, and Sun Media Investment Holdings (“SMIH”), our largest shareholder, will satisfy the other $500,000 of the consideration on our behalf. As of the filing of this Report, this acquistion has not been completed.

On August 6, 2007, we entered into an agreement with Sun Media Investment Holdings, our largest shareholder, to grant SMIH perpetual, non-exclusive usage rights to our reverse-auction purchasing software. The consideration for this licensing agreement is a $500,000 to be satisfied through a one-time cash payment. As of the filing of this Report, this transaction has not been completed.

On August 6, 2007, we entered into a strategic partnership agreement with Shanghai Guifuren Garment Co. Ltd (“Guifuren Garment”), a producer of mature urban women’s suits in Mainland China. According to the terms of agreement, NextMart will gain from Guifuren Garment usage rights to the Guifuren 2.0 mature urban professional women’s brand and access to 1/3 of Guifuren Garment’s sales space in nearly 60 retail stores in Mainland China. As consideration, NextMart will grant Guifuren a commission on its in-store sales of NextMart product. Guifuren Garment will provide the necessary logistics and inventory support to NextMart at no cost.

On July 6, 2007, we completed the cancellation of 7.6 million Company shares that were returned to us through an agreement with Sun Culture Foundation dated March 26, 2007. Pursuant to this agreement, we gained 7.6 million Company shares held by Sun Culture in exchange for 20 million shares of Sun 3C Media Plc (AIM:SCCC) held by us.

Recent Developments during the Quarter Ended June 30, 2007

On June 29, 2007, we cancelled 6,000,000 shares of our own stock returned to us by Sun Media Investment Holdings (“SMIH”), our largest shareholder.  The shares were returned to us pursuant to a Sale and Purchase Agreement dated April 9, 2007

On June 25, 2007, we entered into an agreement with Asia Premium Television Group Limited (OTCBB:ATVG) to sell Sun New Media Transaction Services Limited (SNMTS), our wholly-owned subsidiary, for a consideration of $1.00. As a result of this transaction, we experienced a loss of $0.47 million.

On May 28, 2007 we entered into an agreement with Wuxi Guangxin Movie and Carton Technology Limited to form a joint venture company called Wuxi Sun Net Technology Limited. We hold 60% of the shares in the joint venture and Wuxi Guangxin Movie and Cartoon Technology Limited  holds 40% of the shares. The joint venture’s main business is to develop and distribute electronic magazines for consumers to download on their personal computers.

On May 2, 2007, we reincorporated in the State of Delaware which changed our corporate domicile from Minnesota to Delaware. On that same date, we changed our name from “Sun New Media Inc.” to “NextMart, Inc.”  and modified our Bylaws. These revised Bylaws are incorporated by reference in our last Proxy Statement filed on June 12, 2006 with the exception of a change to our total number of authorized shares. On May 2, 2007, we modified our Bylaws such that the total number of shares of all classes which the Corporation shall have authority to issue is Five Hundred Million (500,000,000) consisting of Three Hundred Fifty Million (350,000,000) shares of Common Stock, par value $0.01 per share (the “Common Stock”) and One Hundred Fifty Million (150,000,000) shares of Preferred Stock, par value $0.01 per share (the “Preferred Stock”). [tentatively take entire para but to check on total authorised shares]

On April 27, 2007, we issued 6.9 million shares of our common stock to Panpac Tech Strategic Limited, a wholly-owned subsidiary of The Lexicon Group Ltd (“TLG”)(formerly “Sun Business Network Ltd.”) to satisfy a contractual obligation to TLG relating to the Sale and Purchase Agreement (“the Agreement”) between the parties dated November 21, 2005. In the original Sale and Purchase Agreement, we purchased certain assets, including various on-line publishing rights, from TLG for an aggregate consideration of the issuance of 13.8 million of our shares. The consideration was to be satisfied in two installments of 6.9 million shares. The first installment was issued at the closing. This most recent issuance completes our obligations under the agreement.

On April 11, 2007, we entered into a partnership agreement with Her Village Co. Ltd (‘Her Village’), a related party of Sun Media Investment Holdings (SMIH), our largest shareholder, for certain exclusive marketing access within Her Village’s multimedia products — namely, its e-magazines. Her Village is a wholly-owned subsidiary of Yang Lan Studio Ltd., which is 100% owned and controlled by Ms. Yang Lan, the spouse of our Chairman Dr. Bruno Wu. As part of the agreement, we agreed to pay for the production of Her Village’s online multimedia products at cost, approximately $180,000 per annum and receive the revenues generated from the sale of such products, subject to the payment of a 10% sales commission to her Village on all transactions generated by Her Village. As of the filing of this Report, we have not completed this transaction.

On April 9, 2007, we entered into agreement with SMIH to sell certain non-core assets in exchange for a total consideration of $4.15 million dollars. The assets to be sold are: Two real estate properties in Beijing; a 30% investment stake in Global Woman Multimedia Co. Ltd; and 100% of the share capital of Lifestyle Magazines Publishing Co. Ltd. According to the terms of the agreement, SMIH will satisfy the $4.15 million consideration by transferring to us 1 million shares of Validian Corp. (OTCBB:VLDI)(“Validian’) and (ii) a promissory note of Validian in favor of SMIH with a principal amount of $500,000; and by returning to us 6 million of our common shares held by SMIH. As of the filing of this Report, we have not completed this transaction, however, we have already received and cancelled the 6 million shares returned to us from SMIH.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K.

We filed the following reports with the Securities and Exchange Commission on Form 8-K:

1. On April 5, 2007, we filed a Report on Form 8-K to report events under Item 5.01.

2. On April 13, 2007, we filed a Report on Form 8-K to report events under Items 1.01 and 9.02.

3. On May 10, 2007, we filed a Report on Form 8-K to report events under Items 1.01, 3.02, 3.03, and 5.03.

4. On June 8, 2007, we filed a Report on Form 8-K to report events under Item 2.02.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTMART, INC.

Date: August 20, 2007	By:	/s/ Ren Huiliang
Ren Huiliang
Chief Executive Officer

	By:	/s/ Ren Huiliang
Ren Huiliang
Acting Chief Financial Officer

No.	Description
2.1	Sale and Purchase Agreement dated June 30, 2006 to sell certain of the Registrant’s assets to Sun TV Shop, Plc. (incorporated by reference from our Current Report on Form 8-K filed on July 7, 2006)

2.2	Updated letter from Moores Rowland Mazars, the Registrant’s former accountant (incorporated by reference from our Current Report on Form 8-K/A filed on July 11, 2006)

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

14.1	Next Mart Code of Ethics

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code