Form 10KSB
period 2007-09-30
NextMart Inc.
filed 2008-01-15
CIK 1088005

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from March 31, 2007 to September 30, 2007.

Commission File Number: 000-26347

NextMart, Inc.

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

                                                                                                              (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. o

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

p Yes     No  o

p Yes     No  o

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. . o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 o  Yes   o  No

State Registrant’s revenues for its most recent fiscal year: $20,413,762

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

$10,888,513  Based on last trade price on December 21, 2007

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

90,737,606 common shares issued and outstanding as of December 21, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

Transitional Small Business Disclosure Format (Check one):

     Yes o     No pr

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

As used in this annual report, the terms “we”, “us”, “our”, and “NXMR” mean NextMart, Inc. and its wholly-owned subsidiaries, including: Sun China Media (Beijing) Technology Co., Ltd., Suizhou Focus Trading Development Co., Ltd., Shanghai Shengji Technology Co., Ltd, Sun China Media (Beijing) International Advertising Co. Ltd, Wine & Dine Co. Ltd, Sun Trade Media (Beijing) Co. Ltd,   Sun Asia (Beijing) Investments Consultants Ltd, NextMart Technology (Beijing) Co. Ltd, Wuhan Xinda Weiye Trade and Development Co. Ltd, Beijing Trans Global Logistics, Naixiu Exhibition (Beijing) Co. Ltd .

3

PART I

Item 1. Description of Business

Overview

Our goal is to become one of China’s leading wholesale distribution and direct sales enterprises predominantly in the women’s fashion apparel industry by leveraging our full range of design, production management, sourcing, media/marketing and technological capabilities. Commencing April 2007, we began to operate primarily as an outsourced brand management and production center for foreign apparel brands mainly in the women’s apparel industry through William Brand Administer Co. Ltd., our core operating subsidiary. William Brand contracts with apparel manufacturers and wholesalers, predominately in the United States, to manage the full apparel design, production and export operations. The business accounts for approximately 83% of our total revenues for the six month period ended September 30, 2007.

In addition to our core ladies' apparel business, we possess a portfolio of media, marketing and database assets that we intend to leverage in order to expand into online brand management and e-commerce sectors for women’s apparel products. In the coming fiscal year, we plan to increase our business-to-business revenues by adding new women’s apparel clients and to develop business-to-consumer revenue by creating our own apparel brands and marketing these products through new and traditional media using our existing media/marketing resources.

In 2008, we also plan to leverage our current apparel brand management capabilities to develop an integrated online-offline direct sales platform for our ladies' apparel business. The key initiatives of this direct sales strategy include: (1) expanding our sales channels to include offline mail-order catalogues and TV-shopping of our own private label and third party brands; (2) launching our own ladies' apparel product line under the Peeress brand, and (3) partnering with offline shopping malls in China to create online shopping sites that will carry numerous leading domestic/global fashion brands, including our Peeress brand.

We created our existing business through the ongoing acquisition of various entities and assets. In September 2005, we acquired Sun New Media Group Limited in a reverse acquisition transaction. Since that time, we completed other acquisitions that have enabled us to serve the apparel, handheld electronics verticals and beverage verticals. During the first half of calendar 2007, we re-focused our business operation by divesting our interests in the handheld electronic and beverage vertical markets and concentrated on the development our business in the women’s apparel vertical market.

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

In May 2007, we reincorporated into the State of Delaware and changed our name to NextMart, Inc. On October 10, 2007, we changed our fiscal year end from March 31 to September 30.

Background

The People's Republic of China ("China") has experienced rapid economic growth over the past decade. China’s central bank estimates that economic growth for 2008 at 9.8 percent this year. Furthermore, China’s entry into the World Trade Organization, accompanied by a proliferation of private businesses and an increase in the number of foreign multinational companies in China, has led to increased market liberalization and competition. In this competitive environment, companies in China are increasingly recognizing the need for improved methods of doing business.

As a result of economic growth and liberalization, the number of business entities operating in China has increased significantly. These new businesses are competing in an economy traditionally dominated by state owned or controlled enterprises at one end and serviced by millions of small local businesses on the other end. These dynamics have generally led to a very stratified market with inefficient systems for channel marketing, sales and distribution. A significant opportunity exists to leverage internet-based technologies to create direct sales channels and efficient distribution networks across Mainland China. The opportunity is particularly salient in industries characterized by multiple-layers of fragmented distribution systems like the apparel industry.

Corporate Strategy

Our goal is to become one of China’s leading wholesale distribution and direct sales enterprises predominantly in the ladies' fashion apparel industry. We believe we have the full range of production design and management, material and services sourcing, media/marketing and technological capabilities necessary to achieve our goal. Our current growth initiatives include growing our business-to-business platform by adding new clients domestically and abroad and developing a business-to-consumer platform through direct sales of our private label operations in Mainland China.

Services

The Company is divided into two principal divisions: the Transactional Services Division and the Marketing & Information Services Division. In fiscal year ended September 30, 2007, the Transaction Services Division accounted for 83.4% of revenues and the Marketing & Information Services Division accounted for 16.6% of revenues.

The Transactional Services Division. This division is operated by our wholly-owned subsidiary in the women’s apparel vertical, William Brand Administer Co., Ltd. William Brand contracts with apparel manufacturers and wholesalers, predominately in the United States, to manage the full apparel design, production and export operations. We help companies efficiently produce branded apparel by taking advantage of China’s global advantages of low-cost labor and high quality apparel production capabilities.  During the fiscal period ended September 30, 2007, the division has predominantly focused on servicing its foreign business clients. Going forward, the division intends to grow revenues by selling women’s apparel product in Mainland China. (See Strategy for Fiscal 2008 below).

The Marketing & Information Services Division. This division generates revenue through the provision of business information services/products such as digital E-Magazines, sale of advertising, and media consulting services. The division maintains a partnership with China’s leading online media community Her Village (China’s largest multimedia women’s community) for the purpose of building loyal consumer communities and selling them apparel product through our Transactional Services Division.

In fiscal 2008, we plan to expand these operations to include direct sales of women’s apparel to urban professional women throughout Mainland China. (See Strategy for Fiscal 2008 below).  .

Strategy for Fiscal 2008

In fiscal 2008, our growth strategy is to develop an integrated online-offline direct sales platform for the ladies' apparel sector in China. To achieve this, we will leverage our full portfolio of assets and capabilities ranging from fashion design, and brand and apparel production management, to export operations. The key initiatives of this direct sales strategy include: (1) Expanding our sales channels to include offline mail-order catalogues and TV-shopping; (2) Launching sales of our private label apparel brand Peeress; and (3) Partnering with offline shopping malls in China to create online shopping sites that will carry numerous leading domestic/global fashion brands.

Our rationale for pursuing an integrated direct sales strategy is two-fold. First, we expect to achieve higher profit margins by selling ladies' apparel directly to consumers rather than selling through high cost, inefficient third-party distribution channels. Second, we already maintain the operational assets and marketing partnerships necessary to realize direct sales distribution. We maintain fashion design and apparel production operations, with a database of several thousand ladies' clothing designs. We also have strategic marketing and sales partnerships with Her Village, China’s leading multimedia ladies' community with over 40 million web visits and e-magazine downloads, including over 10 million unique visitors, per month. It also has a strategic sales partnership with Shanghai Guifuren Garment, a well-known women's apparel chain with 49 retail points in China.

We plan to execute this direct sales strategy by reorganizing our operations into the following three enhanced business units:

(1) Integrated Direct Sales. We will focus on selling ladies' apparel to urban female consumers through three online and offline direct sales channels: (1) Digital E-catalogues/E-Magazines; (2) Print Mail-Order Catalogues; and (3) TV shopping programs.

For (1) Digital E-catalogues/E-Magazines, the company will leverage its existing marketing and sales relationship with Her Village. This marketing/sales relationship gives us marketing space within Her Village’s e-magazine properties in exchange for a 10% commission on sales paid to Her Village. In addition to selling product through Her Village’s media products, we are developing our own NextMart E-Shopping Catalogues to sell apparel to Her Village’s online consumer community.

For (2) Print Mail-Order Catalogues and (3) TV-Shopping, we intend to partner with leading mail-order catalogue and TV-shopping partners in Mainland China. We are currently in discussions with partners for strategic partnership or acquisition. Strategic partnerships would entail our providing low-cost ladies' wear to its partners in exchange for ongoing marketing and sales access to Chinese female customers. The parties would split revenue according to a pre-negotiated percentage.

(2) Private Labels. We will leverage our existing fashion design and apparel production capabilities to launch private labels for sale in China and abroad. Our first brand, Peeress, targets mature professional women in China’s leading cities. Peeress already has several thousand ladies' apparel designs, which include dresses, business suits, evening wear and lingerie.

In 2008, we plan to launch sales of Peeress by leveraging our own direct sales network and partnering with retail chains in Mainland China.  Internationally, we will work with our current US business affiliations to sell product in well known retail chains such as Sears. Domestically, we plan to sell product through two leading Chinese retail chains: Shanghai Guifuren Garment Co., a leading ladies' apparel chain with 49 stores in Mainland China, and Shanghai 1st Department stores, one of China’s leading department store chains.

(3) E-Commerce Relationships. We will associate with leading offline shopping malls to create e-commerce sites that sell ladies' clothing of several well-known domestic and international fashion brands. The division will provide e-commerce and technical services in exchange for a commission on e-commerce sales. The division will focus mainly on large-scale projects in order to best utilize its resources and capture scalable business opportunities.

Investments in Media and Marketing Companies

As of September 30, 2007, we maintain investments in consumer media and marketing companies that we believe will allow us to offer our customers one-stop-shop interactive marketing solutions that reach directly to China’s key consumer groups. We own 33,642,508 shares, representing a 6% interest in CEC Unet plc (f.k.a. Sun 3C Media)(AIM:CECU), an Irish company listed on the Alternative Investment Market in London. These shares have been placed in escrow since July, 2006 pursuant to an escrow agreement by and among various parties including Sun 3C Media and us. According to the escrow agreement, our shares can be released subject to the orderly market arrangements in place, which state that any decision to sell these ordinary shares within 12 months of their release must be approved by Blue Oar Securities Plc, our agent. The shares are eligible for release in two tranches; 50% of the 33,642,508 shares on June 30, 2007 and 50% of the 33,642,508 on June 30, 2008. As of September 30, 2007, we have 22,633,233 shares, of which the 14,811,979 shares are free and 7,821,254 shares are restricted before Jun 30, 2008.

We also own 1,000,000 shares, representing a 2.07% interest in Validian Corp. (OTCBB: VLDI), a Canadian-based company listed on the OTCBB.

Competition

Presently, a substantial portion of our business involves the offline apparel market, and we intend to compete in the online wholesale distribution and retail shopping market in the area of ladies' fashion. In our core apparel market, we face competition from large-scale apparel groups such as Li & Fung, HK Yida Apparel Co. Ltd, PPG Apparel Co. and smaller apparel manufacturers, design centers and distributors that service foreign brand clients. Many of these competitors have longer histories and larger client bases than we do. In the online space, we expect to face competition from B2B and B2C e-commerce providers that sell fashion and apparel products. Some of these competitors may be horizontal service providers such as Alibaba.com, Hui Cong, Taobao.com and Global Sources and others may be apparel specialists such as Li & Fung Online.

In the media and information sector, the main competitors in the industry continue to be state-owned media groups, industry associations, and government agencies. In the private sector, our principal competitor is Hui Cong, an information services and business search company focused on the domestic market. We face indirect competition from Global Sources, a business information service companies that are primarily focused on the import-export marketplace.

We also face competition from traditional advertising media, such as newspapers, magazines, yellow pages, billboards and other forms of outdoor media, television and radio. Most large companies in China allocate and will likely continue to allocate the bulk of their marketing budgets to traditional advertising media and only a small portion of their budgets to online marketing. If these companies do not devote a larger portion of their marketing budgets to online marketing services provided by us, or if our existing customers reduce the amount they spend on online marketing, our results of operations and future growth prospects could be adversely affected.

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

Governmental Regulation

All television broadcast media in China are government-controlled networks. The television and broadcasting industry in China operates under a legal regime that consists of the State Council, which is the highest authority of the executive branch of the Chinese central government, and the various ministries and agencies under its leadership. These ministries and agencies mainly include:

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

In compliance with China's foreign investment restrictions on media industry and other laws and regulations, we conduct all our media services in China via the following significant domestic Variable Interest Entities (“VIEs”):

•                  Sun China Media (Beijing) Technology Co., Ltd., a Chinese company controlled through us by contract and is owned equally by Qiong Zhou and Jacob Di, both of whom are non-executive employees of the Company.

•                  Suizhou Focus Trading Development Co., Ltd., a Chinese company controlled by us by contract and is engaged in marketing, information and technology services to beverage and electronic device distributors.  It is 60% owned by Qi Yang, one of our officers and 25% and 15% owned by Bingwei Wu and Quanyi Mao respectively, two non-executive employees of the Company.

•                  Shanghai Shengji Technology Co., Ltd, a Chinese company controlled by us by contract, and is engaged in wireless mobile services. It is 40% owned by Hui Yan, 40% owned by Min Lin and 20% owned by Kezhou Luan, each a non-executive employee of the Company.

•                  Sun China Media (Beijing) International Advertising Co. Ltd, a Chinese company controlled by us by contract which is engaged in the advertising business.  It is 70% owned by Qiong Zhou, and 30% owned by Guosheng Wang, both of whom are non-executive employees of the Company.

•                  Dragon List Co. Ltd, a Chinese company controlled by us by contract and is engaged in digital publishing business.  It is 70% owned by Qiong Zhou, and 30% owned by Jacob Di, both of whom are non-executive employees of the Company.

•                  Sun Trade Media (Beijing) Co. Ltd, a Chinese company controlled by us by contract and is engaged in digital publishing business.  It is 70% owned by Qiong Zhou, and 30% owned by Jacob Di, both of whom are non-executive employees of the Company.

•                  Sun Asia (Beijing) Investments Consultants Ltd, a Chinese company controlled by us by contract and is engaged in the provision of consultancy services.  It is 60% owned by Qiong Zhou, and 40% owned by Bryan Li, both of whom are non-executive employees of the Company.

•                  NextMart Technology (Beijing) Co. Ltd, a Chinese company controlled by us by contract and is engaged in software development.  It is 70% owned by Qiong Zhou, and 30% owned by Jacob Di, both of whom are non-executive employees of the Company.

•                  Wuhan Xinda Weiye Trade and Development Co. Ltd, a Chinese company controlled by us by contract and engaged in trading.  It is 40% owned by Jin Liu, 30% owned by Wanzhi Zhu and 30% owned by Mingde Jiang, all of whom are non-executive employees of the Company.

•                  Beijing Trans Global Logistics, a Chinese company 80% by us by contract and engaged in trading.  It is 80% owned by Qiong Zhou, 10% owned by Yong Li and 10% owned by Mianchun Wang, Qiong Zhou is a non-executive employees of the Company.

•                  Naixiu Exhibition (Beijing) Co. Ltd, a Chinese company that is controlled by us and owned 50% Li Yong and 50% by Wang Jinghchun. Li Yong and Wang Jingchun are non-executive employees of the Company.

The capital investment in these VIEs is funded by the Company and transferred to the VIEs via contractual agreements between the Company (or its non- Chinese subsidiary) and the Chinese employees who own the VIEs. As of September 30, 2007, the total amount of capital investment that was transferred to the VIEs listed above was US$3,451,000.  Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by Chinese laws and regulations or to our designees at any time for the outstanding amount of injected capital investment, and all voting rights of the VIEs are assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs.  Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services.

Employees

As of December 21, 2007, we had 44 employees. Of our employees, 8 were in management; 19 in finance, legal & administration; 5 in business development and research & development and 12 in sales and marketing.

Recent Developments

On October 10, 2007, we changed the fiscal year from March 31 to September 30 in order to better reflect the results of our restructuring initiatives during the period ended September 30, 2007.

Disclosure Regarding Forward Looking and Cautionary Statements.

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-KSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts included in this Form 10-KSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although we believe the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-KSB. All written and oral forward looking statements attributable to us or persons acting on our behalf subsequent to the date of this Form 10-KSB are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements. Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-KSB:

Risks Related to Our Business

Our short operating history and rapidly evolving business makes it difficult for us to accurately forecast revenues and expenses.

During the last two quarters of the fiscal year ended March 31, 2007, we changed our business focus to the ladies' apparel vertical, through the acquisition of new businesses, including Williams Brand Ltd, and entered into related joint ventures. As a component of our restructuring, we also divested ourselves of certain non core assets and operations. These divested assets and operations contributed significantly to our operations for the 2007 and 2006 fiscal years.  In light of these changes, one should consider the future prospects of our new business endeavors keeping in mind the risks and uncertainties experienced by early stage companies in evolving industries in China. As a result, it will be difficult for us to predict future revenues and operating expenses with a great deal of certainty. We have based our expense levels in part on our expectations of future revenues from these transactions. If our interactive Marketing and Information service business develops slower than we expect, our losses may be higher than anticipated, which may adversely impact our business.

Some of the other risks and uncertainties of our business relate to our ability to:

·             offer new and innovative products and services to attract and retain a larger consumer base;

·             attract customers;

·             increase awareness of our brand and continue to develop consumer and customer loyalty;

·             respond to competitive market conditions;

·             respond to changes in our regulatory environment;

·             manage risks associated with intellectual property rights;

·             maintain effective control of our costs and expenses;

·             raise sufficient capital to sustain and expand our business;

·             attract, retain and motivate qualified personnel; and

·             upgrade our technology to support increased traffic and expanded services.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

The development of our business is dependent upon the completion and integration of acquisitions and other transactions that have only recently or not yet closed.

In September 2006, we acquired Williams Brand, a ladies' apparel manufacturer, which is presently our core business. During August 2007, we also acquired other businesses, assets and entered into joint ventures complimentary to our core business. If we are unable to successfully operate and integrate the businesses we acquire, our business will not be successful. We expect to continually look for new businesses to acquire to maintain and sustain our operations. If we fail to identify such businesses, are unable to acquire such businesses on reasonable terms, or fail to successfully integrate such businesses, our operating results and prospects could be harmed.

If the Internet and, in particular, interactive marketing are not broadly adopted in China, our ability to increase revenue and sustain profitability could be materially and adversely affected.

The use of the Internet as a marketing channel is at an early stage in China. Internet and broadband penetration rates in China are both relatively low compared to those in most developed countries. Many of our existing and potential customers have limited experience with the Internet as a marketing channel, and historically have not devoted a significant portion of their marketing budgets to online marketing and promotion. As a result, they may not consider the Internet effective in promoting their products and services as compared to traditional print and broadcast media. Our ability to generate significant revenues may be negatively impacted by a number of factors, many of which are beyond our control, including:

·             difficulties associated with developing a larger consumer base with demographic characteristics attractive to customers;

·             increased competition and potential downward pressure on online marketing prices;

·             ineffectiveness of our online marketing delivery, tracking and reporting systems; and

·             lack of increase in Internet usage in China.

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

We may also face competition from traditional advertising media, such as newspapers, magazines, yellow pages, billboards and other forms of outdoor media, television and radio. Most large companies in China allocate, and will likely continue to allocate, the bulk of their marketing budgets to traditional advertising media and only a small portion of their budgets to online marketing. If these companies do not devote a larger portion of their marketing budgets to online marketing services provided by us, or if our existing customers reduce the amount they spend on online marketing, our results of operations and future growth prospects could be adversely affected.

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

We may face intellectual property infringement claims and other related claims that could be time-consuming and costly to defend and may result in our inability to continue providing certain existing services.

Internet, technology and media companies are frequently involved in litigation based on allegations of infringement of intellectual property rights, unfair competition, invasion of privacy, defamation and other violations of third-party rights. The validity, enforceability and scope of protection of intellectual property in Internet-related industries, particularly in China, are uncertain and still evolving. In addition, many parties are actively developing and seeking protection for Internet-related technologies, including seeking patent protection. There may be patents issued or pending held by others that cover significant aspects of our technologies, products, business methods or services. As we face increasing competition and as litigation becomes more common in China for resolving commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims.

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

Online sales and marketing is at an early stage of development in China and is not as widely accepted by or available to businesses as in the United States. As a result, we rely heavily on a nationwide distribution network of third-party distributors for our sales to, and collection of payment from, our corporate and consumer customers. If our distributors do not provide quality services to our customers or otherwise breach their contracts with our customers, we may lose customers and our results of operations may be materially and adversely affected. We do not have long-term agreements with any of our distributors, including our key distributors, and cannot assure that we will continue to maintain favorable relationships with them. Our distribution arrangements are non-exclusive. Furthermore, some of our distributors may have contracts with our competitors or potential competitors and may not renew their distribution agreements with us. In addition, as new methods for accessing the Internet, including the use of wireless devices, become available, we may need to expand our distribution network to cater to the new technologies. If we fail to retain our key distributors or attract additional distributors on terms that are commercially reasonable, our business and operations could be materially and adversely affected.

Our strategy of acquiring complementary businesses, assets and technologies may fail.

As part of our business strategy, we have pursued, and intend to continue to pursue, selective strategic acquisitions of businesses, assets and technologies that complement our existing business. Our acquisitions involve uncertainties and risks, including:

·       potential ongoing financial obligations and unforeseen or hidden liabilities;

·       failure to achieve intended objectives, benefits or revenue-enhancing opportunities;

·       costs and difficulties of integrating acquired businesses and managing a larger business; and

·       diversion of resources and management attention.

Our failure to address these risks successfully may have a material adverse effect on our financial condition and results of operations. Any such acquisition may require a significant amount of capital investment, which would decrease the amount of cash available for working capital or capital expenditures. In addition, if we use our equity securities to pay for acquisitions, we may dilute the value of our common stock. If we borrow funds to finance acquisitions, such debt instruments may contain restrictive covenants that could, among other things, restrict us from distributing dividends. Such acquisitions may also generate significant amortization expense related to intangible assets.

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

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, thus one should not rely on our past results as an indication of our future performance. Our quarterly and annual revenues and costs and expenses as a percentage of our revenues may be significantly different from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause the price of our common stock to fall. Any of the risk factors listed in this “Risk Factors” section, and in particular, the following risk factors, could cause our operating results to fluctuate from quarter to quarter:

·     general economic conditions in China and economic conditions specific to the Internet, Internet search and online marketing;

·     our ability to attract additional customers;

·     the announcement or introduction of new or enhanced products and services by us or our competitors;

·     the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure;

·     the results of our acquisitions of, or investments in, other businesses or assets;

·   Chinese regulations or actions pertaining to activities on the Internet, including gambling, online games and other forms of entertainment; and

·      geopolitical events or natural disasters such as war, threat of war, Severe Acute Respiratory Syndrome, or SARS, or other epidemics.

Because of our limited operating history and our rapidly growing business, our historical operating results may not be useful in predicting our future operating results. Advertising spending in China has historically been cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. Our rapid growth has lessened the impact of the cyclicality and seasonality of our business. As we continue to grow, we expect that the cyclicality and seasonality in our business may cause our operating results to fluctuate.

The successful operation of our business depends upon the performance and reliability of the Internet infrastructure and fixed telecommunications networks in China.

Our business depends on the performance and reliability of the Internet infrastructure in China. Almost all access to the Internet is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the Ministry of Information Industry of China. In addition, the national networks in China are connected to the Internet through international gateways controlled by the Chinese government. These international gateways are the only channels through which a domestic user can connect to the Internet. We cannot assure you that a more sophisticated Internet infrastructure will be developed in China. We may not have access to alternative networks in the event of disruptions, failures or other problems with China’s Internet infrastructure. In addition, the Internet infrastructure in China may not support the demands associated with continued growth in Internet usage.

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

We rely on highly skilled personnel and if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

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

Our ability to provide our Marketing & Information services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could interrupt our service. Service interruptions could reduce our revenues and profits, and damage our brand if our system is perceived to be unreliable. Our systems are vulnerable to damage or interruption as a result of terrorist attacks, war, earthquakes, floods, fires, power loss, telecommunications failures, computer viruses, interruptions in access to our websites through the use of “denial of service” or similar attacks, hacking or other attempts to harm our systems, and similar events. Our servers, which are hosted at third-party Internet data centers, are also vulnerable to break-ins, sabotage and vandalism. Some of our systems are not fully redundant, and our disaster recovery planning does not account for all possible scenarios. The occurrence of a natural disaster or a closure of an Internet data center by a third-party provider without adequate notice could result in lengthy service interruptions.

Our business could be adversely affected if our software contains bugs.

Our Marketing & Information systems, including our websites, and other software applications and products, could contain undetected errors or “bugs” that could adversely affect their performance. We regularly update and enhance our websites and our other online systems and introduce new versions of our software products and applications. The occurrence of errors in any of these may cause us to lose market share, damage our reputation and brand name, and materially and adversely affect our business.

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

Fluctuation and impairment of marketable securities will materially impact our net income

We own securities in a number of public companies. These marketable securities are carried at fair market value, fluctuation of market price of those securities could adversely impact net income and earnings per share.

Any change of the indefinite status of any of our intangible assets may require us to record additional amortization expenses

Some of our intangible assets are characterized as indefinite intangible assets and therefore are not required to be amortized. Any changes of the conditions upon which we based categorization of these intangible assets as indefinite will likely require us to amortize these intangible assets over their economic life. Such additional amortization cost could adversely impact our net income and earnings per share.

Risks Related to Our Corporate Structure

Chinese laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.

Although we are a Delaware corporation, all of our operations and employees are located in the China. As such, there are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with certain of our affiliated Chinese entities. We are considered foreign persons or foreign invested enterprises under Chinese law. As a result, we are subject to Chinese law limitations on foreign ownership of Internet and advertising companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The Chinese government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new Chinese laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future Chinese laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Our corporate actions are substantially controlled by our principal shareholders and affiliated entities.

As of September 30, 2007, our principal shareholders and their affiliated entities own approximately 17.02% of our outstanding common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. These actions may be taken even if they are opposed by our other shareholders.

There are certain inter-locking relationships and potential conflicts of interest with our Chairman, His Spouse, and a Significant Shareholder.

Dr. Bruno Wu, our Chairman, is also the Chairman and Director of Sun Media Investment Holdings Limited (“SMIH”), one of our significant shareholders. Dr. Wu’s wife is the majority shareholder of SMIH. We also have entered into several transactions involving SMIH or entities controlled by SMIH, including a recent transaction with Her Village Co., Ltd. In addition, the parties may enter into future arrangements, including modifications to existing agreements, which have not been determined at this time. Although our management believes that each of these past transactions were entered into in our best interests (and for future transactions our management will endeavor at all times to maintain our best interests in any such transaction(s)), they were not the product of any arm’s length negotiations between the parties, nor did we obtain an independent fairness opinion with respect to these transactions. Therefore, conflicts of interest between such parties and us have existed in the past and may continue in the future and may have an adverse impact on our business.

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

We intend to protect our interests in having these officers and directors remain part of the Company and prioritize their time and resources in such a way that will benefit interests, although no assurances thereof can be given.

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

Risks Related to Doing Business in China

Adverse changes in economic and political policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

As our interactive Marketing & Information services business expands, we expect an increasing portion of our business operations to be conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While China’s economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by governmental control over capital investments or changes in tax regulations that may be applicable to us. Since early 2004, the Chinese government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Our subsidiaries and affiliates are subject to restrictions on paying dividends and making other payments to us.

Our operations are conducted through contractual arrangements between our wholly owned subsidiaries and operating entities located in China.  As such, we expect to increasingly rely on dividends payments from our subsidiaries who in turn receive their revenues through the affiliated operating entities in China. However, Chinese regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries and affiliated entities in China are also required to set aside a portion of their after-tax profits according to Chinese accounting standards and regulations for certain reserve funds. The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if our subsidiaries or affiliated entities in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If either ourselves or our subsidiaries are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to fund our overhead of our non- Chinese entities or declare dividends on our common stock.

Uncertainties with respect to the Chinese legal system could adversely affect us.

We conduct a substantial and increasing portion our business through subsidiaries and affiliated entities based in China. Our operations in China are governed by Chinese laws and regulations. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The China legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedent value.

Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the Chinese legal system is based in part on governmental policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

We may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us or our management.

We conduct all of our operations in China and all of our assets are located in China. In addition, all of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China on our senior executive officers, including matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Governmental control of currency conversion may affect the value of your investment.

The Chinese government imposes controls on the conversion of RMB to foreign currencies and, in certain cases, the remittance of currencies out of China. As our domestic sales operations expand, we expect to derive an increasing percentage of our revenues in RMB. Under our current structure, we expect our income will be primarily derived from dividend payments from our Chinese subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries and our affiliated entities to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest and principal payments on outstanding notes (including our recently completed convertible note financing) and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the People's Republic of China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required when RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The Chinese government at its discretion also may restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of our common stock.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. This change in policy has resulted in an approximately 7.9% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt a more flexible currency policy, which could result in a further and significant appreciation of the RMB against the U.S. dollar. As our interactive marketing and sales services business continues to grow, a greater portion of our revenues and costs will be denominated in RMB, while a significant portion of our financial assets may be denominated in U.S. dollars. We expect to rely significantly on dividends and other fees paid to us by our subsidiaries and affiliated entities in China. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes.

We may not be able to consolidate the financial results of some of our affiliated companies or such consolidation could materially adversely affect our operating results and financial condition.

For Chinese regulatory reasons, all of our operations are conducted through contractual arrangements with China operating companies which for accounting purposes currently are considered variable interest entities (“VIE’s”) of us. We are considered the primary beneficiary of such entities, and as such, are required to consolidate their respective financial results in our consolidated financial statements. In the event that in the future a company we hold as a VIE would no longer meet the definition of a VIE, or we are deemed not to be the primary beneficiary for any reason, we would not be able to consolidate line by line that entity’s financial results in our consolidated financial statements. Also, in the future it is possible that other companies, due to contractual obligations, may become our VIE and thus we would be the primary beneficiary. In such an event, we would be required to include that entity’s financial results in our consolidated financial statements. If such entity’s financial results were negative, this could have a corresponding negative impact on our operating results.

We may lose control over our VIE entities which could materially adversely affect our operating results and financial condition.

As mentioned elsewhere herein, under Chinese law, we are not allowed to own the Chinese operating entities. Instead, through our subsidiaries, we have contractual arrangement with the Chinese operating entities pursuant to which we receive a substantial portion of the operating revenues of these Chinese companies. If these Chinese companies fail to uphold the operating agreement or if for any reason, these arrangements are deemed unenforceable, we would lose control over such entities which would cause a material adverse impact on our business and operations.

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

Rapidly developing Chinese tax laws could negatively affect our businesses.

On March 16 2007, the Chinese government produced a new set of revised tax laws.  In these tax laws, income tax for companies located in China was reduced from 33% to 25%, resulting in a corresponding increase in net income for our Chinese company.  However, given China’s rapidly changing tax laws and the difference between national tax policy and local tax policy, we could and likely will be exposed to other fluctuations in income associated with these taxes, including but not limited to business taxes, VAT, income taxes, and other taxes.

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

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

·       actual or anticipated fluctuations in our quarterly operating results;

·       changes in financial estimates by securities research analysts, if any;

·       conditions in the China consumer goods and online marketing markets;

·       changes in the economic performance or market valuations of other U.S. public companies with substantial operations in China;

·       announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

·       addition or departure of key personnel;

·       fluctuations of exchange rates between RMB and the U.S. dollar;

·       intellectual property litigation; and

·       general economic or political conditions in China.

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

Sales of our common stock in the public market or the perception that these sales could occur, could cause the market price of our common stock to decline. As of December 20, 2007, approximately 43,886,984 shares, or 50.3% of our outstanding shares will be freely transferable without restriction or additional registration under the Securities Act of 1933, as amended, or are subject to a pending registration statement. The remaining common stock outstanding as of such date will be available for sale, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act.

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

These requirements first apply to our annual report on Form 10-KSB for the fiscal year ending September 30, 2008. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We are a young company with limited accounting personnel and other resources with which to address our internal controls and procedures. If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting at a reasonable assurance level. Moreover, effective internal controls over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

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

There is a limited public float of our common stock, which can result in increased volatility in our stock price and prevent the realization of a profit on resale of the Company’s common stock

There is a limited public float of our common stock. The term “public float” refers to shares freely and actively tradable on the Over-the-Counter Bulletin Board System and not owned by officers, directors or affiliates, as defined under the Securities Act. Due to our relatively small public float and the limited trading volume of our common stock, purchases and sales of relatively small amounts of our common stock can have a disproportionate effect on the market price for our common stock. As a result, the market price of our common stock can have increased volatility which may affect a stockholder’s ability to sell our shares in a timely manner.

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

On December 16, 2004, the Financial Accounting Standard Board, or FASB, issued FASB Statement No. 123(R), Share-Based Payment, which requires a public company to recognize as an expense, the fair value of stock options and other share-based compensation to employees at the first fiscal year that begins on or after June 15, 2005. Currently, we record share-based compensation to the extent that the fair value of the shares on the date of grant exceeds the exercise price of the option. We recognize compensation expense over the related vesting periods. For the periods after December 31, 2005, we could have ongoing accounting charges significantly greater than those we would have recorded under our current method of accounting for share options. See

“Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies for a more detailed presentation of accounting for share-based compensation plans.

 Item 2. Properties

     The majority of our operations are in China, where we have leased offices in Beijing, Shanghai, and Hong Kong. Our Beijing office consists of 8,740 square feet. The lease extends for a period of two years terminating on July 31, 2008. Our annual rent is $192,569. Our Shanghai office consists of 11,754 square feet. We sublease the space from SMIH, our largest shareholder, on a month to month basis. Our annual rent is $110,672. Our Hong Kong office consists of 366 square feet. The lease extends for a period of 1 year terminating on March 31, 2008. Our annual rent is approximately $18,000. We believe that our existing facilities are adequate to meet our current requirements, and that future growth can be accommodated by leasing additional or alternative space.

Additional, we have leased office in New York consisting of approximately 1,300 square feet. The lease extends for a period of one year. Our annual rent is $108,000.

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

 Item 4. Submissions of Matters to a Vote of Security Holders

None

Part II.

 Item 5. Market for Common Equity and Related Shareholder Matters

We effected our initial public offering of our common stock on June 14, 1999. Our common stock is quoted on the OTC Bulletin Board under the symbol “NXMR.” There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic, and highly volatile. The absence of an active market may have an effect upon the high and low price as reported. The following table sets forth the high and low closing sales price of our common stock as reported on OTC Bulletin Board for the periods indicated:

	High	Low
Fiscal 2004
First Quarter	$ 0.86	$ 0.42
Second Quarter	$ 0.70	$ 0.70
Third Quarter	$ 0.34	$ 0.34
Fourth Quarter	$ 0.60	$ 0.60

Fiscal 2005
First Quarter	$ 1.90	$ 1.40
Second Quarter	$ 5.10	$ 1.24
Third Quarter	$ 4.88	$ 2.82
Fourth Quarter	$ 4.20	$ 2.84

Fiscal 2006
First Quarter	$ 4.15	$ 3.00
Second Quarter	$ 4.35	$ 3.60

Fiscal 2007
First Quarter	$ 6.28	$ 3.61
Second Quarter	$ 4.37	$ 2.68
Third Quarter	$ 2.70	$ 0.61
Fourth Quarter	$ 0.91	$0.50

Fiscal 2007( six months ended September 30, 2007)
First Quarter	$0.48	$0.28
Second Quarter (up until December 21, 2007)	$0.24	$0.12

The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On December 21, 2007, the last reported sale price for our common stock on the OTC Bulletin Board was $0.14 per share.

As of December 21, 2007, there were 442 record holders of our common stock.

Dividend Policy

     We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans.

     For Securities Authorized For Issuance Under Equity Compensation Plans as required under Item 201 of Regulation S-B, please refer to the table in Part III-Item 13.

Recent Sales of Securities

     During the six months year ended September 30, 2007, we issued shares in the following transactions pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”).

On April 11 2007, we issued a total of 99,998 shares to Barron Partners L.P. (“Barron”) to satisfy a cashless exercise of 100,000 Class D Warrants held by Barron.

On April 27, 2007, we issued 6.9 million shares of its common stock to Panpac Tech Strategic Limited, a wholly-owned subsidiary of Lexicon Inc. to satisfy a contractual obligation to SBN relating to the Sale and Purchase Agreement (“the Agreement”) between the parties, dated November 21, 2005.

On May 10, 2007, we issued a total of 99,998 shares to Barron Partners L.P. (“Barron”) to satisfy a cashless exercise of 100,000 Class D Warrants held by Barron.

On June 7, 2007, we issued a total of 99,998 shares to Barron Partners L.P. (“Barron”) to satisfy a cashless exercise of 100,000 Class D Warrants held by Barron.

On July 3, 2007, we cancelled 7,600,000 shares of paid back by Sun Culture Foundation Limited pursuant to our agreement signed on March 21, 2007.

On July 6, 2007, we cancelled 6,000,000 shares of paid back by Sun Media Investment Holdings, our largest shareholders pursuant to our agreement signed on April 9, 2007.

On July 11, 2007, we issued a total of 99,997 shares to Barron Partners L.P. (“Barron”) to satisfy a cashless exercise of 100,000 Class D Warrants held by Barron.

On August 9, 2007, we issued a total of 99,998 shares to Barron Partners L.P. (“Barron") to satisfy a cashless exercise of 100,000 Class D Warrants held by Barron.

On September 24, we issued a total of 99,997 shares to Barron Partners L.P. (“Barron") to satisfy a cashless exercise of 100,000 Class D Warrants held by Barron.

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

Overview

Our principal focus is our business-to-business brand and apparel production management business in Shanghai, China. Our goal is to develop China’s largest online shopping community for wholesale distribution and retail shopping in the apparel and ladies’ fashion industry. We are working toward a smaller organizational structure centered around William Brand, our key ladies’ apparel subsidiary and transactional service provider. In fiscal 2008, we plan to build revenues by leveraging our core competency in apparel fashion, design, apparel production and brand management to launch our Private label brand Peeress and develop an integrated online-offline direct sales model.

As of September 30, 2007, we wrote-off several intangible assets for discontinued business. This will reduce the amortization expenses. Please refer to the Notes 4.

Results of Operations

Six Month Period Ended September 30, 2007 compared with Six Month Period Ended September 30, 2006

The following discussion reflects our results from operations for the six month fiscal period ended September 30, 2007 compared with the six month period ended September 30, 2006.

We reported total revenue of $3.5 million for the 6-month period ended September 30, 2007 with a net loss of $33.8 million, or $0.39 per share outstanding. The results include an impairment loss of $18.9 million for the intangibles relating to certain digital publishing rights and other intangible assets, and a loss of marketable securities of $12.1 million for the fiscal year ended September 30, 2007.

Revenue. The Company recognized $3.5 million in revenue for the 6-month period ended September 30, 2007 compared to $15.0 million for the 6-month period ended September 30, 2006. The large disparity in revenues is due to the different operating business during 6-month period ended September 30, 2007. The revenue in the 2007 was reported through two segments: Transactional Services and Marketing and Information Services, which represent 98.7% and 1.3% respectively, of our total continuing operations revenue in 2007.

Costs of Revenue. Cost of revenue for the 6-month period ended September 30, 2007 was $2.7 million. Marketing and Information Service costs were 0.3% of the total.  Transactional Services cost were 99.7% of the total, or approximately $2.6 million.

Expenses.  Excluding loss of impairment loss of $18.9 million, total expenses for the 6-month ended September 30, 2007 were approximately $15.9 million. The expenses include an amortization and depreciation of $1.3 million, and other general administrative expenses of $2.4 million.

Loss of Marketable Securities. A loss of marketable securities of $12.1 million, or $0.18 per share outstanding, is associated with the loss of CEC Unet (AIM: CECU) shares of $6.7 million, the loss of Asia Premium Television Group (OTC: ATVG) shares of $3.9 million, and the loss of Broadcasting International Inc. (OCT: BCST) shares of $1.4 million.

Other Income. Other income for the 6-month ended September 30, 2007 was mainly for the sale of the Company’s subsidiary, which were Sun New Media Transaction Services Limited and its 100% owned subsidiary, and a contribution from Will Sincere Investment Holdings Ltd with shares on Asia Premium Television Group Limited (OTC:ATVG)

Net Loss. Our net loss for the six month ended September 30, 2007 was $33.8 million.

Six Month Ended September 30, 2006

Revenue Our revenue for the six months ended September 30, 2006 was $15.0 million, of which 81% were derived from our Transactional Services and the remaining 19% from our Marketing and Information Services.  During the six months ended September 30, 2006, Transactional Services revenue was positively impacted by the completed acquisition of our apparels vertical business and the first full quarter of operations of our beverage distribution business, which contributed to the revenues from Transactional Services.  Transactional Services revenue was negatively impacted during the six months ended September 30, 2006 by a decline of 90% in the beverage distribution business during the three months ended September 30, 2006 as compared to the three months ended June 30, 2006. The reduction in our beverage distribution business in the latter half of the six months ended September 30, 2006 was due to a combination of factors, including: financial difficulties suffered by our beverage distribution partner; an increase in inventory financing requirements from the distribution partner’s largest supplier; and, an increased reliance on large retail chain customers. Marketing and Information Services revenue was positively impacted by the inception of media marketing and services business, which accounted for the majority of the Marketing and Information Services revenues for the six months ended September 30, 2006.

Costs of Revenue  Cost of revenue for the six months ended September 30, 2006 was $2.6 million. Transactional Services costs were 82% of the total, or approximately $2.1 million.  The remaining cost for the six months ended September 30, 2006 were $0.5 million or 18% and related to direct costs, such as printing costs, editorial costs and distribution costs within our Marketing and Information Services businesses.  Transactional Services cost of revenue increased for the latter three months ended September 30, 2006 as compared to the prior three months ended June 30, 2006 with the completed acquisition of our apparels vertical business.

Operating Expenses  Total operating expenses for the six months ended September 30, 2006 were approximately $2.0 million. This was significantly decreased due to a gain of $3.8 million recognized for the repurchase of stock grant at no consideration in the six months ended September 30, 2006.  The gain relates to 1.5 million performance shares that were granted during the fiscal period ended March 31, 2006. An expense was accrued for this grant in the fiscal period ended March 31, 2006, but the shares remained unissued, until the accrued grant was repurchased in the six months ended September 30, 2006. Excluding the gain of $3.8 million, operating expenses were approximately $5.8 million for the six months ended September 30, 2006.  The total operating expenses include expenses related to general & administrative and marketing & sales of $3.5 million, depreciation and amortization of $1.3 million, consulting and professional fees of $1.0 million

Other Income Other income for the six months ended September 30, 2006 was $10.9 million comprise mainly $10.7 million arising from the sale of non-core business-to-consumer (“B2C”) business assets to CEC Unet (f/k/a Sun TV Shop, AIM: CECU).  Of the $10.7 million, approximately 94% is attributed to the divestments of our interests in the digital mail order catalogue publishing and merchandising that we have been recently developing with two parties.  On June 30, 2006, we entered into a Sale and Purchase Agreement with CECU to sell certain of our assets in exchange for 32.6 million shares in CECU.  These shares account for approximately 9% of CECU shares outstanding and as of July 6, 2006 were valued at approximately US$11.9 million based upon the last traded price.

Net Income Our net income for the six months ended September 30, 2006 was $18.3 million.  This included a gain of $3.8 million recognized for the repurchase of stock grant at no consideration in the six months ended September 30, 2006.  The stock-based compensation relates to 1.5 million performance shares that were granted during the fiscal period ended March 31, 2006.  An expense was accrued for this grant in the three months ended March 31, 2006, but the shares remained unissued, until the grant was cancelled in the six months ended September 30, 2006.

Liquidity and Capital Resources.  As of September 30, 2007, we had approximately $0.5 million in cash and cash equivalents and $4.2 million in marketable securities. Among our securities are 22,633,233 shares, representing a 4.7% interest, in CEC Unet Pte. (AIM: CECU), an Irish company listed on the Alternative Investment Market in London. These shares have been placed in escrow since July 2006 pursuant to an escrow agreement by and among various parties including CEC Unet Pte. and us. According to the escrow agreement, our shares can be released subject to the orderly market arrangements in place, which state that any decision to sell these ordinary shares within 12 months of their release must be approved by Blue Oar Securities Plc, our agent. The shares are eligible for release in two tranches; 981,979 shares free and 21,651,254 on June 30, 2008 as of September 30, 2007.

As of September 30, 2007, warrants with a weighted average exercise price per share of $1.63 and an aggregate exercise price of $9.8 million remained outstanding. As a comparison, as of June 18, 2006, warrants with a weighted average exercise price per share of $3.51 and an aggregate exercise price of $40.5 million remained outstanding. Proceeds from the conversion of outstanding warrants will be used for working capital, including new acquisitions. The Company’s cash needs in 2007 were primarily satisfied through the issuance of common stock and convertible notes. If we are unsuccessful in raising further new capital, our ability to seek strategic acquisitions to grow our business could be adversely affected.

Off-Balance Sheet Arrangement

     As of September 30, 2007, we do not have any off-balance sheet arrangements.

Capital Expenditure Commitments

     We had no material capital expenditures for the period ended September 30, 2007. However we expect to invest approximately $250,000 in capital expenditure over the next 12 months.

Recent Accounting Pronouncements

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of the Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date).The Company does not expect the adoption of FAS 159 to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued FAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. For an employer with publicly traded equity securities, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.

For an employer without publicly traded equity securities, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after June 15, 2007.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position (paragraphs 5, 6, and 9) is effective for fiscal years ending after December 15, 2008.

Earlier application is permitted if for all of an employer's benefit plans. The Company does not expect the adoption of FAS 158 to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued FAS 157, Fair Value Measurements, effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year.

The Company does not expect the adoption of FAS 157 to have a material impact on its consolidated results of operations and financial condition.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Effective for fiscal years beginning after December 15, 2006. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year.

The adoption of FIN 48 has not had a material impact on the Company’s consolidated results of operations and financial condition.

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

We have the following significant domestic VIEs:

•                  Sun China Media (Beijing) Technology Co., Ltd., a Chinese company controlled through us by contract and is owned equally by Qiong Zhou and Jacob Di, both of whom are non-executive employees of the Company.

•                  Suizhou Focus Trading Development Co., Ltd., a Chinese company controlled by us by contract and is engaged in marketing, information and technology services to beverage and electronic device distributors.  It is 60% owned by Qi Yang, one of our officers, and 25% and 15% owned by Bingwei Wu and Quanyi Mao respectively, two non-executive employees of the Company.

•                  Shanghai Shengji Technology Co., Ltd, a Chinese company controlled by us by contract, and is engaged in wireless mobile services. It is 40% owned by Hui Yan, 40% owned by Min Lin and 20% owned by Kezhou Luan, each a non-executive employee of the Company.

•                  Sun China Media (Beijing) International Advertising Co. Ltd, a Chinese company controlled by us by contract which is engaged in the advertising business.  It is 70% owned by Qiong Zhou, and 30% owned by Guosheng Wang, both of whom are non-executive employees of the Company.

•                  Dragon List Co. Ltd, a Chinese company controlled by us by contract and is engaged in digital publishing business.  It is 70% owned by Qiong Zhou, and 30% owned by Jacob Di, both of whom are non-executive employees of the Company.

•                  Sun Trade Media (Beijing) Co. Ltd, a Chinese company controlled by us by contract and is engaged in digital publishing business.  It is 70% owned by Qiong Zhou, and 30% owned by Jacob Di, both of whom are non-executive employees of the Company.

•                  Sun Asia (Beijing) Investments Consultants Ltd, a Chinese company controlled by us by contract and is engaged in the provision of consultancy services.  It is 60% owned by Qiong Zhou, and 40% owned by Bryan Li, both of whom are non-executive employees of the Company.

•                  NextMart Technology (Beijing) Co. Ltd, a Chinese company controlled by us by contract and is engaged in software development.  It is 70% owned by Qiong Zhou, and 30% owned by Jacob Di, both of whom are non-executive employees of the Company.

•                  Wuhan Xinda Weiye Trade and Development Co. Ltd, a Chinese company controlled by us by contract and engaged in trading.  It is 40% owned by Jin Liu, 30% owned by Wanzhi Zhu and 30% owned by Mingde Jiang, all of whom are non-executive employees of the Company.

•                  Beijing Trans Global Logistics, a Chinese company 80% by us by contract and engaged in trading.  It is 80% owned by Qiong Zhou, 10% owned by Yong Li and 10% owned by Mianchun Wang, Qiong Zhou is a non-executive employees of the Company.

•                  Naixiu Exhibition (Beijing) Co. Ltd, a Chinese company that is controlled by us and owned 50% Li Yong and 50% by Wang Jinghchun. Li Yong and Wang Jingchun are non-executive employees of the Company.

The capital investment in these VIEs is funded by the Company and transferred to the VIEs via contractual agreements between the

Company (or its non-China subsidiary) and the Chinese employees who own the VIEs. As of March 31, 2007, the total amount of capital investment that was transferred to the VIEs listed above was US$3,451,000.  Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by Chinese laws and regulations or to our designees at any time for the outstanding amount of injected capital investment, and all voting rights of the VIEs are assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs.  Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services.

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

Trade receivables and allowances for Doubtful Accounts

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

Impairment of Long-lived Assets

The Company assets the carrying value of long-lived assets in accordance with SFAS No.144, accounting for the Impairment or Disposal of Long-lived Assets. Factors considered important which could trigger this review include significant decrease in operating results, significant changes in its use of assets, competitive factors and the strategy of it business, and significant negative industry or economic trends. The company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on the reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.  When the Company determines that the carrying value of long-lived may not be recoverable based on as assessment of future undiscounted cash flows from the use of those assets, an impairment charge to record the assets at fair value may be recorded. Impairment is measured based on fair values utilizing estimated discounted cash flow, published thirty-party sources, and third-party offers.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with FASB No. 130, “Reporting Comprehensive Income (Loss). The components of comprehensive loss for the Company include currency translation adjustments and unrealized loss on marketable securities.

Foreign currency transactions

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” since the functional currency of the Company is Renminbi, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the consolidated statement of operations.

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

Item 7. Financial Statements

Financial Statements

NextMart, Inc.

Consolidated Financial Statements

September 30, 2007 and 2006

(Expressed In United States Dollars)

>Report of Independent Registered Public Accountants	29
>Consolidated Balance Sheet	30
>Consolidated Statement of Operations	31
>Consolidated Statement of Changes in Stockholders’ Equity	32
>Consolidated Statement of Cash Flows	34
>Notes to Consolidated Financial Statements	35

28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NextMart Inc.

We have audited the accompanying consolidated balance sheet of NextMart Inc (the “Company”) as of September 30, 2007 and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the period from April 1, 2007 to September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and the results of its operations and its cash flows for the period from April 1, 2007 to September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk, LLP

New York, New York

January 14, 2008

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED BALANCE SHEET
September 30, 2007
	Note	Audited
		US$
ASSETS
Current Assets
Cash and bank balances		482,762
Accounts receivable, net of provision for doubtful debts $47,804		3,464,400
Other receivable, prepayments and deposits	8	6,721,710
Inventories		46,618
Marketable securities	11	4,225,158
Amounts due from stockholders	9	421,452
Amounts due from related parties	9	472,287
		0
Total current assets		15,834,387
Goodwill and intangible assets, net	4	3,643,781
Plant and equipment, net	5	2,713,589
		0
Total Assets		22,191,757
		0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable		184,756
Other payables and accruals	10	2,302,035
Amounts due to related parties	9	197,255
		0
Total current liabilities		2,684,046

Minority interest		1,592,077
Convertible notes	6	1,500,000
Discount on convertible notes and warrants	6	(717,679)
Commitments and Contingencies	12	—
STOCKHOLDERS’ EQUITY
Common stock; authorized 750,000,000 shares, US$0.01 par value
Preference stock, authorized 250,000,000 shares, US$0.01 par value
87,093,170 (2007: 93,193,184) shares of common stock issued and outstanding, US$0.01 par value		870,932
20,000 (2007: 20,000) shares of common stock reserved to be issued, US$0.01 par value		200
Additional paid in capital		94,978,415
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments		47,148
Deficit		(78,763,382)
Total stockholders’ equity		17,133,313
		0
Total liabilities and stockholder’s equity		22,191,757

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months ended September 30, 2007, and the six months ended September 30, 2006
		Audited	Unaudited
	Note	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006
		US$	US$
Revenues		3,525,506	14,986,660
Costs of revenue		2,711,045	2,611,615

Gross Profit		814,461	12,375,045

Operating Expenses
General and administrative
Stock Based Compensation Costs		—	(3,810,550)
Other General and administrative		1,868,962	3,384,211
Marketing and sales		94,401	110,174
Depreciation and amortization		1,277,901	1,314,138
Consulting and professional fees		471,064	1,005,462
Bad Debt Write-off	13	58,019
Impairment loss on Marketable Securities		12,092,708	—
Impairment loss on intangible assets		18,898,130
Total operating expenses		34,761,186	2,003,435
Operating income (loss) from continuing operations		(33,946,726)	10,371,610
Interest income (expenses)		(30,716)	(61,433)
Amortization of discount on notes		(113,832)	(2,570,634)
Income from disposal of non-core assets		(11,903)	—
Other income (loss)		415,042	10,903,210
Gain (Loss) from discontinued operations			(44,315)
Impairment loss on CN		(62,989)
Share of profits/ (losses) from affiliates			300,802
Income (loss) before income tax expense and minority interests		(33,751,124)	18,899,240
Income tax expenses	7	—	(182,869)
Income (loss) after income tax expense and before minority interests		(33,751,124)	18,716,371
Minority interests		(89,091)	(446,183)
Net income (loss)		(33,840,215)	18,270,188
Other comprehensive loss – Currency translation adjustment		23,884	17,605
Comprehensive income (loss)		(33,864,099)	18,252,583

Basic earning (loss) per share		(0.39)	0.18
Shares used in computing basic loss per share		87,113,203	102,922,000
Diluted net income (loss) per share		(0.39)	0.17
Shares used in computing diluted loss per share		87,113,203	105,807,000

 The period ended September 30, 2007 is shortened (6 months) because we changed our fiscal year end date from March 31st to September 30th in October 2007.

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six month ended September 30, 2007
	Common Shares				Additional		Foreign	Unrealized loss
							currency
	Issued		Reserved & to be issued		paid in		translation	on marketable
	No. of shares	Amounts	No. of shares	Amounts	capital	Deficit	adjustments	securities	Total
		US$		US$	US$	US$	US$	US$	US$

Balance - March 31, 2007	93,193,184	931,931	20,000	200	104,107,979	(44,923,167)	(87,824)	(4,510,778)	55,518,341
Issuance of stocks for warrants exercised	599,986	6,001			(6,001)				0
Issuance of warrants detached to convertible notes									0
Collection of stocks from shareholders	(13,600,000)	(136,000)			(9,367,530)				(9,503,530)
Contribution of agreement of related parties deal					312,966				312,966
Issuance of specific agreement	6,900,000	69,000			(69,000)				0
Net loss for the period						(33,840,215)			(33,864,099)
Translation loss							134,973		134,973
Unrealized loss on marketable securities								4,510,778	4,510,778

Balance - September 30, 2007	87,093,170	870,932	20,000	200	94,978,414	(78,763,382)	47,149	0	17,133,313

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS	Audited	Unaudited
For the six months ended September 30, 2007	April 1, 2007	April 1, 2006
and the six months ended September 30, 2006	to September 30, 2007	to September 30, 2006
	US$	US$
Cash flows from operating activities
Net loss for the period	(33,840,215)	18,270,188
Adjustments to reconcile net income (loss) to net cash used in operating activities;		-
Depreciation and amortization	1,277,901	1,314,138
Impairment loss on intangible assets	18,898,130	—
Share of profits from affiliate	—	(300,802)
Minority interest	89,091	444,753
Gain on disposal of non-core assets	(5,473)	(12,417,347)
Impairment loss on discount of warrants	62,989	—
Stock-based compensation	—	(3,810,550)
Interest Expenses	78,000	2,570,634
Amortization of discount on notes	86,741	—
Impairment loss on marketable securities	12,092,708	—
Provision for doubtful debts	(58,019)	—
Expenses incurred on issuance of common stocks	—	149,987

Changes in operating assets and liabilities:
Accounts receivable	619,961	(7,439,717)
Other debtor, deposits and prepayments	45,253	(2,346,958)
Inventories	—	(246,446)
Amounts due from related parties	(5,140,652)	230,458
Amounts due from stockholders	—	(134,066)
Accounts payable	(270,752)	41,378
Other payables and accruals	51,925	1,745,645
Amounts due to related parties	—	(461,181)
Net cash used in operating activities	(6,012,412)	(2,389,886)

Cash flows from investing activities
Proceeds from sale of plant and equipment	523,726	466,762
Purchase of plant and equipment	(266,042)	(2,128,164)
Sale of Marketable Securities	3,277,754	—
Cash (used in)/ acquired in business combination, net	—	(1,849,910)
Disposal of subsidiary companies, net	—	23,138
Net cash used in investing activities	3,535,438	(3,488,174)

Cash flows from financing activities
Issuance of common stock	—	9,079,250
Proceeds from convertible note	—	(874,931)
Repayment of factoring loans	—	(57,337)
Minority interest, net	359,952	—
Net cash provided by financing activities	359,952	8,146,982
Net effect of exchange rate changes on consolidating subsidiaries	(100,165)	(32,908)
Net increase in cash and cash equivalents	(2,217,188)	2,236,014
Cash and cash equivalents, beginning of the period	2,699,949	1,373,715
Cash and cash equivalents, end of the period	482,762	3,609,729

NEXTMART INC. (f/k/a Sun New Media Group Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2007.

NOTE 1 —NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We operate mainly in the ladies' apparel industry where we derive the bulk of our revenue by acting as an outsourced brand management and production center for foreign apparel brands through our Shanghai-based apparel subsidiary, William Brand Administer Co. Ltd ("William Brand"). We also possess a portfolio of media and marketing assets that we are leveraging to expand into the online brand management and e-commerce sectors for ladies' apparel products. We have supporting operations in the handheld electronics sector. The Company is divided into two principal divisions: the Transactional Services Division and the Marketing & Information Services Division.

Going forward, we plan to center our business operations around William Brand. Our business development efforts will consist of growing existing revenues in the business-to-business sector and creating new revenues in the business-to-consumer sector. Our goal is to build China’s largest shopping community for online wholesale distribution and retail shopping of women's fashion.

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

•                  Sun Asia (Beijing) Investments Consultants Ltd, a PRC company controlled by us by contract and is engaged in the provision of consultancy services.  It is 60% owned by Qiong Zhou, and 40% owned by Bryan Li, both of whom are non-executive employees of the Company.

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

Financial instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, marketable securities, other payables, and factoring in loans. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of the instruments.

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

Impairment of Long-lived Assets

The Company assets the carrying value of long-lived assets in accordance with SFAS No.144, accounting for the Impairment or Disposal of Long-lived Assets. Factors considered important which could trigger this review include a significant decrease in operating results, a significant changee in its use of assets, competitive factors, strategy of its business, and significant negative industry or economic trends. The company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on the reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.  When the Company determines that the carrying value of long-lived assets may not be recoverable based on as assessment of future cash flows from the use of those assets, an impairment charge to record the assets at fair value may be recorded. Impairment is measured based on fair values utilizing estimated discounted cash flow, published thirty-party sources, and third-party offers.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with FASB No. 130, “Reporting Comprehensive Income (Loss). The comprehensive loss for the Company includes currency translation adjustments and unrealized loss on marketable securities.

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

Plant and equipment

Plant and equipment are stated at cost, net of depreciation.  Depreciation is computed primarily on the straight-line method for financial reporting purposes over the following estimated useful lives:

Years
Furniture, fixtures and equipment	3 – 10
Motor vehicles	5 – 10
Leasehold buildings and improvements	5 – 40

Revenue recognition

We generate revenue through the provision of marketing & information services, and transactional services. The Company recognizes revenues from transaction and marketing & information services in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” when all of the following conditions exist: persuasive evidence of an arrangement exists in the form of an accepted purchase order; delivery has occurred, based on shipping terms, or services have been rendered; the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and collectibility is reasonably assured.

The Transactional Services business primarily includes activity from the apparel vertical and electronics components business. We recognize revenue for the transactional business when the goods have been shipped or delivered and purchase order exists. The Marketing and Information Services includes the newspaper and magazine business and marketing consulting services. The Company recognizes revenue for the Marketing and Information Services when the services have been rendered.

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

Trade receivables and allowances for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers to minimize credit risk. The allowance for doubtful accounts is based on management’s estimates of the collectability of its accounts receivable after analyzing historical bad debts, customer concentrations, customer credit worthiness, and current economic trends. Specifically, the Company reviews the aged accounts receivables listing for balances that are specifically identifiable as credit risks or uncollectible, and may use its judgment for calculation of allowances for doubtful accounts.

Sales to Nature's Club International Co. Ltd. were 78% of net sales for the year ended September 30, 2007.  Significant sales to a single customer expose the Company to a concentration of credit risk.

Earnings (loss) per share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. As the Company has a loss, presenting diluted net earnings (loss) per share is considered anti-dilutive and not included in the statement of operations (diluted shares outstanding were $87,113,203 as of September 30, 2007 and $105,807,000 as of September 30, 2006).

Foreign currency transactions

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, since the functional currency of the Company is Renminbi (RMB), the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars (USD). Monetary assets and liabilities are re-measured using the foreign rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the consolidated statement of operations. In 2007, we used 7.7257 RMB per U.S. USD for the weighted average rate, and we used 7.5176 RMB per USD as the balance sheet date rate.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment,” (“SFASNo.123(R)”) which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expenses to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. There were no unvested stock options at the beginning of this reporting period therefore no compensation expense was recognized in the period. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R).

As at September 30, 2005 the Company elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148.  During the period from September 18, 2005 to September 30, 2005, no stock-based employee compensation arrangements have been effected and accordingly no disclosure of pro forma information is required. In accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

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

Convertible Notes and Notes Issued with Stock Warrants

The Company accounts for convertible notes and notes issued with stock warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The proceeds from the issuance of convertible notes are allocated between the debt and the equity. The Company books a discount on convertible notes for the conversion feature of the notes and warrants and amortizes the discount over the life of the debt.

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

The Transactional Services business primarily includes activity from the apparel vertical and electronics components business. We recognize revenue for the transactional business when the goods have been shipped or delivered and purchase order exists. The Marketing and Information Services includes the newspaper and magazine business and marketing consulting services. The Company recognizes revenue for the Marketing and Information Services when the services have been rendered.

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

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes goodwill from the Company’s acquisitions:

Audited
September 30, 2007

Beijing CEAC	180,763
Accumulated amortization	(45,191)
Impairment loss	(67,786)
67,786

The following table summarizes intangible assets:

		Audited
		September 30, 2007
	Magazines mastheads	2,562,308
	License	24,452,368
	Non-compete agreements and customer relationship	2,904,709
	Database	2,499,999
	Program rights	1,912,080
	Technology	2,366,703
	Partnership agreement license	1,056,122
		37,754,289
Less:	Accumulated amortization	(1,974,268)
	Sold	(3,788,873)
	Impairment loss	(28,402,828)
	Translation difference	(12,325)
		3,575,995

The above intangible assets have original estimated useful lives as follow and are amortized accordingly:

Service agreements	30 years
Non-compete agreements and customer relationship	3 years
Partnership agreements and license	3 years
Technology	2 to 10 years

Magazines mastheads, license and program rights have perpetual useful lives and thus are not amortized.

The approximately $2.6 million worth of magazine trademarks and intellectual property of various magazine titles indicated in the table above resulted from the acquisition of Lifestyle Magazines Publishing Ltd. We hired an independent valuation firm to measure value of the trademarks. The discounted cash flow method was adopted in the valuation. Since those trademarks have a perpetual life, they were not amortized.  In April 2007, we sold Lifestyle Magazines Publishing Ltd. and other non-core assets to Sun Media Investment Holdings Ltd., which is our significant shareholder, for a total consideration of $4.15 million.

The approximately $24.5 million in licenses indicated in the table above refers to a group on-line magazine publishing rights acquired from The Lexicon Group Ltd. (“TLG”) (formerly “Sun Business Network Ltd.”). We hired an independent valuation firm to measure the value of the naming rights for the acquisition and the discounted cash flow method was adopted in the valuation. Since those licenses have perpetual life, they are not amortized. In March 2007, $8.8 million of the licenses was impaired based on an impairment test conducted by an independent valuation firm. In September 2007, $14.1 million of the licenses was impaired based on the change of our business model.

Credit Network 114 could potentially give users of NextMart websites easy access to credit information, which is critically important in business to business transactions, but the value of this acquisition goes beyond supplying credit information to our users. By making this searchable database available to users of our vertical industry websites, we are building an invaluable service that will bring more users to our websites.

The approximately $2.9 million of non-compete agreements and customer relationship assets indicated on the above table refer to the acquisition of William Brand Administer Limited on September 30, 2006.  We hired an independent valuation firm to measure the company’s assets. In addition to the discounted cash flow method, several other valuation approaches were adopted in the valuation, including the income approach, market approach, and cost approach. In September 2007, $0.8 million was impaired based on an impairment conducted test by an independent valuation firm.

The approximately $2.4 million of technology assets indicated on the above table refers to copyright and intellectual property from the acquisition of Magzone Asia on March 10, 2006.  We hired an independent valuation firm to assess the value of technology. The discounted cash flow method was adopted in the valuation. In September 2007, we wrote-off the assets based on the change of our business model.

The approximately $1.9 million of program rights indicated on the above table was acquired from SMIH on September 3, 2006. It was valued at its carry-on net book value at the time of acquisition. In September 2007, the value million of the rights was impaired based on the change of our business model.

The approximately $1.1 million of partnership agreement license on the above table refer to the acquisition of Beijing Trans Global Logistics on November 1, 2006. We hired an independent valuation firm to measure the company’s assets. In addition to the discounted cash flow method, several other valuation approaches were adopted in the valuation, including the income approach, market approach, and cost approach. In September 2007, $0.4 million was impaired based on an impairment conducted test by an independent valuation firm.

NOTE 5 — PLANT AND EQUIPMENT, NET

Plant and equipment is summarized as follows:

Audited
September 30 2007

Cost	0
Motor vehicles	672,976
Leasehold building and improvement	352,758
Furniture, fixtures and equipments	8,605
Buildings	1,619,368
Conputer Software	521,815
3,175,522
Accumulated depreciation	(461,933)
2,713,589

The buildings include a book value of $1.4 million house located in Shanghai, China. The depreciation expenses were $410,275 and $440,863, for period ended September 30, 2007 and September 30, 2006 respectively.

NOTE 6 — Convertible Notes, Warrants and Stock Options

Convertible Notes with Detachable Warrants

On March 22, 2007, we executed a subscription agreement with certain accredited investors pursuant to which we agreed to issue a principal amount worth $1,500,000 in senior convertible promissory notes and warrants to purchase shares of our common stock. The financing was closed on March 29, 2007.

The aggregate gross proceeds from the sale of the notes and warrants were $1,500,000.  The convertible notes are due three years from the date of issuance. We prepaid all interest due under the convertible notes through the issuance of 1.5 million shares of our common stock (the “Interest Shares”).  The notes are initially convertible into our common shares at a conversion price of $1.00 per share.  After the occurrence of an event of default under the notes, the conversion price shall be adjusted to eighty percent (80%) of the volume weighted average price of our common shares for the five trading days prior to a conversion date.

Commencing on the fifteenth month of the issuance, we must make a payment of one-twenty first (1/21) of the principal amount of each note, either in cash or by conversion of such amount into our common shares.  If, on the payment date, the market price for our common shares is equal to or greater than $1.00 per share, we may make this payment in our common shares at the then existing conversion rate.  However, if, on the payment date, either (i) the market price for our common shares are less than $1.00 per share or (ii) the Registration Statement covering the common stock underlying the notes and warrants is not effective, then our must make this payment in cash in an amount equal to 135% of the Principal Amount component of the Monthly Amount. Subject to certain terms and conditions set forth therein, the notes are redeemable by us at a rate of 120% to 150% of the outstanding principal amount of the notes plus interest.

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

In accordance with the guidelines set forth in APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, ”,EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, “Application of issue No. 98-5 to Certain Convertible Instruments,” the Company has determined that the above rights were issued with beneficial conversion feature. The value of the rights was calculated at the date of issue using the Black-Scholes pricing model, limited by the face amount of the note, and was booked as a discount to the convertible note.  Upon conversion of all or a portion of the note, the proportional share of unamortized discount will be charged an interest expense.

On February 1, 2007, we and Barron Partners LLP (“Barron”) entered into a supplementary agreement (the “Supplementary Agreement”) to modify the terms of their original stock purchase agreement (the “Agreement”) dated December 31, 2005.

As of the date immediately prior to the Supplementary Agreement, Barron possessed the following series of warrants to purchase our stock (the “Warrants”):

-                    Warrant “A” for 1,500,000 common shares at $2.04 exercise price

-                    Warrant “B” for 1,500,000 common shares at $2.80 exercise price

-                    Warrant “C” for 4,000,000 common shares at $3.60 exercise price

-                    Warrant “D” for 3,445,977 common shares at $4.80 exercise price

-                    Warrant “E” for 1,100,000 common shares at $2.10 exercise price

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

b)             Barron can exercise up to 10% of the “$0.00001” Warrants in each 30 day period for the first 10 months following the date of this amendment. These amounts shall be cumulative.  For example if Barron does not exercise any “$0.00001” Warrants in the first 30 day period, Barron may exercise up to 200,000 “$0.00001” Warrants in the second thirty day period.

4.                Call provisions. Call provisions have been cancelled on all warrants.

5.                 Termination. All remaining warrants except for the warrants addressed above in Sections 1 and 2 have been terminated.

During the fiscal year ended September 30, 2007, warrants for 599,986 shares were exercised and we received net proceeds of $8.7 million.

 Stock-based compensation

The Company’s stock option program is a long-term retention program that is intended to attract, retain and incentivize talented employees, and to align stockholder and employee interests.  The Company currently grants options pursuant to the 1) 2001 Stock

Option Plan, 2) 2004 Stock Option Plan, and 3) 2006 Stock Option Plan.

2001 Stock Option Plan

Effective October 10, 2001, the Company awarded a total of 2,150,000 non-qualified options at a price of $1.14 pre stock split ($0.57 post stock split) under the 2001 Plan to certain employees, officers, directors and consultants of the Company and selected subsidiaries. Of these options, 940,000 were deemed to be a modification of options granted under the original Plan and as such are subject to variable accounting in accordance with the provisions of the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25” (“FIN 44”). As of March 31, 2007, there were no stock options that were subject to variable accounting.

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

Stock Compensation

Effective January 1, 2006, the Company adopted SFAS 123R. See Note 2 for a description of the Company’s adoption of SFAS 123R. The fair value of stock-based compensation awards was determined using the Black-Scholes option pricing model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by FASB Statement No.148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  The determination of the fair value of stock-based compensation awards on the date of the grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company’s stock price over the term of the awards, actual and projected employee stock option exercise behaviors, our risk-free interest rate and expected dividends.

The assumptions used to value stock-based compensation awards for the six months ended September 30, 2007 are as follows:

For the 6 months ended September 30, 2007
US$’000
Expected term (in years)	4.5-4.9
Expected volatility	69.7%-70%
Risk-free interest rate	4.85%-4.77%
Expected dividend yield	0

The expected term represents the average of the expiration period and the vesting term.  Expected volatility is based on the weekly closing prices of the Company’s stock after the reverse takeover on September 18, 2005.  The risk-free rate is based on US Treasury zero-coupon issues with remaining terms similar to the expected term on the stock-based awards.  The Company does not anticipate paying any cash dividends in the foreseeable future.  Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from estimates.  The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

Stock based compensation recognized on the Company’s Condensed Consolidated Statement of Operations for the Fiscal year ended September 30, 2007 is $3,194,450. This includes $2,460,000 for the 1,200,000 options granted to the Company’s former Chief Financial Officer in September 2006, although, the 1,200,000 options were cancelled in February 2007 and a gain of $768,000 was booked.

The following table sets forth the summary of option activity under the Company’s stock option programs as of for the Fiscal year ended September 30, 2007:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
		US$	Years
Balance, September 18, 2005	977,000	0.382
Revere stock split adjustment	(488,500)	0.382
Balance, September 30, 2005	488,500)	0.765
Exercise of stock options	(43,000)
March 31, 2006	445,500	0.741
Exercise	(339,000)	0.74
Granted	1,483,230	3.20
Cancelled	(1,426,584)	3.18
March 31, 2007	163,146	1.89	6.53
September 30, 2007	163,146	1.89	6.53
Vested options as of September 30, 2007	163,146	1.89	6.53

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

NOTE 7— INCOME TAXES

The Company is incorporated in the state of Delaware, United States and has operations in the PRC. The Company has incurred net accumulated operating losses and current operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2007, March 31, 2007, and March 31, 2006.

The components of income before income taxes are as follows:

Audited
30-Sep-07
US$

Loss in non-China operations	(33,118,640)
Loss in China operations	(745,459)

Loss before taxes	(33,864,099)
Income taxes subject to China operations	—
Effective tax rate for China operations	33%

Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries and VIEs are generally subject to Enterprise Income Taxes, EIT, at a statutory rate of 33%, which is made up of 30% national income tax and 3% local income tax. Some of these subsidiaries and VIEs qualify as new technology enterprises which, under the PRC income tax laws, are subject to a preferential tax rate of 15%. In addition, some of the Company’s subsidiaries are Foreign Investment Enterprises.  Under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year. The VIEs are wholly owned by the Company’s employees and controlled by the Company through various contractual agreements. To the extent that these VIEs have undistributed after-tax net income, the Company must pay taxes on behalf of its employees when dividends are distributed from these local entities in the future. The dividend tax rate is 20%. Despite the Company’s net losses, timing difficulties resulted in the Company having no in taxes in as of September 30, 2007.

NOTE 8 — OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits are summarized as follow:

Audited
September 30 2007
Other receivables	1,258,705
Staff advances	40,201
Prepaid Advances for Purchase	227,049
Prepaid Interest expense	702,000
Prepaid Acquire amount	1,697,730
Deferred expenses	-
Rental deposits	1,345
Prepaid administrative expenses	2,794,680
6,721,710

On April 9, 2007, we entered in an assets sale agreement with Sun Media Investment Holdings Limited, one of our significant shareholders, to sell certain of our non-core assets for considerations valued at $4.15 million. The consideration included a $500,000 promissory note issued by Validian Corp, a company listed in the OTC-BB. As of September 30, 2007, we had not collected the amount due under the promissory note.

On August 7, 2007, we sold 99,629 shares of ATVG at a price per share of $5.00 and received $498,145 in gross proceeds.

The amount of prepaid advance for purchase was hold by CEAC client.

Prepaid interest refers to the 1.5 million shares of our common stock which we issued as prepaid as interest in connection with the sale of our senior convertible promissory notes to certain accredited investors on March 22, 2007. The prepaid interest expense is to be amortized over the term of the respective notes.

On August 6, 2007, we entered into an agreement with Mr. Jiancai Zhou to acquire all of the issued and outstanding capital stock of Peeress Design and Management Center, Ltd, a British Virgin Island company (“Peeress”) based in Mainland China. Peeress is a women’s clothing brand that has over 3,000 patented clothing designs accumulated over a 12-year period. The consideration for the acquisition is $2.17 million of which $1 million is to be paid in cash and $1.17 million is to be paid with 5 million shares of CEC Unet (AIM: CECU) held by us. We will satisfy $500,000 of the cash consideration and Sun Media Investment Holdings (“SMIH”), our largest shareholder, will satisfy the other $500,000 of the consideration on our behalf. As of the filing of this Report, this transaction has not been completed.

On August 7, 2007, we entered into a consulting agreement (“the agreement”) with Professional Offshore Opportunity Fund, Ltd. (“POOF”), a New York based investment fund, to retain POOF’s advisory services for locating potential complementary opportunities for acquisition by the Company. The term of the agreement terminates on August 7, 2017. The consideration for the consulting agreement is a one time payment of 10,000,000 shares of CEC Unet (AIM: CECU)  common stock (the “Shares”) presently held by us. The Shares are not in any way be subject to rescission, repurchase, redemption, or cancellation in the event this Agreement is terminated for any reason. The total amount of the agreement was $3,700,000. The prepaid expense is to be amortized over the period of the consultant agreement. As of the date of this report, we have not completed the transaction.

On December 30, 2007, we entered an agreement with Ren Huiliang and Zhou Jiancai for an amendment of the agreement signed on September 28, 2007. The main change is that Ren Huiliang will pay the consideration of the acquisition to Zhou Jiancai as of $1.8 million in cash from the prepayment amount for purchasing inventory. By the file time of this 10-KSB, we have not file an 8-K to disclose this amendment of the agreement. We will file an amendment before January 30, 2007

NOTE 9 — AMOUNTS DUE FROM STOCKHOLDERS AMOUNT DUE TO/FROM RELATED PARTIES

The amounts are non-trade, interest free and with no fixed terms of repayment.

Please refer to note 14 for related parties’ transactions during the period.

NOTE 10 — OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follows:

Audited
September 30 2007

Other payables	1,223,568
Accrued operating expenses	917,187
Prepayment from customers	161,280

2,302,035

Other payables mainly include $1.5 million for professional fee, rental fee for our New York office, other deposit, and other office expenses. Included in accrued operating expenses are business tax, VAT, and $0.5 million of committed investment in a subsidiary of the Company.

NOTE 11 — MARKETABLE SECURITIES

As of September 30, 2007, the Company owns marketable securities of $4,225,158 (September 30, 2006: $8,140,377). The Company has no accumulated unrealized loss as of September 30, 2007 (March 31, 2007: $4,510,778, March 31, 2006: null).

In the six months ended September 30, 2007, the Company entered into a sale and purchase agreement with Sun Media Investment Holdings Limited, our significant shareholder, to sale certain assets. Part of the consideration was 1 million shares of Validian Co. (OTC: VLDI). As of September 30, 2007, we have finished the transaction of the shares.

In the six months ended September 30, 2007, the Company sold 99,629 shares in Asia Premium Television Group Limited (OTC: ATVG) to Her Shop Limited.  a subsidiary company owned by the wife of the Company’s Chairman .The consideration for the purchase was $498,145. As of September 30, 2007, we had not received this amount.

In the six months ended September 30, 2007, the Company transferred 1 million shares in CEC Unet Pte. to Professional Offshore Opportunity Fund Ltd for a consulting agreement signed in August 2007.

In the six months ended September 30, 2007, the Company sold 1 million shares in Broadcasting International Inc. (Oct: BCST) to Her Shop Limited for $166,667.

In the six months ended September 30, 2007, the Company entered into an agreement with Will Sincere Investment Holdings Limited to sale intangible asset. The consideration was $133,021. We received 20,000 shares in ATVG and realized $32,132 bad debt.

In the six months ended September 30, 2007, the Company entered into a contribution agreement with Will Sincere Investment Holdings Limited to receive 84,375 shares in ATVG.

As of September 30, 2007, we hold 1 million shares in Validian Corp (OTC: VLDI), 104,375 shares in Asia Premium Television Group (OTC: ATVG), and 22,633,233 shares in CEC Unet Pte. (AIM: CECU). For the cost of the shares for CECU was $0.37, and as of September 30, 2007, the price went down to $0.16, we realized a loss with the amount of $4,615,007 of the CECU shares due to the price fluctuation of such shares.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office premises for its operations in the PRC (Beijing, Shanghai, Hong Kong) and the United States under operating leases. Rental expenses under operating lease for six months period ended September 30, 2007 was US$182,974.

Future minimum rental payments under non-cancelable operating leases are approximately as follows:

As of
March 31, 2007

2007
2008	182,974

182,974

NOTE 13 —STOCKHOLDERS’ EQUITY

On May 2, 2007, we completed our reincorporation in Delaware. In conjunction with the reincorporation, we modified our Articles of Incorporation in regard to the total number of authorized shares. Pursuant to our revised Articles of Incorporation, the total number of shares of all classes which we shall have authority to issue is One Billion (1,000,000,000) consisting of Seven Hundred Fifty Million (750,000,000) shares of Common Stock, par value $0.01 per share and Two Hundred Fifty Million (250,000,000) shares of Preferred Stock, par value $0.01 per share.

NOTE 14 — RELATED PARTIES TRANSACTIONS

We have the following transactions with related parties during the six months ended September 30, 2007.

On April 9, 2007, we entered into agreement with Sun Media Investment Holdings (“SMIH”), one of our significant shareholders, to sell certain non-core assets in exchange for a total consideration of USD 4.15 million. The assets that we sold were two real estate properties in Beijing; a 30% investment stake in Global Woman Multimedia Co. Ltd; and 100% of the share capital of Lifestyle Magazines Publishing Co. Ltd.  The Company has obtained independent valuations by third parties to determine the fair market value of the assets. All of the assets are either not profitable or marginally profitable. According to the terms of the agreement, SMIH satisfied $4.15 million by issuing to us 1 million shares of Validian Corp. (OTC:VLDI)(“Validian”), priced at $0.06 per share, a U.S. promissory note originally issued to SMIH by Validian in the principal amount of USD 500,000; and 6 million shares of the Registrant’s own common stock held by SMIH.

On April 27, 2007, we issued 6.9 million shares of its common stock to Panpac Tech Strategic Limited, a wholly-owned subsidiary of Sun Business Network (“SBN”) , our largest shareholder. The shares were issued to satisfy a contractual obligation to SBN relating to the Sale and Purchase Agreement (“the Agreement”) between the parties, dated November 21, 2005. In the original Sale and Purchase Agreement, we purchased certain assets, including various on-line publishing rights, from SBN for an aggregate consideration of 13.8 million Company shares. The consideration was to be satisfied in two installments of 6.9 million shares. The first installment of 6.9 million shares was issued upon the completion of the deal. The second installment of 6.9 million shares remained subject to a profit guarantee for the acquired business of PAT $2,415,000 by December 2006.

NOTE 15 — OPERATING RISKS

Credit risk

The accounts receivable and cash and bank balances represent the Company’s maximum exposure to credit risk. No other financial assets carry a significant exposure to credit risk. The Company has written off $3.1 million of bad debt primarily driven by the discontinuation of the beverage operations and a prudent provision for marketing service revenue. Except for the above mentioned, the Company has no significant concentration of credit risk. Cash is placed with reputable financial institutions.

NOTE 16 — REPORT OF SEGMENT INFORMATION

We determine our business segments based upon our management and internal reporting structure. Our reportable segments are out Transactional Services segment and our Information Services segment. We restated our segment information for the six months from April 1, 2007 to September 30, 2007, the twelve months from April 1, 2006 to March 31, 2007, and six months from October 1, 2005 to March 31, 2006 by removing the discontinued online brokerage business.

Information regarding our business segments is as follows:

	Six Months from	Six Months from
	April 1, 2007	April 1, 2006
	to September 30,	to September 30,
	2007	2006
	‘000 US$	‘000 US$

Revenue
Transactional Service	3,483	12,098
Marketing and Information Service	24	2,888

Cost of Revenue
Transactional Service	2,704	2,145
Marketing and Information Service	7	467

Gross profit
Transactional Service	779	9,953
Marketing and Information Service	16	2,421

Depreciation and amortization
Transactional Service	720	242
Marketing and Information Service	558	1,072

We currently do not allocate assets and operating expenses other than depreciation and amortization to business segments. This chart does not include results from discontinued operations.

NOTE 17 — SUBSEQUENT EVENTS

On October 10, 2007 our Board of Directors approved a change in our Financial Year end from March 31 to September 30.

On September 28, 2007, we entered into a supplementary agreement (the “Supplementary Agreement”) with Mr. Ren Huiliang, our current CEO, to revise the terms and conditions of the Sales and Purchase Agreement (the “Sales and Purchase Agreement”) by which we purchased 100% of William Brand Administer Co., Ltd from Mr. Ren. Specifically, the Supplementary Agreement modifies the payment schedule by which we will compensate Mr. Ren for William Brand’s attainment of certain revenue and profit guarantees.

According to the original Sales and Purchase Agreement, we purchased William Brand Administer Co. Ltd from Mr. Ren for an aggregate consideration of $18,620,688 USD to be satisfied through the issuance of 4,655,172 shares of our common stock (the “Consideration Shares”). For purposes of the transaction, each share was valued at $4.00 USD. The Consideration Shares were to be issued in four equal installments. The first installment was issued to Mr. Ren upon the closing of the acquisition on September 30, 2006; and the remaining three installments of 1,163,793 (totaling 3,491,379) of our shares were to be issued to Mr. Ren subject to attaining certain revenue and profit requirements from the operations of William Brand in the three fiscal years following the completion of the acquisition. These revenue and profit guarantees as stated in the original Sales and Purchase Agreement are as follows: Year 1; $15 million (revenues)/$3 million (profit), Year 2; $17.5 million  (revenues)/$3.5 million (profit), and Year 3; $20 million (revenues) and $4 million (profit). All amounts are in US Dollars.

Through the Supplementary Agreement, we and Mr. Ren agreed to modify the share payment schedule of the original Sales and Purchase Agreement such that the Company would issued the remaining 3,491,379 shares of NXMR common stock to Mr. Ren. At the time of this filing, these shares have already been issued to Mr. Ren. Despite the preissuance of shares to Mr. Ren, both parties agree that all guarantees made by Mr. Ren to the Company under the original Sales and Purchase Agreement, most notably the revenue and profit guarantees listed above, shall remain unchanged and in full effect.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Disclosure regarding the Company’s change of independent registered public accounting firm from Grant Thornton Beijing to Bernstein & Pinchuk LLP effective May 18, 2006 has been reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2006.

Disclosure regarding the Company’s change of independent registered public accounting firm from Moores Rowland Mazars to Grant Thornton Beijing effective April 21, 2006 has been reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2006.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined under Rule 13a-15(e) and promulgated under the Securities Exchange Act of 1934. The Company is evaluating its disclosure controls in light of compliance with SOX 404 in its next annual report, and if necessary, will make any changes needed to comply with SOX 404.

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

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Registrant

The following table sets forth as of January 14, 2008 the names of all our directors and executive officers, their positions and the date the position was first held. Directors will categorized as Class I, Class II and Class III Directors and serve staggered terms in accordance with the schedule below, or until their successors are elected or appointed and qualified, or their prior resignation or termination.

· Class I Directors: Yu Bing and Walter Beach, whose term ends at the annual meeting of stockholders in 2007 [this needs to be reviewed. I will look at by-laws]—Dan, would you check?

· Class II Directors: Ren Huiliang and Chen Zhaobin, whose term ends at the annual meeting of stockholders in 2008

· Class III Directors: Bruno Zheng Wu, Mr. Tao Kan and Mr. Bryan Li, whose term ends at the annual meeting of stockholders in 2009

Name	Age	Position	Date Position First Held
Bruno Zheng Wu	40	Chairman and Director	Sept. 12, 2005
Ren Huiliang	51	Vice Chairman, Chief Executive Officer and Acting Chief Financial Officer	February 26, 2007
Chen Zhaobin	51	Director	January 22, 2007
Yu Bing	40	Director	January 17, 2006
Walter T. Beach	40	Director	Dec 5, 2006
Tao Kan	49	Director	January 3, 2008
Bryan Li	28	Director	January 3, 2008

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

Ren Huiliang, Vice-Chairman and Chief Executive Officer. Mr. ‘William’ Ren Huiliang is the founder, CEO and head designer of William Brand, a Shanghai-based woman’s apparel production and brand management company. Over the past 10 years, Mr. Ren has built William Brand into a profitable enterprise that primarily helps US brands outsource their apparel design and production processes to China. Mr. Ren acts as the Chief Executive Officer of NextMart and our William Brand subsidiary. In such capacity, he oversees all apparel design, production and export operations and manages a staff of approximately 20 employees.

Mr. Chen Zhaobin, Director.  Mr. Chen is the Chairman and Chief Executive Officer of CEC Unet PLC. (AIM: CECU), a consumer and mobile media company and affiliate of SMIH. Prior to joining Sun 3C, Mr. Chen served as Vice Chairman and President of China Mobile (HK) Ltd, the publicly listed vehicle of China Mobile, the world’s largest mobile operator. Mr. Chen served as China Mobile's (HK) Vice Chairman and President from 1996-1999. From 2001 to 2005, Mr. Chen served as Executive Director and President of APT Satellite Holding Limited (NYSE:ATS).

38

Mr. Walter T. Beach, Independent Director. Mr. Beach is Managing Director of Beach Investment Counsel, Inc., an investment management firm located in Radnor, Pennsylvania., with approximately one billion dollars under management. He also is Managing Director of Beach Investment Management LLC and Beach Asset Management LLC. Mr. Beach was Managing Director of Financial Securities Management from inception in 2001 until December 2005.  Mr. Beach is on the board of directors of Bancorp Bank (NASDAQ:TBBK) and Resource Capital Corp (NYSE:RSO) where he currently serves both companies as Compensation Committee Chairman and financial expert of the Audit Committee. Mr. Walter Beach resigned as the director of Board from the Company on December 27, 2007.

Mr. Yu Bing, Independent Director. Mr. Yu is a Senior Executive Vice President at Lenovo Computers and President and Chief Executive Officer of the Lenovo/Asia Info group. Mr. Yu joined Lenovo in 1990 and has been the principal executive in charge of developing the company’s channel sales distribution network since 1996. In 2001, Mr. Yu was appointed to his current position at the newly formed Lenovo IT Services Group. From 1988 to 1990, Mr. Yu conducted research and development for the PRC government. Mr. Yu Bing resigned as the director of Board from the Company on January 4, 2008.

Mr. Tao Kan, Independent Director.  Mr. Tao Kan (''Kan Tao'' according to English word order), a seasoned investor with extensive experience in corporate management, serve as a director on January 3, 2008. Mr. Tao has nearly 30 years of corporate experience in China's business sectors. Since 2004, he has served as the Managing Director of Shanghai North Huaqing Industrial Construction Development Ltd., a leading real estate development company. Prior to that, he served as Chairman and President of Huaxin Investment Group Ltd (2001-2004), as Chairman and Managing Director of Shanghai Residential Property Co. (1999- 2001), and as Vice President of Shanghai Zhuzong Group Corp. (1980-1999).

Mr. Bryan Li, Director.  Mr. Bryan Li, a Vice President at Morgen Evan Redrock, a Beijing-based private investment bank and financial advisory firm, serve as an Executive Director of the Company on January 3, 2008. Mr. Li brings to the company strong financial and corporate experience, having worked on several global business and financing transactions during his career. Prior to joining Morgen Evan Redrock in 2007, Mr. Li served as the General Manager of Sun Capital Consultancy, Ltd where he acted as a business advisor across a wide-range of Chinese growth industries, including: IT, media and women's apparel.

Family Relationships

Our directors and executive officers are not related by blood, marriage or adoption.

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

We believe that all Reporting Persons complied with all applicable reporting requirements, except for certain late and delinquent Form 3/4 filings and 13D filings for Mr. Bruno Wu, Ms. Lan Yang, Sun Media Investment Holdings and Panpac Tech Strategic Ltd. We are putting in place an enhanced compliance program to notify and assist all officers, directors, and major shareholders with their filings. [is this accurate?]Nick should confirm it.

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

There have been no material changes to the procedures by which security holders may recommend nominees to the small business issuer's board of directors

Corporate Governance

As of September 30, 2007, we do not have a compensation nor audit committee due to the small size of the Board of Directors. As a result, the entire Board of Directors reviewed executive compensation and audit decisions. The Board of Directors have determined that Mr. Walt Beach and Ren Huiliang are “independent,” as defined under and required by the federal securities laws.

Item 10. Executive Compensation

Summary of Compensation of Executive Officers

The following table sets forth certain summary information with respect to the compensation paid to our chief executive officer, former chief financial officers, and former chief accounting officer for the last two fiscal years ended September 30, 2007 and September 30 2006, respectively. Other than as listed below, the Company had no executive officers serving in such capacity at September 30, 2007 whose total compensation exceeded $100,000.   The board of directors agreed to cancel compensation package paid for directors on April 1, 2007.  There is no compensation paid for directors after April 1, 2007.

SUMMARY COMPENSATION

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	incentive plan compensation	($)	($)	($)
						($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dr. Bruno Wu-Chairman and Former CEO (1)	2007	0	-0-	-0-	-0-	-0-	-0-	-0-	0
	2006	104,077	-0-	-0-	-0-	-0-	-0-	-0-	104,077
Ricky Ang –Former CEO(2)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	30,000		555,190					585,190
Tom Schuler-	2007	110,000	-0-		-0-	-0-	-0-	80,000	190,000
Former CFO(3)	2006	10,000		63,200					73,200
Frank Zhao-Former CFO(4)	2007	0	-0-		-0-	-0-	-0-	-0-	0
	2006	70,000		259,190					329,190
Joho Zongyang Li-Former Co-CEO(5)	2007	0	-0-	0	-0-	-0-	-0-	-0-	0
	2006	130,560							130,560
Hwee ling Ng- Former CAO(6)	2007	50,720							50,720
Jeffery Li- Former CFO (7)	2006	101,440							101,440
	2007	16,000							16,000
	2006

(1)   On October 1, 2006, we entered into a one-year employment contract with Dr. Bruno Wu to serve as our Chief Executive Officer. Pursuant to the agreement, Dr. Wu received a monthly salary of $27,277 until he resigned in this capacity in February 2007. In February 2007, the company entered into a with Dr. Wu to serve as executive Chairman of the company. Pursuant to this agreement, Dr. Wu does not receive compensation for his services to the Company

(2)   Mr. Ang served as our Co-Chief Executive Officer from March 2 until March 29, 2006 and our Chief Executive Officer from March 30, 2006 until October 5, 2006. Mr. Ang’s annual salary during these periods was $300,000 per annum. He received actual compensation of $150,000 on a pro rate basis in 2006. During the 2007 period, Mr. Ang received a stock grant of 150,000 shares which were valued at $555,190. He resigned as Chief Executive Officer of the Company on October 5, 2006.

(3)  On September 18 2006, we entered into a one-year employment agreement with Mr. Tom Schuler, our former Chief Financial Officer and Company Secretary. Pursuant to the agreement, Mr. Schuler received a salary of $240,000 per annum and actual compensation of $110,000 on a pro-rata basis in 2007. Mr. Schuler also received a stock grant of 20,000 shares, which were valued at $63,200 and certain stock options to acquire 1,200,000 shares of our common stock. These options were subsequently cancelled when Mr. Schuler resigned as Chief Financial Officer and Company Secretary on March 1, 2007. Following his resignation, he received $80,000 in consulting fees.

(4)  On February 27, 2006 we entered into a one-year employment agreement with Mr. Frank Zhao, our former Chief Financial Officer and Company Secretary. Pursuant to the agreement, Mr. Zhao received an annual salary of $120,000 and actual compensation of $70,000 in 2006 on a pro-rata basis. In 2006 Mr. Zhao also received a stock grant of 70,000 shares which were valued at $259,190. Mr. Zhao resigned as Chief Financial Officer effective September 30, 2006.

(5)  On September 18, 2005 we entered into a one-year employment agreement with Mr. John Zongyang Li, who served as our Executive Director from September 18, 2005 until June 30, 2006 and our Co-Chief Executive Officer from January 4, 2006 to March 29, 2006. Pursuant to the agreement(s), Mr. Li received an annual salary of $140,000 and actual compensation of $130,560 in 2006 on a pro-rata basis. Mr. Li resigned as Co-Chief Executive Officer effective March 29, 2006.

(6)  On March 1, 2006 we entered into a two-year employment agreement with Ms. Hwee Ling Ng, our former Chief Accounting Officer. Pursuant to the agreement, Ms. Ng received a base salary of approximately $135,000 per annum. She received actual compensation of  $101,440 and $50,720 in 2006 and 2007 respectively, on a pro-rata basis. Ms. Ng resigned effective February 28, 2007.

 (7)  On April 1, 2007, we entered into a one-year employment agreement with Jeffery Zhen Li, our former Chief Financial Officer. Pursuant to the agreement, Mr. Li received a base salary of $48,000 per annum and employee stock options to purchase 200,000 of our shares at $0.01 per share during a term of 10 years. Mr. Li received actual compensation of $16,000 in 2007 on a pro-rata basis. These options have not been exercised. Mr. Li resigned on July 23, 2007.

Outstanding Equity Awards at Fiscal year End September 30, 2007

As of September 30, 2007, we had no outstanding option awards or equity awards for our executive officers.

Compensation of Directors

Except as stated herein, no compensation was paid to any of our directors for their services during the fiscal period ended September 30, 2007. We paid our independent directors for their services from April 1, 2006 until December 31, 2006 in accordance with the following compensation package:

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

Effective January 1, 2007, we adopted a revised compensation program for the independent members of our Board of Directors. According to the revised compensation package, our independent Board members are entitled to annual compensation of $24,000, paid in monthly installments until June 30, 2007. The Company is in the process of making these payments. [update]

These payments have not been paid to the Directors of the Company yet because the Board of Directors is currently in the process of reviewing and reconsidering its compensation package for the period beginning January 1, 2007 and the 2008 fiscal year beginning October 1, 2007.

The following table sets forth director compensation for the 12 month period ended September 30, 2007 in accordance with the Board compensation plans listed above. The Company did not pay any compensation to the directors other than that which is listed in the table below.

Name of Director	Fees earned or paid in cash ($) annually	All Other Compensation($)	Total ($)
Walter T. Beach(1)	22,000	-0-	22,000

Yu Bing(2)	30,500	-0-	30,500
Kay Koplovitz(3)	17,000	-0-	17,000
Mark Newburg(4)	20,750	45,000	65,750
William Adamopoulos(5)	-0-	-0-	-0-
Herbert Kloiber(6)	-0-	-0-	-0-

(1)  Walter T. Beach has served as Independent Director and Chairman of the Compensation Committee since December 5, 2006. From October 1, 2006 to September 30, 2007, he received $20,000 in annual compensation for his board membership and is owed $22,000, He is owed $20,000 in annual compensation and $2,000 in board meeting fees.

 (2) Yu Bing has served as an Independent Director of the Board since January 17, 2006. From October 1, 2006 to September 30, 2007, he received $30,500 in annual compensation for his board membership, and is owed $21,000. He also is owed $18,000 in in annual compensation and $3,000 in board meeting fees.

(3) Kay Koplovitz served as Independent Director, Vice-Chairperson of the Board, and Chairperson of the Nominating & Governance Committee from September 18, 2005 until February 19, 2007. From October 1, 2006 to February 19, 2007, the final date of her service, she received $17,600 in annual board compensation and meeting fees. She is not owed any compensation by the Company.

(4) Mark Newburg served as Independent Director and Chairperson of the Audit Committee from May 31, 2006 to January 29, 2007. From October 1, 2006 to January 29, 2007, he received $20,750 in annual compensation for his board membership and is not owed funds. Mr. Newburg remains a consultant to the Company and receives $60,000 per annum paid quarterly to assist the Company with its business development efforts. He has received $45,000 in consulting fees as of September 30 2007.

(5) William Adamopoulos served as an Independent Director of the Company from May 11, 2006 to October 31, 2006. From October 1, 2006 to October 31, 2006, his final date of his service, Mr. Adamopoulos did not receive any compensation for his service to the Company. He is not owed any compensation.

(6) Herbert Kloiber served as Independent Director of the Company from January 4, 2006 to October 11, 2006. From October 1, 2006 to October 11 2007, his final date of his service, Mr. Kloiber did not receive any compensation for his service to the Company. He is not owed any compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan The following table provides information as of September 30, 2007 concerning shares of our common stock authorized for issuance under our existing equity compensation plans.

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

Note:

(1)    The number of securities remaining available for future issuance expired as of September 30, 2007.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 29, 2007, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Bruno Wu (2)	14,441,369	15.92%
Yang Lan (3)	14,441,369	15.92%
Jeffery Zhen Li (4)	200,000	*
Bing Yu	—	—
Walter T. Beach (5)	415,000	*
Ren Huiliang	4,655,172	5.13%
Telperion Ltd. PO Box 882 GT Georgetown, Grand Cayman Cayman Islands BWI (7)	6,400,000	7.05%
Panpac Tech Strategic Limited (“PTS”) 50 Raffles Place #29-00 Singapore Land Tower Singapore 048623 (6)(8)	8,624,606	9.50%
Sun Media Investment Holdings Limited (“SMIH”) P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands (6)(9)	14,261,369	15.72%
Directors and Officers as a Group (10)(11)	15,445,162	17.02%

(1)                 Based on 90,737,606 shares outstanding of common stock issued and outstanding as of December 21, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)

Represents 14,441,369 shares held indirectly through Dr. Wu’s spouse, Ms. Yang Lan. Ms. Yang owns 14,261,369 indirectly through her controlling stock ownership of Sun Media Investment Holdings (“SMIH”), and 180,000 shares directly in her own name. Dr. Wu is the Chairman and a Director of SMIH, but has no ownership of SMIH. Dr. Wu disclaims ownership of all such shares.

(3)                  Ms. Yang is the spouse of Dr. Bruno Wu, our Chairman. Ms. Yang owns 14,261,369 indirectly through her controlling ownership of Sun Media Investment Holdings (“SMIH”) and 180,000 shares directly in her own name.

(4)                   Assumes the issuance of options to Mr. Jeffery Zhen Li to purchase 200,000 shares of Company stock as $0.01. The issuance of such options is pending.

(5)

Mr. Beach holds 370,000 shares through Clearview Investment Fund and 45,000 shares in his own name.

(6)      Pursuant to a Pooling Agreement (“the Agreement”) between TLG, Sun Media Investment (“SMIH”), and us dated March 31, 2007, both SMIH and TLG agreed to place 6.9 million shares of their respective holdings in the Company into escrow until at least June 30, 2008, As a result of the Agreement, all 13.8 million shares collectively held by SMIH and TLG will not be transferable by either party unless there is first an amendment to the Agreement.

(7)

The principal beneficial owner of Telperion Ltd is  Cayman International Corporate & Marine Services Ltd whose address is PO Box 882 GT, Georgetown, Grand Cayman, Cayman Islands BWI.

(8)

The sole shareholder of Panpac is The Lexicon Group, Ltd ("TLG") (formerly “Sun Business Network Ltd.”), whose address is 371 Beach Road #03-18 Keypoint Singapore 199597. TLG is a public company traded on the Singapore Stock Exchange (SIN:523).

(9)

Ms. Yang, the spouse of Dr. Bruno Wu, is a controlling person of this shareholder.

(10)                Includes14,261,369 shares held indirectly by Dr. Bruno Wu, 200,000 shares held by Jeffery Zhen Li, 415,000 shares held indirectly by Walter T. Beach, and 4,655,172 shares held by Ren Huiliang.

(11)                The address of our directors and officer is care of NextMart Inc., Oriental Plaza Bldg. W3, Twelfth Floor, 1 East Chang’an Avenue, Dongcheng District Beijing, 100738.

Item 12. Certain Relationships and Related Transactions

Other than disclosed below or elsewhere herein, during the last two years, we were not involved in any transaction in which a director, director nominee, officer or shareholder of the Company, or any family member of any such persons, had a direct or indirect material interest where the amount involved exceeded $120,000.

As disclosed below, we have entered into several agreements with Sun Media Investment Holdings Limited (“SMIH’’), a significant shareholder of us, and other affiliated entities. Dr. Bruno Wu, our Chairman, also is the Chairman of SMIH, and Mr. Wu's wife, is the majority shareholder of SMIH. As a result of Dr. Wu's and his wife's respective roles in both companies and the ownership interest of SMIH in us, these agreements cannot be considered arm's length transactions. See section entitled Cautionary Statements in Item 1. Description of Business for certain risks related to these various transactions.

We believe that in each such instance, the transactions were commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis.

In October 2005, we issued 50 million shares of our common stock to SMIH in consideration for the outstanding shares of Sun New Media Group Limited ("SNMG") (the “Reverse Acquisition Transaction’’). Mr. Bruno Wu and John Zongyang Li were directors and officers of SMIH and became our directors and officers at the close of the transaction pursuant to the terms of that agreement. In conjunction with the Reverse Acquisition Transaction, Capital Alliance Group, Inc. (“CAG”) sold to SMIH 500,000 shares of our common stock (pre stock split) for an aggregate purchase price of $450,000. In addition, CAG entered into a management agreement with us on close of the Reverse Acquisition Transaction and we issued 250,000 shares of our common stock to CAG as compensation for its performance under this management agreement.

SMIH previously owned approximately 2.0% of The Lexicon Group Ltd (“TLG’’) (formerly “Sun Business Network Ltd.”). Our former director and CEO, Mr. Ricky Ang, at one point owned 4.1% of TLG and served concurrently as the Executive Vice-Chairman & Managing Director of TLG. On November 21, 2005, we entered into two agreements with TLG. Pursuant to the first agreement, we issued 1,156,303 shares of our common stock in exchange for a group of property holdings in Beijing and 53,000,000 common shares of Asia Premium Television Group, Inc (OTCBB:ATVG). Under the second agreement, we issued 13,800,000 shares of our common stock, 50% issued upon closing and the remaining 50% within 30 days of receipt of the audited accounts of the on-line publishing business purchased from TLG, if such audited statement reflect $2,415,000 in profit-after-tax for the period ended December 31, 2006.  SNMD also entered into a Shares Swap Agreement with TLG. Under the terms of the Shares Swap Agreement, TLG issued 150 million TLG shares in exchange for 5,042,017 shares of our common stock. All agreements with TLG were completed on April 20, 2006. TLG is currently our largest shareholder with 16,188,384 shares, held through its wholly-owned subsidiary Panpac Tech Strategic Limited.

On December 6, 2005, we entered into an agreement with SMIH which provided for the issuance of 2,008,929 shares of our common stock in exchange for 75,000,000 ordinary shares of TLG or approximately 10.15% of the then existing issued share capital of TLG. We terminated this agreement with SMIH on March 31, 2006 and no shares were exchanged between the parties.

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

On March 21, 2007, we entered into agreement with the Sun Culture Foundation, a Hong Kong-based non-profit organization founded by Yang Lan, the spouse of our Chairman Dr. Bruno Wu, to acquire 7.6 million shares of our common stock held by Sun Culture in exchange for 20 million shares of stock in CEC Unet (AIM: CECU), held by us. The transaction was completed in July  2007, and we have since cancelled all of 7.6 million Company shares that were returned to us.

On March 22, 2007, we executed subscription agreements with five accredited investors (the “Selling Stockholders”) for the purchase of an aggregate of $1,500,000 of our senior convertible promissory notes (“Notes”) and Class A, Class B, and Class C common stock purchase warrants. The Class A warrants enable the purchase of up to 1,500,000 shares of our common stock at an exercise price of $1.00 per share, and the Class B warrants enable the purchase of up to 1,500,000 shares of our common stock at an exercise price of $1.50 per share.  Upon exercise of any Class A or Class B warrant, the respective warrant holder will receive a Class C warrant to purchase that number of shares for which such Class A warrant or Class B warrant is exercised at an exercise price of $2.00 per share. On March 28, 2007, we completed the transaction (the “Issuance Date”). The Notes rank senior to all of our current and future indebtedness. The principal amount of the Notes is $1,500,000. The principal amount of the Notes if not converted or redeemed is due and payable on March 28, 2010. The Notes are initially convertible into our common shares at a conversion price of $1.00 per share.  If an event of default occurs under the Notes (as described below), the conversion price shall be adjusted to eighty percent (80%) of the volume weighted average price of our common shares for the five trading days prior to a conversion date (“Adjusted Conversion Price”). Commencing on the fifteenth month from the Issuance Date, we are obligated to make a payment of one-twenty first (1/21) of the principal amount of each Note, either in cash or by conversion of such amount into our common shares.  If, on the payment date, the market price for our common shares are equal to or above $1.00 per share, we may make this payment in our common shares at the then existing conversion rate.  However, if, on the payment date, either (i) the market price for our common shares are less than $1.00 per share or (ii) the Registration Statement covering the common stock underlying the notes and warrants is not effective, then we must make this payment in cash in an amount equal to 135% of the principal amount component. Subject to certain terms and conditions set forth therein, we may redeem the Notes at a rate of 120% to 150% of the outstanding principal amount of the notes plus interest. Certain mandatory and optional conversion rights exist subject to certain conditions as described in the subscription agreements. At closing, we paid the Selling Stockholders a total of 1,500,000 shares of our common stock as full consideration of all interest due under the Notes. We were unable to complete our registration rights covenants in the agreement with the Selling Stockholders. As a result, we could be in default under the terms of such agreement. We are currently in negotiations with the Selling Shareholders in an effort to remedy the situation.

On March 26, 2007, we divested certain non-core assets including $545,897 (2006: $574,485) worth of debt, owed to us by The Lexicon Group, Ltd ("TLG")(formerly "Sun Business Network Ltd")(made as advances by the Company to TLG) and our entire 16% stake, equal to 150 million shares of stock, in The Lexicon Group (“TLG”)(formerly “Sun Business Network Ltd.”), a Singaporean publishing company traded on the Singaporean Stock Exchange, to Maxi Surplus Ltd, another Singapore company. The Company received 20 million shares in CEC Unet Plc in exchange for the se assets. As a result of the transaction, the Company ceased to be a shareholder of TLG and was no longer due $545,897 (2006: $574,485) of debt from TLG.

On April 9, 2007, we entered into agreement with SMIH to sell certain non-core assets in exchange for a total consideration of $4.15 million dollars. The assets to be sold were: Two real estate properties in Beijing; a 30% investment stake in Global Woman Multimedia Co. Ltd; and 100% of the share capital of Lifestyle Magazines Publishing Co. Ltd. According to the terms of the agreement, SMIH will satisfy the $4.15 million consideration by transferring to us 1 million shares of Validian Corp. (OTCBB:VLDI) (“Validian’) and (ii) a promissory note of Validian in favor of SMIH with a principal amount of $500,000; and by returning to us 6 million of our common shares held by SMIH. As of the date of this filing, we have not yet completed this transaction. However, we have already received and further cancelled the 6 million shares returned to us from SMIH.

On April 11, 2007, we entered into a partnership agreement with Her Village Co. Ltd (‘Her Village’), a related party of Sun Media Investment Holdings (SMIH), one of our significant shareholders, for certain exclusive marketing access within Her Village’s multimedia products — namely, its e-magazines. Her Village is a wholly-owned subsidiary of Yang Lan Studio Ltd., which is 100% owned and controlled by Ms. Yang Lan, the spouse of our Chairman Dr. Bruno Wu. As part of the agreement, we agreed to pay for the production of Her Village’s online multimedia products at cost, approximately $180,000 per annum and receive the revenues generated from the sale of such products, subject to the payment of a 10% sales commission to her Village on all transactions generated by Her Village. As of the date of this Report, we have not yet completed this transaction. [update situation]

On April 27, 2007, we issued 6.9 million shares of our common stock to Panpac Tech Strategic Limited, a wholly-owned subsidiary of The Lexicon Group Ltd (“TLG”)(formerly “Sun Business Network Ltd.”) to satisfy a contractual obligation to TLG relating to a Sale and Purchase Agreement (“the Agreement”) between the parties dated November 21, 2005. In the original Sale and Purchase Agreement, we purchased certain assets, including various on-line publishing rights, from TLG for an aggregate consideration of the issuance of 13.8 million of our shares. The consideration was to be satisfied in two installments of 6.9 million shares. The first installment of 6.9 million shares was issued upon the completion of the deal. The second installment of 6.9 million shares remained subject to a profit guarantee for the acquired business of PAT $2,415,000 by December 2006.

In July 2006, we sold part of the acquired business to Sun TV Shop Plc (now “Sun 3C Plc”)(AIM:SCCC) for a gain in excess of $2,415,000, satisfied in Sun 3C stock. We determined this gain to satisfy TLG’s profit guarantee of $2,415,000 and proceeded with the second share issuance of 6.9 million shares, pursuant to the original Agreement between TLG and us.

The agreement is incorporated by reference in our Form 8-K filed on November 23, 2005. We further disclosed that these 6.9 million NextMart shares issued to TLG would be held in escrow, along with 6.9 million NextMart shares contributed by Sun Media Investment Holdings until at least June 30, 2008, pursuant to a Pooling Agreement between TLG, Sun Media Investment, and us dated March 31, 2007.

On July 6, 2007, we completed the cancellation of 28,500,000 million our own shares that were returned to us under the following  three separate agreements.

•

a November 21, 2006 agreement with the sellers of Focus Channel Development Co. Ltd, that returned 14,900,000 of our shares in exchange for certain rights under its existing management services agreement and $4.75 million in past due account receivables;

•

a March 26, 2007 agreement with Sun Culture Foundation that returned 7,600,000 of our shares in exchange for 20 million shares of CEC Unet (f.k.a. Sun 3C Media plc)(AIM:CECU) held by the Sun Culture Foundation

•

an April 9, 2007 agreement with Sun Media Investment Holdings that returned 6,000,000 of our shares in exchange for certain assets including two real estate properties in Beijing, a 30% stake in Global Woman Multimedia Co., Ltd., 100% of Lifestyle Magazines Publishing Co. Ltd..

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

On August 6, 2007, we entered into a strategic partnership agreement with Shanghai Guifuren Garment Co. Ltd (“Guifuren Garment”), a producer of urban womens’ suits in Mainland China. According to the terms of agreement, NextMart will gain from Guifuren Garment usage rights to the Guifuren 2.0 mature urban professional women’s brand and access to 1/3 of Guifuren Garment’s sales space in nearly 60 retail stores in Mainland China. As consideration, NextMart will grant Guifuren a commission on its in-store sales of NextMart product. Guifuren Garment will provide the necessary logistics and inventory support to NextMart at no cost.

On August 7, 2007, we entered into an agreement with Her Shop Ltd., an affiliate of Sun Media Investment Holdings, our largest shareholder, to trade 99,629 shares of Asia Premium Television Group (OTC:ATVG) held by us for 231,939 shares of Broadcast International Inc. (OTC:BI) held by Her Shop Ltd. The approximate value of the transaction was $260,000, whereby the ATVG shares were valued at approximately $2.65 per share and the Broadcast International shares were valued at approximately $1.10 per share. The agreement is expected to close on or before September 1, 2007

On August 7, 2007, we entered into an agreement with Yang Lan Studio Ltd, an affiliate of Sun Media Investment Holdings, our largest shareholder, to sell certain non-core assets, including five used automobiles. The consideration for the agreement is $294,867.35 to be satisfied with 268,062 shares of Broadcast International (OTC BCST) valued at $1.10 per share. The agreement is expected to close on or before September 1, 2007.

On August 7, 2007, the Company, entered into a consulting agreement (“the agreement”) with Professional Offshore Opportunity Fund, Ltd. (“POOF”), a New York based investment fund, to retain POOF’s advisory services for locating potential complementary opportunities for acquisition by the Company. The term of the agreement terminates on August 7, 2017.

The consideration of the transaction with POOF is 10,000,000 shares of Sun 3C Media (already renamed "CEC Unet Plc")(AIM:SCCC) common stock (the "Shares") held by the Company. The Shares carry an aggregate value of $2 million USD based on a per share price of $0.20 USD. The Shares are not in any way subject to rescission, repurchase, redemption, or cancellation in the event this Agreement is terminated for any reason.

On September 28, 2007, we entered into a supplementary agreement (the “Supplementary Agreement”) with Mr. Ren Huiliang, our current CEO, to revise the terms and conditions of the Sales and Purchase Agreement (the “Sales and Purchase Agreement”) by which we purchased 100% of William Brand Administer Co., Ltd from Mr. Ren. Specifically, the Supplementary Agreement modifies the payment schedule by which we will compensate Mr. Ren for William Brand’s attainment of certain revenue and profit guarantees.

According to the original Sales and Purchase Agreement, we purchased William Brand Administer Co. Ltd from Mr. Ren for an aggregate consideration of $18,620,688 USD to be satisfied through the issuance of 4,655,172 shares of our common stock (the “Consideration Shares”). For purposes of the transaction, each share was valued at $4.00 USD. The Consideration Shares were to be issued in four equal installments. The first installment was issued to Mr. Ren upon the closing of the acquisition on September 30, 2006; and the remaining three installments of 1,163,793 (totaling 3,491,379) of our shares were to be issued to Mr. Ren subject to attaining certain revenue and profit requirements from the operations of William Brand in the three fiscal years following the completion of the acquisition. These revenue and profit guarantees as stated in the original Sales and Purchase Agreement are as follows: Year 1; $15 million (revenues)/$3 million (profit), Year 2; $17.5 million  (revenues)/$3.5 million (profit), and Year 3; $20 million (revenues) and $4 million (profit). All amounts are in US Dollars.

Through the Supplementary Agreement, we and Mr. Ren agreed to modify the share payment schedule of the original Sales and Purchase Agreement such that the Company would issued the remaining 3,491,379 shares of NXMR common stock to Mr. Ren. At the time of this filing, these shares have already been issued to Mr. Ren. Despite the preissuance of shares to Mr. Ren, both parties agree that all guarantees made by Mr. Ren to the Company under the original Sales and Purchase Agreement, most notably the revenue and profit guarantees listed above, shall remain unchanged and in full effect.

Item 13 Exhibits

The Exhibit Table follows Item 14.

Item 14. Principal Accountant Fees and Services

Bernstein & Pinchuk LLP

During the fiscal years ended September 30, 2007 and March 31, 2007, Bernstein & Pinchuk LLP provided various audit, audit related and non-audit services to us as follows:

	September 30, 2007	March 31, 2007	March 31, 2006
Audit Fees	$155,000	$250,000	120,000—
Audit-Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	10,000	—	—

	$165,000	$250,000	120,000—

59

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

3.4*	Updated Form Indemnification Agreement of Directors and Officers, following our reincorporation into the State of Delaware.

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

NEXTMART, INC.
By:	/s/ Ren Huiliang
Mr. Ren Huiliang, Chief Executive Officer
Date: January 14, 2008

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Bruno Wu BBrBruno Wu, Chairman Date: January 14, 2008	By:	/s/ Ren Huiliang Ren Huiliang, Chief Executive Officer Date: January 14, 2008

By:	/s/ Tao Kan Tao Kan, Director Date: January 14, 2008	By:	/s/ Bryan Li Bryan Li, Director Date: January 14, 2008

By:	/s/ Chen Zhaobin Chen Zhaobin, Director Date: January 14, 2008