Form 10KSB/A
period 2007-09-30
NextMart Inc.
filed 2008-01-15
CIK 1088005

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

DOCUMENTS INCORPORATED BY REFERENCE

     None.

Transitional Small Business Disclosure Format (Check one):

     Yes o     No pr

EXPLANATORY NOTE

This Amendment No.1 to our Form 10-KSB supersedes and replaces in its entirety our Form 10-KSB which we filed earlier on this date. The initial Form 10-KSB was filed inadvertently in error and did not contain the final version of such form. The final version was approved by our chief executive officer and acting chief financial officer and our directors, and certified by our chief executive officer and acting chief financial officer.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and the results of its operations and its cash flows for the period from April 1, 2007 to September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

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

By:	/s/ Bruno Wu BBrBruno Wu, Chairman Date: January 14, 2008	By:	/s/ Ren Huiliang Ren Huiliang, Chief Executive Officer and Acting Chief Financial Officer Date: January 14, 2008

By:	/s/ Tao Kan Tao Kan, Director Date: January 14, 2008	By:	/s/ Bryan Li Bryan Li, Director Date: January 14, 2008

By:	/s/ Chen Zhaobin Chen Zhaobin, Director Date: January 14, 2008