Form 10QSB
period 2007-12-31
NextMart Inc.
filed 2008-02-20
CIK 1088005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

Commission File Number: 000-26347

NextMart, Inc. (f/k/a Sun New Media, Inc.)

(Exact name of small business issuer as specified in its charter)

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

87,073,170 common shares issued and outstanding as of  January 13, 2008

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

PART I

Item 1. Condensed Consolidated Financial Statements

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED BALANCE SHEETS
	Unaudited	Audited
	December 31, 2007	September 30, 2007
	US$	US$
ASSETS
Current Assets
Cash and cash equivalents	864,054	482,762
Accounts receivable, net of provision for doubtful debts $31,478	2,953,873	3,464,400
Other current assets	7,152,227	6,721,710
Inventories	47,977	46,618
Marketable securities	4,226,871	4,225,158
Amounts due from stockholders	632,111	421,453
Amounts due from related parties	-	472,287
	-	-
Total current assets	15,877,113	15,834,389
Goodwill and intangible assets	3,448,635	3,643,781
Plant and equipment, net	2,722,420	2,713,589
	22,048,168	22,191,759
	-	-
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	189,546	184,756
Other payables and accruals	2,527,798	2,302,035
Amounts due to related parties	347,685	197,255
	-	-
Total current liabilities	3,065,029	2,684,046

Minority interest	1,601,720	1,592,077
Convertible notes	1,500,000	1,500,000
Discount on convertible notes and warrants	(677,808)	(717,679)
Commitments and Contingencies	-	-
STOCKHOLDERS’ EQUITY
Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued	-	-
Common stock; authorized 750,000,000 shares, par value US$0.01;
issued and outstanding, 87,093,170 shares	870,932	870,932
20,000 shares of common stock reserved to be issued	200	200
Additional paid in capital	94,978,415	94,978,415
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	(170,763)	47,150
Deficit	(79,119,557)	(78,763,382)
Total stockholders’ equity	16,559,227	17,133,315
	22,048,168	22,191,759

See notes to consolidated financial statements.

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
	Unaudited
	Three Months Ended December 31,
	2007	2006
	US$	US$
Revenues	1,396,337	3,950,568
Costs of revenue	1,083,430	2,057,983
Gross Margin	312,906	1,892,585

Operating Expenses
General and administrative expenses	252,760	1,516,069
Stock Based Compensation Costs	—	(537,000)
Marketing and sales	39,691	68,816
Depreciation and amortization	235,631	664,782
Consulting and professional fees	65,541	305,656
Impairment loss on intangible assets	—	32,503,843
	593,624	34,522,166
Operating loss before other income (expense), income tax expense, minority interest and discontinued operations	(280,719)	(32,629,581)

Other Income (expense)
Interest income	4,630	10,645
Amortization of discount on notes	(78,871)	—
Other income	—	37,775
Net income from affiliates	—	(84,784)
	(74,241)	(36,364)
Loss before income tax expense, minority interest and discontinued operations	(354,961)	(32,665,945)

Income tax expense	378	(53,366)
Loss before minority interest and discontinued operations	(355,339)	(32,719,311)

Minority interest	(837)	(67,452)
Loss from continuing operations	(356,176)	(32,786,763)

Income from discontinued operations	—	5,932,947
NET LOSS	(356,176)	(26,853,816)

Other comprehensive loss – Currency translation adjustment	(12,765)	(5,510)
Comprehensive loss	(343,411)	(26,859,326)

Basic and diluted loss per share:
Continuing operations	(0.00)	(0.32)
Discontinued operations	(0.00)	0.06

	—	(0.26)

Weighted average number of shares outstanding	87,113,203	102,922,000

See notes to consolidated financial statements.

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS	Unaudited
	Three months ended December 31,
	2007	2006
	US$	US$
Cash flows from operating activities
Net loss	-356,176	-26,853,816
Adjustments to reconcile net loss to net cash used in operating activities;	-
Depreciation and amortization	235,631	664,782
Impairment loss on intangible assets	—	26,570,896
Share of profits from affiliate	—	84,784.00
Minority interest	837	67,452.00
Gain on disposal of non-core assets	—	1,084
Stock-based compensation	—	(537,000)
Interest Expense	78,871	—

Changes in operating assets and liabilities:
Accounts receivable	510,524	-1,329,231
Other current assets	-469,516	1,870,358
Inventories	—	526,768
Amounts due from related parties	—	-83,772
Amounts due from stockholders	583,995	17,096
Accounts payable	4,790	-932,967
Other payables and accruals	225,763	-1,595,666
Amounts due to related parties	-171,937	(27,941)
Net cash provided by (used in) operating activities	642,783	-1,557,173

Cash flows from investing activities
Proceeds from sale of plant and equipment	—	1,793
Purchase of plant and equipment	-55,034	-556,172
Cash used in business combination, net	—	(374,909)
Net cash used in investing activities	-55,034	-929,288

Cash flows from financing activities	—	—

Net effect of exchange rate changes on consolidating subsidiaries	-206,459	52,037
Net increase (decrease) in cash and cash equivalents	381,292	-2,019,344
Cash and cash equivalents, beginning of the period	482,762	3,609,729
Cash and cash equivalents, end of the period	864,054	1,590,385

Suplemental disclosure of cash flow information:

Interest paid	0.00	0.00
Income taxes paid	0.00	0.00

See notes to consolidated financial statements.

NEXTMART INC. (f/k/a Sun New Media Inc.)

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Our activities are based predominantly in People’s Republic of China (“PRC”). :

Our principal operating subsidiaries include the following:

o

Sun New Media Group Limited;

o

William Brand Administer Limited; and

o

Beijing Trans Global Logistics.

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

Financial instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, marketable securities, other payables, and factoring in loans. The fair values of these financial instruments approximate their net carrying values due to the short-term maturity of the instruments.

Business combinations

We are creating this business through the ongoing acquisition of various entities and assets. The Company accounts for its business combinations using the purchase method of accounting in accordance with FASB141. This method requires that the acquisition cost be allocated to the assets and liabilities the Company acquired based on their fair value. Pursuant to FAB-141, the Company recognizes intangible assets separate from goodwill if they meet one of two criteria—the contractual-legal criterion or the separability criterion. The Company makes estimates and judgments in determining the fair value of the acquired assets and liabilities, based on independent appraisal reports for material purchases as well as its experience with similar assets and liabilities in similar industries. If different judgments or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially different. When considering whether an acquired assets group constitutes a business, the Company used the criteria defined by EITF 98-3 determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business.

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

Impairment of Long-lived Assets

The Company assesses the carrying value of long-lived assets on an annual basis in accordance with SFAS No.144, accounting for the Impairment or Disposal of Long-lived Assets. Factors considered important in triggering a writedown under this review include a significant decrease in operating results, a significant change in its use of assets, competitive factors, strategy of its business, and significant negative industry or economic trends. The company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on the reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.  When the Company determines that the carrying value of long-lived assets may not be recoverable based on as assessment of future cash flows from the use of those assets, an impairment charge to record the assets at fair value may be recorded. Impairment is measured based on fair values utilizing estimated discounted cash flow, published thirty-party sources, and third-party offers.

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

Revenue recognition

We generate revenue through the provision of marketing & information services, and transactional services. The Company recognizes revenues from transaction and marketing & information services in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” when all of the following conditions exist: persuasive evidence of an arrangement exists in the form of an accepted purchase order; delivery has occurred, based on shipping terms, or services have been rendered; the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and collectability is reasonably assured.

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

Cost of revenues

Cost of revenues includes the cost of product, salary and other related costs for our management services and technical support staff, as well as third-party contractor expenses.  Additionally cost of revenues includes fees for hosting facilities, bandwidth costs, and equipment and related depreciation costs. Cost of revenues will vary significantly from period to period depending on whether we will take title to the product and the level of management services provided.

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

Sales to Nature's Club International Co. Ltd. were $877,889 and $1,877,532 for the three months ended December 31, 2007 and 2006, respectively. Significant sales to a single customer expose the Company to a concentration of credit risk.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. As the Company has a loss, fully diluted earnings per share is considered equivalent to basic earnings per share because consideration of common stock equivalent would be anti dilutive.

Foreign currency transactions

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, since the functional currency of the Company is Renminbi (RMB), the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars (USD). Monetary assets and liabilities are re-measured using the foreign rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the consolidated statement of operations. In 2007, 7.4281 RMB per U.S. USD was the weighted average rate, and 7.3046 RMB per USD at December 31, 2007..

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

3            GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill from the Company’s acquisitions:

	Unaudited	Audited
	December 31, 2007	September 30, 2007
	US$	US$

Focus	7,800,000	7,800,000
Beijing CEAC	180,763	180,763
Accumulated amortization	(53,664)	(45,191)
Impairment loss	(7,867,786)	(7,867,786)
	59,313	67,786

The following table summarizes intangible assets:

	Service agreements	25,000,000	25,000,000
	Magazines mastheads	2,562,308	2,562,308
	License	24,452,368	24,452,368
	Non-compete agreements and customer relationship	2,904,709	2,904,709
	Database	2,499,999	2,499,999
	Program rights	1,912,080	1,912,080
	Technology	2,366,703	2,366,703
	Partnership agreement license	1,056,122	1,056,122
		62,754,289	62,754,289
Less:	Accumulated amortization	(2,160,494)	(1,974,268)
	Sold	(3,788,873)	(3,788,873)
	Impairment loss	(53,402,828)	(53,402,828)
	Translation difference	(12,773)	(12,325)
		3,389,322	3,575,995
		$3,448,635	$3,643,781

4.

PLANT AND EQUIPMENT, NET

Plant and equipment is summarized as follows:

	Unaudited	Audited
	December 31, 2007	September 30 2007
	US$	US$
Cost
Motor vehicles	680,021	672,976
Leasehold building and improvement	417,783	352,758
Furniture, fixtures and equipments	8,849	8,605
Buildings	1,619,368	1,619,368

Computer Software	539,593	521,815
	3,265,614	3,175,522
Accumulated depreciation	(543,193)	(461,933)
	2,722,420	2,713,589

The buildings include a book value of $1.4 million house located in Shanghai, China.

5.

ACCOUNTS RECEIVABLE

The major amounts of account receivable are William Brand’s clients which at December 31, 2007 contribute 73.7% and CEAC’s client which contribute 26.9%. The bad account provision is for the account receivable of CEAC.

6.

OTHER CURRENT ASSETS

Other receivables, prepayments and deposits are summarized as follow:

	Unaudited	Audited
	December 31, 2007	September 30 2007
	US$	US$
Other receivables	1,273,815	1,258,705
Staff advances	40,586	40,201
Prepaid Advances for Purchase	563,830	227,049
Prepaid interest expenses	702,000	702,000
Prepaid Acquisition	1,816,982	1,697,730
Rental deposits	1,383	1,346
Prepaid administrative expenses	2,753,631	2,794,680
	7,152,227	6,721,710

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

8.

OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follow:

	Unaudited	Audited
	December 31, 2007	September 30 2007
	US$	US$
Other payables	1,790,539	1,223,568
Accrued operating expenses	548,159	917,187
Prepayment from customers	189,100	161,280
	2,527,798	2,302,035

Other payables mainly include $1.5 million for professional fees, rental fees for our New York office, other deposit, and other office expenses. Included in accrued operating expenses are business tax, VAT, and $0.5 million of committed investment in a subsidiary of the Company.

9.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in “Item 1 — Financial Statements.” The matters discussed in this report on Form 10-QSB include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intend”, “could”, “plan”, “estimate” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words. While forward-looking statements are sometimes presented with numerical specificity, they are based on current expectations and various assumptions made by management regarding future circumstances over which we may have little or no control. These statements are inherently predictive, speculative and subject to risk and uncertainties, and it should not be assumed that they will prove to be correct. A number of important factors, including those identified under the caption “Risk Factors” in our Transitional Report on Form 10-KSB for the period ended September 30, 2007 as filed with the Securities and Exchange Commission, as well as factors discussed elsewhere in this Form 10-QSB, could cause our actual results to differ materially from those in forward-looking statements or forward-looking financial information. Actual results may differ from forward-looking results for a number of reasons, including market acceptance of our services, adverse market conditions affecting the Internet sector, retention of major clients, competitive factors, failure to keep pace with changing technologies and failure to protect our intellectual property. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Our principal focus is our business-to-business brand and apparel production management business in Shanghai, China. Our goal is to develop China’s largest online shopping community for wholesale distribution and retail shopping in the apparel and ladies’ fashion industry. We are working toward a smaller organizational structure centered around William Brand, our key ladies’ apparel subsidiary and transactional service provider. In fiscal 2008, we plan to build revenues by leveraging our core competency in apparel fashion, design, apparel production and brand management to launch our private label brand “Peeress” and develop an integrated online-offline direct sales model.

As a result of these initiatives, we expect that our results of operations for future periods will be materially different and that our principal sources of revenue, operating expenses and profits will be derived from our apparel and women’s fashion business

Results of Operations

Three Months Ended December 31, 2007 compared with the Three Months Ended December 31, 2006

Revenue. Our revenue for the three months ended December 31, 2007 was $1.40 million compared with $3.95 million for the comparable three month period in 2006.  The decrease in revenues for the 2007 period of $2.6 million (or 64.7%) from the prior period is attributable to  our shift in business focus to the women’s apparel industry coupled with the negative impact of US economic conditions on our women’s apparel business. Of the total revenue for the 2007 period, 96.0% were derived from our Transactional Services and the remaining 4.0% from our Marketing and Information Services. This compares with the 2006 period, wherein 69% were derived from our Transactional Services and the remaining 31% from our Marketing and Information Services. During the three months ended December 31, 2007, Transactional Services was positively impacted by the contribution of revenue from our business in the electronic components vertical and our increased revenue from our women’s apparel business.

Costs of Revenue. Costs of revenue for the three months ended December 31, 2007 were $1.08 million compared with $2.1 million for the comparable three month period in 2006. The decrease of costs for the 2007 period of $0.9 million (or 47.4%) from the prior period is attributable to a reduction in revenues for the 2007 period.  Costs of revenue include women;s apparel cost and service buying cost. Transactional Services costs accounted for 100% of the total costs during the 2007 period compared with the 2006 period, wherein Transactional Services costs were 90% of the total costs or approximately $1.9 million. with the balance attaributable to Marketing and Information Services.

Operating Expenses. Total operating expenses for the three months ended December 31, 2007 were $0.6 million compared with $28.6 million for the comparable three month period in 2006. The significant decrease for the 2007 period of  $28 million (or 97.9%) from the prior period is due mainly to an impairment loss recorded during the 2006 period in the amount of $26.5 million for the intangibles and goodwill arising out of the Focus acquisition, along with a reductions in office overhead, depreciation and amortization, and consulting and professional fees which occurred during the 2007 period.

Loss from Continuing Operations. Loss from continuing operations for the three months ended December 31, 2007 was $280,719 compared with a net of loss of $26,697,000 for the comparable 2006 period.  The decrease for the 2007 period of $26,416,281 (or 98.9%) from the prior period is due to the reasons discussed above.

Comprehensive Loss. Comprehensive loss for the 2007 period was $343,176 compared with a loss of $26,859,000 for the comparable 2006 period.

Liquidity and Capital Resources

As of December 31, 2007, we had $12,812,084 in working capital, of which $864,054 consisted of cash on hand.

We anticipate needing additional liquidity over the next 12 months in order to assist the company in executing its current business plan. We anticipate raising capital through additional private placements of our equity securities, proceeds received from the exercise of outstanding warrants and options, and, if available on satisfactory terms, debt financing.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements.

Capital Expenditure Commitments

As at December 31, 2007, we had no outstanding commitments for capital expenditures.

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

Revenue recognition

We generate revenue through the provision of marketing, information, and transactional services. The Company recognizes revenues from transaction and information services in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” when all of the following conditions exist: persuasive evidence of an arrangement exists in the form of an accepted purchase order; delivery has occurred, based on shipping terms, or services have been rendered; the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and collectability is reasonably assured.

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

Changes in internal control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

On March 22, 2007, we executed subscription agreements with five accredited investors (the “Selling Stockholders”) for the purchase of an aggregate of $1,500,000 of our senior convertible promissory notes (“Notes”) and Class A, Class B, and Class C common stock purchase warrants. At closing, we paid the Selling Stockholders a total of 1,500,000 shares of our common stock as full consideration of all interest due under the Notes. We were unable to complete our registration rights covenants in the agreement with the Selling Stockholders. As a result, we are in default under the terms of such agreement. We are currently in negotiations with the Selling Shareholders in an effort to remedy the situation.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None

Item 6. Exhibits

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTMART, INC.

Date: February 19, 2008	By:	/s/ Ren Huiliang
Ren Huiliang
Chief Executive Officer