Form 10KSB/A
period 2006-03-31
NextMart Inc.
filed 2008-04-02
CIK 1088005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No: 2

FORM 10-KSB/A

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended [ ]

☑	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from October 1, 2005 to March 31, 2006

Commission File Number:000-26347

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

(Title of class)

This Annual Report on Form 10-KSB/A amend and restates in its entirety the Registrant’s Annual Report on Form10-KSB for the fiscal year ended March 31, 2006 as filed with the Securities and Exchange Commission on June 30, 2006.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

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

☐ Yes     No ☑

State Registrant’s revenues for its most recent fiscal year:$402,173

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

     $160,337,106.50

     (1)Based on last trade price on June 16, 2006

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

     103,689,630 common shares issued and outstanding as of June 18, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

Transitional Small Business Disclosure Format (Check one):

     Yes ☐     No ☑

FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

EXPLANATORY NOTE

We filed our Form 10-KSB for the transition period ended March 31, 2006 with the Securities and Exchange Commission on June 30, 2006 (“Form 10-KSB”), and we filed a our first amendment to the Form 10-KSB with the Securities and Exchange Commission on September 5, 2006. This Amendment No 2 to the Form 10-KSB is filed in response to a comment letter received by us from the staff of the Securities and Exchange Commission (“Staff”) dated March 6, 2007.

Except to the extent expressly set forth herein, this amended Form 10-KSB speaks as of the filing date of the original Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by the Staff. Accordingly, this amended Form 10-KSB should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-KSB, including any amendments to those filings.

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

     We maintain and operate our corporate internet website athttp://www.sunnewmedia.net. The information contained in our website is not incorporated by reference into this Report.

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

•

Suizhou Focus Trading Development Co., Ltd. (“SFC”), a PRC company controlled by us by contract and is engaged in marketing, information and technology services to beverage and electronic device distributors. It is 60% owned by Qi Yang, one of our officers and directors and 25% and 15% owned by Bingwei Wu and QuanyiMao, two employees of the Company respectively.

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

The capital investment in these VIEs is funded by the Company and registered as interest-free loans to these PRC employees. As of March 31, 2006, the total amount of interest-free loans to the employee shareholders of the VIEs listed above wasUS$262,500. Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by PRC laws and regulations or to our designees at any time for the amount of outstanding loans, and all voting rights of the VIEs are assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs. Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services.

Employees

     As of March 31, 2006, we had 104 employees. Of our employees, 15 were in management, 26 were in finance, legal &administration, 3 in business development and research & development and 58 in sales and marketing.

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

•	On June 14, 2006, we entered into a Sales & Purchase Agreement (the “Credit 114 Purchase Agreement”)with Sun Media Investment Holdings Ltd. (“SMIH”) to acquire 100% of the outstanding

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

The entire Credit 114 Acquisition will take place over a 90-day period, during which time we will pay SMIH a total ofUS$2.5 million for 100% ownership of the outstanding shares of Credit 114 and the assets described above. The first of four equal payments of US$625,000 has been made within 10-days of signing the Purchase Agreement, with the remaining three payments being made within 30, 60 and 90 days of signing the Credit 114 Purchase Agreement, respectively.

•

On June 8, 2006, we entered into an agreement with Mr. Ren Huiliang (the “Seller”) to purchase 100% of William Brand Administer Limited and its subsidiary, William Textiles Limited, collectively “William Brand”. William Brand is a China-based producer and distributor of women’s luxury apparel. The consideration for the acquisition is to be satisfied in full through the issuance of 4,655,172 shares of our common stock. The Company will issue the shares to the Seller in four installments: the first installment of 1,163,793 shares to be issued within thirty days of the completion of the deal and the remaining shares to be issued in thirds at the end of each of the next three years, subject to William Brand achieving minimum revenue and profit targets in each of the3 years, commencing June 1, 2006. These revenue and profit targets are as follows: revenue of US$15 million in year one, US$17.5 million in year two, and US$20 million in year three, and minimum after-tax profit of US$3 million,US$3.5 million, and US$4 million in years one, two and three, respectively.

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

Pursuant to the terms of the CEAC Agreement, the Sellers will receive an additional 138,066 shares per year for an aggregate of 414,198 shares for the next 3 years if BTGL achieves revenue and net margin targets of US$50 million and a net margin of2% per year.

If the targets are met for the three years, total consideration for the acquisition will be RMB 9 million in cash and554,264 shares.

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

•

On January 27, 2006, we completed the acquisition of China Focus Channel Development Co. Ltd.(“Focus”), pursuant to a Sale and Purchase agreement (the “Focus Purchase Agreement”)dated November 22, 2005 with Yang Qi, Mao Quan Yi and Wu Bing Wei (collectively, the “Sellers”) in exchange for 14,900,000 shares of our common stock. We have based our beverages vertical business on the business of Focus.

The terms of the Focus Purchase Agreement also provide that we must issue an additional 2,000,000 shares of its common stock to the Sellers, if:

a)

the audited net profit after tax (“PAT”) of Suizhou Focus Channel Development Limited(“SFC”), wholly owned subsidiary of Focus, is in excess of $4.5 million for the fiscal year ending December 31, 2006,

b)	the audited PAT of SFC is in excess of $5.0 million for the fiscal year ending December 31, 2007; and

c)	the audited PAT of SFC for the fiscal year ending December 31, 2008 is in excess of $5.5 million.

In the event that the audited PAT is less than the guaranteed amounts for each of the fiscal years, the Sellers shall either make-up the shortfall in cash, or forfeit their rights to receive the shares of our common stock.

Under the terms of the Focus Purchase Agreement, Sellers also agreed to transfer to SFC the business and assets of Hubei Zhengyuan Trade Development Ltd., a separate PRC company (“HZTD”). At closing (January 27, 2006), the parties entered into a supplemental agreement which provided for a 90-day period from closing to effect the transfer of the HZTD business and assets.

On March 31, 2006, SFC and HZTD, entered into a management services agreement (the “New Agreement”)which took effect on April 1, 2006. Under the terms of the New Agreement, HZTD will pay SFC and/or its nominees a management fee equal to 12% of its total cash sales. In addition, the Sellers will guarantee SFC that the management fee payable to SFC arising from this New Agreement shall not be less than RMB4 million (approximately US$500,000) per month, and that the operating costs of SFC including staff costs shall not be more than RMB8 million (approximately US$1 million) per annum subject to an inflationary cost increase of no more than 10% per annum for the duration of the New Agreement.

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

     We expect to face significant competition in our interactive marketing and sales services business, particularly from other companies that seek to provide online marketing services. Our main competitors include Sohu.com, Tom Online, Beijing Mediain China and Next Media Group in Hong Kong. Many of these competitors have significantly greater financial resources than we do. They also have longer operating histories and more experience in attracting and retaining users and managing customers than we do. They may use their experience and resources to compete with us in a variety of ways, including by competing more heavily for users, customers, distributors and networks of third-party websites, investing more heavily in research and development and making acquisitions.

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

Our success depends on the continuing efforts of our senior management team and other key personnel and our business maybe harmed if we lose their services.

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

     As competition in our industry intensifies, it may be more difficult for us to hire, motivate and retain highly skilled personnel. If we do not succeed in attracting additional highly skilled personnel or retaining or motivating our existing personnel, we maybe unable to grow effectively.

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

Risks Related to Our Corporate Structure

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain .If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

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

     As of June 18, 2006, our principal shareholders and their affiliated entities own approximately 64% of our outstanding common stock (which will be reduced to approximately 57% after completion of announced but not yet closed transactions).These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our Common stock. These actions may be taken even if they are opposed by our other shareholders.

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

     As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by SEC has required changes incorporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

     On June 15, 2006, the last reported sale price for our common stock on the OTC Bulletin Board was $4.25. As of June 18,2006, there were 444 shareholders of record of our common stock.

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

     On March 6, 2006, we issued 50,000 shares of Common Stock, a $1,898,000 note convertible into common stock at price of$2.04 per share and warrants for the purchase of an aggregate of 4 million shares of Common Stock at an exercise price of $2.10per share. Each of these issuances was made to one accredited investor pursuant to Regulation D and Section 4(2) of the Act.

During January to March 2006, we issued Common Stock in connection with acquisitions as follows:

•	14,900,000 shares of common stock pursuant to the acquisition of China Focus Channel Development Co., Limited(“Focus”);

•	2,000,000 shares of common stock as finders’ fee for the acquisition of Focus;

•	853,333 shares of common stock pursuant to the acquisition of Telefaith Holdings Limited; and

•	409,207 shares of common stock pursuant to the acquisition of Magzone Asia Pte Ltd.

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

     On June 29, 2006, our wholly owned subsidiary, Sun New Media Holdings Limited entered into an agreement with MIDGET Limited and divest our stake in Compass Multimedia Holdings Limited for a consideration of approximately RMB5.3 million(US$0.67 million). The disposal will not have a material impact on our statement of operations for the financial year commencing April 1, 2006.

Results of Operations

Fiscal Period Ended March 31, 2006

     Except for certain employee and financing related charges, our operating results for the period ended March 31, 2006principally reflect our legacy brokerage business, which has since been divested.

     The operating results did not include any contribution from China Focus Channel Development Co. Ltd. as was originally expected due to the delay in the transfer of the business and assets from Hubei Zhengyuan Trade Development Limited to Suizhou Focus Channel Development Limited. The Focus transaction is discussed in more detail in the section on “Business — Recent Developments.”

     Revenue. Total revenue for the 6-month period ended March 31, 2006 was $402,173, of which 99% were attributable to the legacy on-line brokerage business.

     Expenses. Our total expenses for the 6-month period ended March 31, 2006 were $13,586,576. These include general and administrative expenses of $10,783,946 (of which $9,654,099 relate to stock based employee incentive compensation) and expenses related to our brokerage business of $454,016, convertible notes discount costs of $105,807, and provision for impairment loss in marketable securities of $1,456,221.

     Excluding the expenses relating to our brokerage business and the non-cash expenses associated with incentive compensation, warrants and convertible notes, our total operating expenses would have been $1,916,433. Of this amount approximately $436,000was for legal and professional fees incurred for acquisitions.

     Net Loss. Our net loss for the 6-month period ended March 31, 2006 was $13,146,176 including non-cash expenses of about$11.2 million.

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

Capital Expenditure Commitments

     We had no material capital expenditures for the period ended March 31, 2006. However we expect to invest approximately$250,000 in capital expenditure over the next 12 months.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments(including stock options) based on fair value of the award at the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period).This standard becomes effective for the Company for its first annual or interim period ended on or after December 15, 2005. The Company adopted SFAS 123R for the quarter ended December 31, 2005.

     In May 2005, the FASB issued SFAS No. 154, accounting Changes and Error Corrections, FAS 154, which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Revenue recognition

     The Company’s revenues consisted of brokerage commissions generated by Global American Investments, Inc .Securities transactions and related revenues and expenses are recorded on a trade date basis. Commission revenues are recorded on a settlement date basis. The Company recognizes revenues from transaction and information services in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” when all of the following conditions exist: persuasive evidence of an arrangement exists in the form of an accepted purchase order; delivery has occurred, based on shipping terms, or services have been rendered; the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and collectability is reasonably assured.

Stock-based compensation

     Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), “Share Based Payment,”(“SFAS No. 123(R)”) which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. There were no unvested stock options at the beginning of this reporting period therefore no compensation expense was recognized in the period. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R).

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Sun New Media Inc.

(Formerly known as SE Global Equities Corp.)

We have audited the accompanying balance sheet of Sun New Media Inc (formerly known as SE Global Equities Corp.) (the “Company”) as of September 20, 2005 and the related consolidated statement of operations, changes in stockholders’ equity. and cash flows for the period from June 6, 2005 to September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

29A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sun New Media Inc.

We have audited the accompanying consolidated balance sheet of Sun New Media Inc (the “Company”) as of March 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period from October 1, 2005 to March 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and the results of its operations and its cash flows for the period from October 1, 2005 to March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The Company restated the March 31, 2006 financial statements referred to above to correct an error in accounting for convertible notes with detachable warrants as more fully described in Note 17.

/s/ Bernstein & Pinchuk LLP

New York, New York

June 29, 2006 except for Note 17 as to which the date is August 31, 2006

29B

SUN NEW MEDIA INC.

CONSOLIDATED BALANCE SHEET

As of March 31, 2006 and September 30, 2005

		(Restated)
	Note	As of	As ofSeptember 30,
		March 31,2006	2005[1]
		US$	US$
ASSETS
Current Assets
Cash and bank balances		1,373,715	201,957
Accounts receivable, net of provision for doubtful debts $72,046(2005: Nil)		415,735	6,277
Other receivable, prepayments and deposits	8	466,396	24,859
Inventories		85,346	—
Marketable securities		8,140,377	—
Amounts due from stockholders	9	292,106	150,446
Amounts due from related parties	9	892,699	—

Total current assets		11,666,374	383,539
Investment in associated company		24,987	—
Goodwill and intangible assets	4	61,794,537	—
Plant and equipment	5	2,205,536	5,554
Clearing broker deposit		36,980	36,980

Total Assets		75,728,414	426,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable		987,238	71,204
Other payables and accruals	10	6,928,098	38,526
Amounts due to related parties	9	489,122	—
Factoring loan	11	233,043	—

Total current liabilities		8,637,501	109,730
Minority interest		(101,520)	—
Convertible notes	6	2,816,000	—
Discount on convertible notes	6	(2,570,634)	—
Commitments and Contingencies	12
STOCKHOLDERS’ EQUITY
Common stock; authorized 750,000,000 shares, US$0.01 par value
Preference stock, authorized 250,000,000 shares, US$0.01 par value
84,055,510 (2005: 9,259,370) shares of common stock issued and outstanding, US$0.01 par value		840,555	92,594
14,537,253 (2005: 55,250,000) shares of common stock reserved to be issued, US$0.01 par value		145,372	552,500
Additional paid in capital		79,439,397	5,250
Foreign currency translation adjustments		1,920	—
Deficit		(13,480,177)	(334,001)

Total stockholders’ equity		66,947,067	316,343

Total liabilities and stockholder’s equity		75,728,414	426,073

(1)	Information for the comparative period is not applicable since the Company commenced its operations on June 6, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the periods ended March 31, 2006 and September 30, 2005

		(Restated)
	Note	Period from	Period from
		October 1, 2005	June 6, 2005
		to March 31, 2006	to September 30,2005(1)
		US$	US$
REVENUES		402,173	27,358
Direct costs		245,063	18,723

		157,110	8,635
OPERATING EXPENSES
General and administrative		10,783,946	16,938
Depreciation and amortization		6,767	—
Finders’ fee		—	55,000
Consulting and professional fees		988,772	32,638
Impairment loss on marketable securities		1,456,221	—

Total operating expenses		13,235,706	104,576

Operating loss		(13,078,596)	(95,941)
Interest income		637	—
Amortization of discount on notes		(105,807)	—

Loss from continuing operations before income tax		(13,146,176)	(95,941)
Income tax expenses	7	—	—

Loss from continuing operations		(13,183,776)
Discontinued operations		37,590	—
Net loss		(13,146,176)	(95,941)

Earnings per share:
Weighted average number of shares outstanding
Basic and diluted		72,809,160	15,398,259
Net loss per share of common stock
Basic and diluted		(0.18)	(0.01)

(1)	Information for the comparative period is not applicable since the Company commenced its operations on June 6, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Period from June 6, 2005 to March 31, 2006

			Common shares
			Issued		Reserve and to be issued
			Number		Number		Additional
			of		of		Paid in		Translation
	Note		Shares	Amounts	Shares	Amounts	Capital	Deficit	Adjustment	Total
				US$		US$	US$	US$	US$	US$
Balance, June 6,2005			250,000	250,000	—	—	—	—	—	250,000
Elimination of SNMG shares upon reverse acquisition			(250,000)	(250,000)	—	—	250,000	—	—	—
Consolidation of SNMD shares upon reverse acquisition			18,518,740	185,188	—	—	—	—	—	185,188
Additional paid in capital of SNMD upon reverse acquisition			—	—	—	—	6,269,359	—	—	6,269,359
Accumulated losses of SNMD upon reverse acquisition			—	—	—	—	(6,350,013)	—	—	(6,350,013)
1 for 2 reverse split			(9,259,370)	(92,594)	—	—	92,594	—	—	—
Issuance of stocks for acquisition of SNMG	(i	)	—	—	50,000,000	500,000	(500,000)	—	—	—
Issuance of stocks for finders fees	(i	)	—	—	5,000,000	50,000	5,000	—	—	55,000
Issuance of stocks for management fees	(i	)	—	—	250,000	2,500	250	—	—	2,750
Par value of shares issued for reverse acquisition in excess of the additional paid-in capital			—	—	—	—	238,060	(238,060)	—	—
Net loss for the period			—	—	—	—	—	(95,941)	—	(95,941)

Balance, September 30,2005[1]			9,259,370	92,594	55,250,000	552,500	5,250	(334,001)	—	316,343

(i)	The stocks were reserved as of September 30, 2005 and were issued on October 4, 2005.
(1)	Information for the comparative period is not applicable since the Company commenced its operations on June 6, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Period from June 6, 2005 to March 31, 2006

		Common shares
		Issued		Reserved and to be issued
								Foreign
		Number		Number		Additional		Currency
		of		of		Paid in		Translation
	Note	Shares	Amounts	Shares	Amounts	Capital	Deficit	Adjustment	Total
			US$		US$	US$	US$	US$	US$
Balance, October 1, 2005		9,259,370	92,594	55,250,000	552,500	5,250	(334,001)	—	316,343
Issuance of stocks for acquisition from SNMG		55,250,000	552,500	(55,250,000)	(552,500)	—	—	—	—
Issuance of stocks for stock options exercised		43,000	430	—	—	34,090	—	—	34,520
Issuance of stocks for stock purchase		196,000	1,960	—	—	448,840	—	—	450,800
Issuance of stocks to Barron Partners LLP		100,000	1,000	—	—	203,000	—	—	204,000
Issuance of stocks for acquisition of Focus		14,900,000	149,000	—	—	24,851,013	—	—	25,000,013
Issuance of stocks for finders fee		2,000,000	20,000	—	—	7,780,000	—	—	7,800,000
Issuance of stocks for acquisition of Telefaith		853,333	8,533	—	—	359,396	—	—	367,929
Issuance of stocks for acquisition of Magzone		409,207	4,092	—	—	1,595,910	—	—	1,600,002
Issuance of stocks for employees’ performance incentives		1,044,600	10,446	—	—	3,868,653	—	—	3,879,099
Issuance of stocks for purchase of assets	(ii)	—	—	1,156,303	11,563	4,035,497	—	—	4,047,060
Issuance of stocks for grant of license	(ii)	—	—	6,900,000	69,000	24,081,000	—	—	24,150,000
Issuance of stocks for shares swap	(ii)	—	—	5,042,017	50,420	6,896,178	—	—	6,946,598
Issuance of stocks for acquisition of CSTV	(iii)	—	—	460,526	4,605	556,732	—	—	561,337
Issuance of stocks for acquisition of Lifestyle	(iii)	—	—	978,407	9,784	2,259,490	—	—	2,269,274
Discount on convertible notes and warrants		—	—	—	—	2,676,441	—	—	2,676,441

Capital contribution	—	—	—	—	89,907	—	—	89,907
Expenses incurred on issuance of stocks	—	—	—	—	(302,000)	—	—	(302,000)
Other comprehensive income	—	—	—	—	—	—	1,920	1,920
Net loss for the period	—	—	—	—	—	(13,146,176)	—	(13,146,176)

Balance, March 31, 2006(Restated)	84,055,510	840,555	14,537,253	145,372	79,439,397	(13,480,177)	1,920	66,947,067

(ii)	The stocks were reserved as of March 31, 2006 and were issued on May 9, 2006.

(iii)	The stocks were reserved as of March 31, 2006 and were issued on April 17, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

SUN NEW MEDIA INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the periods ended March 31, 2006 and September 30, 2005

	(Restated)
	October 1, 2005	June 6, 2005 to
	to March 31, 2006	September 30,2005
	US$	US$(1)
Cash flows from operating activities
Net loss for the period	(13,146,176)	(95,941)
Adjustments to reconcile net loss to net cash used in operating activities;
Finders’ fee	—	55,000
Stock-based compensation	9,654,099	—
Depreciation of fixed assets	6,767	—
Amortization of discount on notes	105,807	—
Impairment loss on marketable securities	1,456,221	—
Changes in assets and liabilities:
Accounts receivable	(43,689)	—
Other receivables, deposits and prepayments	(294,642)	—
Due from related parties	(751,166)	—
Due from stockholders	(141,660)	(97,349)
Accounts payable	241,856	1,920
Other payables and accruals	853,701	38,526
Due to related parties	403,628	—

Net cash used in operating activities	(1,655,254)	(97,844)

Cash flows from investing activities
Purchase of fixed assets	(5,680)	—
Cash paid in business combination, net	(403,159)	49,801
Investment in associated company	(24,987)	—

Net cash provided by investing activities	(433,826)	49,801

Cash flows from financing activities
Issuance of common stock	654,800	250,000
Issuance of convertible notes	2,816,000	—
Expenses incurred on issuance of common stock	(20,400)	—
Expenses incurred on issuance of convertible notes	(281,600)
Minority interest, net	89,907	—

Net cash provided by financing activities	3,258,707	250,000

Net effect of exchange rate changes on consolidating subsidiaries	2,131
Net increase in cash and cash equivalents	1,171,758	201,957
Cash and cash equivalents, beginning of the period	201,957	—

Cash and cash equivalents, end of the period	1,373,715	201,957

(1)	Information for the comparative period is not applicable since the Company commenced its operations on June 6, 2005.

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

Sun New Media Inc (formerly known as SE Global Equity Corp, “SE Global”), a Minnesota corporation, and each of its subsidiaries are collectively referred to herein as the “Company” or “SNMD”. On September 12,2005, the stockholders of SE Global approved the Share Purchase Agreement (the “Reverse Acquisition Agreement”) dated as of July 21, 2005, between SE Global and Sun Media Investment Holdings Limited (“Sun Media”) to acquire 100% of the issued and outstanding shares of Sun New Media Group Limited (“SNMG”)(the “Reverse Acquisition Transaction”).

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

Note 2 — Summary of the Company’s significant accounting policies

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities, VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated .Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method. The Company has adopted FASB Interpretation No. 46R consolidation of Variable Interest Entities, FIN 46R, an Interpretation of Accounting Research Bulletin No. 51. FIN 46Rrequires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

•

Shanghai Shengji Technology Co., Ltd (“Shengji”), a PRC company controlled by us by contract, and is engaged in wireless mobile services. It is 40% owned by Hui Yan, 40% owned by Min Lin and 20% owned by KezhouLuan, each employees of the Company.

•

Sun China Media (Beijing) International Advertising Co. Ltd (“SCMIA”), a China company controlled by us by contract and is engaged in advertising business. It is 50% owned by Qiong Zhou, and 50% owned by Yuling Li,non-executive PRC employees of the Company.

The capital investment in these VIEs is funded by the Company and registered as interest-free loans to these PRC employees. As of March 31, 2006, the total amount of interest-free loans to the employee shareholders of the VIEs listed above wasUS$262,500. Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by PRC laws and regulations or to our designees at any time for the amount of outstanding loans, and all voting rights of the VIEs are assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs. Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services.

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

Business combinations

The Company accounts for its business combinations using the purchase method of accounting. This method requires that the acquisition cost to be allocated to the assets and liabilities the Company acquired based on their fair values. The Company makes estimates and judgments in determining the fair value of the acquired assets and liabilities, based on independent appraisal reports for material purchases as well as its experience with similar assets and liabilities in similar industries. If different judgments or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially different. When considering whether an acquired assets group constitutes a business, the Company used the criteria defined by EITF 98-3determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business.

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

Income taxes

The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109. Under this method ,future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

Stock-based compensation

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), “Share Based Payment,”(“SFAS No. 123(R)”) which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. There were no unvested stock options at the beginning of this reporting period therefore no compensation expense was recognized in the period. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R).

As at September 30, 2005 the Company elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”,(“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148. During the period from September 18, 2005 to September 30, 2005, no stock-based employee compensation arrangements have been effected and accordingly no disclosure of pro forma information is required. In accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18,“Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R,“Share-Based Payment”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for its first annual or interim period ended on or after December 15, 2005. The Company adopted SFAS 123R for the quarter ended December 31, 2005.

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

The Company is a recently formed business with a very short history of operating and stock performance. At the time of completion of following acquisitions, all of which involved the issuance of the Company’s common stock, the Company’s common stock was traded on the Over-the-Counter Bulletin Board (OTCBB) with a high volatility in both volume and price during the relevant periods. Management determined that fair value of the common shares issued in these transactions would not be a reliable indicator of the value of acquired assets. Management determined that using the fair market value of the assets as determined by an independent appraisal firm would be the more reliable indicator of value. Therefore management determined that the fair value of the asset (or net assets) acquired is more clearly evident and thus, more reliably measurable when consideration is not in the form of cash.

Share Purchase Agreement between the Company and Lifestyle Magazines Publishing Pte Ltd (“Lifestyle Magazines”)

On March 31, 2006 we completed the acquisition of Lifestyle pursuant to a Sale and Purchase Agreement dated February 14, 2006 (the “Lifestyle Purchase Agreement”) by and between the Company and United Home Limited (“United Home”) and acquired a 100% controlling interest in Lifestyle Magazines. The Company announced the original agreement for the Lifestyle transaction on April 6, 2006. Lifestyle Magazines and its results of its operations have been consolidated into the operations and financial condition of the Company for the fiscal year ended March 31, 2006. The consideration paid by the Company for the acquisition was satisfied through the issuance of 978,406 shares of the Company’s common stock. Incorporated in Singapore, Lifestyle Magazines is one of Southeast Asia’s leading publishers of lifestyle and special interest magazines. It brings to the Company six popular magazine titles: New Man, Home Concepts, Space, Today’s Parents, Se Xiang Wei, and Pregnancy Guide.

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

Share Purchase Agreement between the Company and Magzone Asia Pte Ltd (“Magzone”)

The Company completed the acquisition of Magzone on March 10, 2006 for a consideration of issuance of the Company’s common stock and cash.  The Company announced the original agreement for Magzone transaction on March 16 , 2006 .. Magzone and its results of its operations have been consolidated into the operations and financial condition of the Company for the fiscal year ended March 31, 2006. The consideration paid by the Company for the acquisition was satisfied through US$399,998 and the issuance of 409,207 shares of the Company’s common stock.

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

Share Purchase Agreement between the Company and Telefaith Holdings Limited (“Telefaith”)

On March 2, 2006 we completed the acquisition of Telefaith Holdings Ltd. the parent company of Shengji Information Technology Ltd. in exchange for 853,333 shares of our Common Stock. The Company announced the Telefaith transaction on December 8, 2005. Telefaith and its results of its operations have been consolidated into the operations and financial condition of the Company for the fiscal year ended March 31, 2006.

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

Share Purchase Agreement between the Company and Sun New Media Holdings Limited

On February 15, 2006 we completed the acquisition of Sun New Media Holdings Limited (“SNMH”) according to the terms of agreement with SNMH as originally announced on November 29, 2005. SNMH and its results of its operations have been consolidated into the operations and financial condition of the Company for the fiscal year ended March 31, 2006.  As a result of the acquisition, we  acquired an 85% equity interest in Sun 365 Multimedia Holdings Ltd, a Beijing based television and multimedia production-company; a 51% equity interest in Compass Multimedia Ltd. (HK), the creator and distributor of the Gogosun e-publishing platform and China’s first digital TV Guide and a 30% equity interest in Global Woman Multimedia Co. Ltd., a TV and new media company with various online and offline media assets centered on Ms. Yang Lan, one of China’s leading media personalities. The consideration for this acquisition was US $1.00.

Cash	$1,026
Current assets	1,026
Other assets	80,988
Current liabilities	(85,053)
Retained earnings	3,040

Purchase price	$1

Share Purchase Agreement between the Company and China Focus Channel Development Co. Ltd (“Focus”)

On January 27, 2006, we completed the acquisition of all of the capital stock of China Focus Channel Development Co. Ltd. (“Focus”),pursuant to a Sale and Purchase agreement (the “Focus Purchase Agreement”) dated November 22, 2005 with Yang Qi, Mao Quan Yi and Wu Bing Wei (collectively, the “Sellers”) in exchange for 14,900,000 shares of our common stock. The Company announced the original agreement for the Focus transaction on November 25 , 2005  Focus and its results of its operations have been consolidated into the operations and financial condition of the Company for the fiscal year ended March 31, 2006.] The terms of the Focus Purchase Agreement also provide that the Company will issue an additional 2,000,000 shares of its common stock to the Sellers  if:

a)

the audited net profit after tax (“PAT”) of Suizhou Focus Channel Development Limited (“SFC”),wholly owned subsidiary of Focus, is in excess of $4.5 million for the fiscal year ending December 31, 2006,

b)	the audited PAT of SFC is in excess of $5.0 million for the fiscal year ending December 31, 2007; and
c)	the audited PAT of SFC for the fiscal year ending December 31, 2008 is in excess of $5.5 million.

In the event that the audited PAT is less than the guaranteed amounts for each of the fiscal years, the Sellers shall either make-up the shortfall in cash, or forfeit their rights to receive the shares of the Company’s common stock.

Under the terms of the Focus Purchase Agreement, Sellers also agreed to transfer to SFC the business and assets of Hubei Zhengyuan Trade Development Ltd., a separate PRC company (“HZTD”). At closing (January 27, 2006), the parties entered into a supplemental agreement which provided for a 90-day period from closing to effect the transfer of the HZTD business and assets. HZTD was engaged in the beverage distribution business in Hubei province in China. Focus, through its PRC subsidiary, was engaged in marketing and channel management services to third parties, including HZTD.  At the time of the transaction, the Company desired to increase its concentration in the consumer goods marketing and management, including to the beverage vertical market. The acquisition of Focus, coupled with the acquisition of the HZTD business and assets, was complementary to that business strategy.

On March 31, 2006, SFC and HZTD, entered into a management services agreement (the “New Agreement”) which will take effect from April 1, 2006. Under the terms of the New Agreement, HZTD agreed to pay SFC and/ or its nominees a management fee equal to 12% of its total cash sales. In addition, the Sellers will guarantee SFC that the management fee payable to SFC arising from this New Agreement shall not be less than RMB4 million (approximately US$500,000) per month, and that the operating costs of SFC including staff costs shall not be more than RMB8 million (approximately US$1 million) per annum subject to an inflationary cost increase of no more than 10% per annum for the duration of the New Agreement. Notwithstanding the above, the profit guarantees as provided by the Sellers as per the original Purchase Agreement remained unchanged. As a result of the New Agreement, the total assets acquired by the Company in connection with the Focus Purchase Agreement were the contract rights to receive the 12% management fee from HZTD.

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

The purchase price was allocated as follows:

Cash	$13
Current assets	—
Other assets	—
Current liabilities	—
Goodwill on consolidation	7,800,000
Intangible assets (contract rights)	25,000,000

Purchase price	$32,800,013

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

The Combination was accounted for as a reverse acquisition under U.S. generally accepted accounting principles, with SNMG considered being the acquiring entity even though the Company survives and is the legal parent of SNMG. As a result of the reverse acquisition: (a) the historical financial statements of the Company for periods prior to the Combination are no longer the financial statements of the Company on a going forward basis, and therefore no longer presented; (b) based on the closing date of September 18, 2005, the consolidated financial statements for the fiscal period ended September 30, 2005 include 13 days(September 18 to September 30, 2005) of operating activity for SNMD and it subsidiaries (other than SNMG). As SNMG was incorporated on June 6, 2005, there are no comparative figures to be presented.

These pro forma adjustments reflect the allocation of the assets and liabilities of SNMD of the difference between the purchase consideration and the book value of SNMD.

SNMD’s book value is assumed to be its stockholders’ equity:

US$
Consideration:
Shares of SNMD common stock outstanding as of September 18, 2005	9,259,370
Fair value per share of SNM	0.01108
Fair value of SNMD common stock	102,614
Book value of SNMD prior to Combination
Stockholders’ equity at September 18, 2005	102,614
—

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill from the Company’s acquisitions:

	As of	As of
	March 31,2006	September 30,2005
	US$’000	US$’000
Focus	7,800	—

	7,800	—

The following table summarizes intangible assets:

	As of	As of
	March 31,2006	September 30,2005
	US$’000	US$’000
Service agreements	25,000	—
Magazines mastheads	2,562	—
License	24,452	—
Technology	1,980	—

	53,994	—

The above intangible assets have original estimated useful lives as follow:

Service agreements	30 years
Technology	3 to 10 years

NOTE 5 — PLANT AND EQUIPMENT, NET

Plant and equipment is summarized as follows:

	As of	As of
	March 31, 2006	September 30,2005
	US$	US$
Cost
Motor vehicles	124,303	—
Leasehold building and improvement	1,401,397	—
Furniture, fixtures and equipments	982,650	7,419

	2,508,350	7,419
Accumulated depreciation	(302,814)	(1,865)

	2,205,536	5,554

NOTE 6 — Convertible Notes With Detachable Warrants and Stock Options

Convertible Notes With Detachable Warrants

On December 31, 2005, when the market price of the Company’s stock was $4.09, the Company issued a $918,000convertible note with detachable warrants to Barron Partners, LLP. The note is convertible into the Company’s common stock at $2.04 per share. On March 6, 2006, when the market price of the Company’s stock was $3.93, the Company issued a $1,898,000 convertible note with detachable warrants to Barron Partners, LLP. The note is convertible into the Company’s common stock at $2.04 per share. Under the terms of the notes, the Company agreed to file a registration statement for the shares of common stock underlying the notes within 90 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 180 days of the closing date.

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

Stock Option Plan

2001 Stock Option Plan

Effective October 10, 2001,4 SE Global awarded a total of 2,150,000 non-qualified options at a price of $1.14 post stock split($0.57 pre stock split) under the 2001 Plan to certain employees, officers, directors and consultants of SE Global and certain of its subsidiaries. Of these options, 940,000 were deemed to be a modification of options granted under the original Plan and as such are subject to variable accounting in accordance with the provisions of the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25” (“FIN 44”). As at March 31, 2006, there were no stock options that were subject to variable accounting.

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

The US$302,000 in expenses relate to a 10% finder's fee commission paid to Telperion, Ltd on the Company's debt financing transaction for US$3,020,000 with Barron Partners, LLP.

This transaction occurred in two parts.  On December 31, 2005, the Company entered into an agreement with Barron Partners, LLP, by which the Company issued to Barron's 50,000 new shares of the Company's common stock and convertible notes carrying value of US$918,000 in exchange for US$1,020,000 in cash proceeds.

On March 6, 2005, the Company entered into agreement with Barron Partners, LLP by which the Company issued to Barron's 50,000 new shares of the Company's common stock and convertible notes carrying a value of US$1,898,000 in exchange for US$2,000,000 in cash proceeds.

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

The components of income before income taxes are as follows:

	As of	As of
	March 31, 2006	September 30,2005
	US$	US$
Loss subject to non-China operations	(12,914,275)	(95,941)
Loss subject to China operations	(231,901)	—

Loss before taxes	(13,146,176)	(95,941)
Income taxes subject to China operations	—	—
Effective tax rate for China operations	—	—

China

Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries and VIEs are generally subject to Enterprise Income Taxes, EIT, at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Some of these subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%. In addition, some of the Company’s subsidiaries are Foreign Investment Enterprises and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50%reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50%reduction in the tax rate, commencing the first profitable year. The VIEs are wholly owned by the Company’s employees and controlled by the Company through various contractual agreements. To the extent that these VIEs have undistributed after-tax net income, the Company has to pay taxes on behalf of its employees when dividends are distributed from these local entities in the future. The dividend tax rate is 20%.

The following table sets forth the significant components of the net deferred tax assets for China operation as of March 31, 2006and September 30, 2005.

	As of	As of
	March 31,2006	September 30,2005
	US$	US$
Deferred tax assets:
Net operating loss carry forward	—	—
Allowance for doubtful accounts, accruals and other liabilities	27,280	—
Depreciation	—	—

Total deferred tax assets	27,820	—
Less: Valuation allowance	(27,820)	—

Deferred tax assets	—	—

A reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	As of	As of
	March 31,2006	September 30,2005
Federal Income Tax Rate	34.0%	34.0%
Effect of valuation allowance	(34.0%)	(34.0%)

Effective Income Tax Rate	—	—

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

	As of	As of
	March 31, 2006	September 30,2005
	US$	US$
Income tax at statutory rates	(635,445)	(32,620)
Unrecognized benefits of non-capital losses	635,445	32,620

Total current income taxes	—	—

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are asfollows:

	As of	As of
	March 31, 2006	September 30,2005
	US$	US$
Future income tax assets (liabilities):
Operating losses available for future periods	1,067,509	32,620
Valuation allowance	(1,067,509)	(32,620)

Net future income tax asset (liability)	—	—

The Company has incurred operating losses of approximately $3,144,729, which, if unutilized, will expire through 2020.Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited operating history. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE 8 — OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits are summarized as follow:

	As of	As of
	March 31,2006	September 30,2005
	US$	US$
Other receivables	114,923	—
Staff advances	34,069	—
Deferred expenses	2,063	2,750
Rental deposits	9,111	12,945
Prepaid administrative expenses	306,230	9,164

	466,396	24,859

Deferred expense of $2,062 (2005: $2,750) represents a prepayment for management fees under a management agreement between the Company and Capital Alliance Group Inc. (“CAG”) which lasts for two years effective September 18,2005. As part of the share purchase transaction between the Company and SNMG (the “Transaction”), the Company entered into a management agreement (“Management agreement”) with CAG, a minority shareholder of the Company. Under the Management agreement, CAG provides the Company with advisory services, which include general corporate, administrative, technical and management advisory services as is reasonably considered necessary or advisable by Company to achieve the goals and needs of the Company as determined by the policies and proceedings of management and the Board of Directors and the requirements of the Securities and Exchange Commission. The Company is required to issue 250,000 shares to CAG in return as consideration. The fair value of the Company’s Common Stock as of September 18, 2005 was US$0.01108.

NOTE 9 — MARKETABLE SECURITIES

On April 20, 2006, pursuant to the Sale and Purchase agreement (the “SBN Purchase Agreement”) dated November 21, 2005 between the Company and Sun Business Network Ltd. (“SBN”), the Company acquired exclusive perpetual online publishing rights to certain magazines, a group of property holdings in Beijing and 53,000,000 ordinary common shares of Asia Premium Television Group, Inc. The Company announced the original agreement for the  SBN transaction on November 23 , 2005 .. The consideration paid by the Company for the acquisition will be satisfied through the issuance of  8,056,303 shares of the Company’s common stock. The terms of the SBN Purchase Agreement also provide that the Company will issue an additional 6,900,000 shares of its common stock if the audited net profits after tax of the online publishing business are at least US$2.415 million for the twelve months commencing January 1, 2006. In the event that the audited net profits after tax are less than the targeted amount, SBN shall either deliver to the Company the cash value of the shortfall, or forfeit its rights to receive the additional shares. At the time of entering into the agreement on November 21, 2005, our common stock was traded on OTCBB with limited liquidity and short term trading history, while Asia Premium Television Group. Inc. has been traded on the OTCBB, for a comparably longer time, therefore management determined to use the market value of the securities received the value of acquired assets to measure our consideration (the Company stock) paid.

Our largest shareholder, SMIH owns approximately 11.3% of Sun Business Network Ltd. (“SBN’’), and our Executive Chairman, Dr. Wu, is also the Chairman & Director of SBN. Our Director  & CEO, Mr Ricky Ang owns 4.1% of SBN and is also the Executive Vice-Chairman & Managing Director of SBN.

NOTE 10 — AMOUNTS DUE FROM STOCKHOLDERS AMOUNT DUE FROM/ (TO) RELATED PARTIES

The amounts are non-trade, interest free and with no fixed terms of repayment.

Please refer to note 13 for related parties transactions during the period.

NOTE 11 — OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follow:

	As of	As of
	March 31, 2006	September 30,2005
	US$	US$
Other payables	126,835	8,326
Accrued operating expenses	6,726,887	30,200
Prepayment from customers	74,376	—

	6,928,098	38,526

Included in accrued operating expenses is an accrual of stock-based compensation payable to senior management of $5,775,000(2005: Nil).

NOTE 12 — FACTORING LOAN

This relates to amount which has been obtained from a finance company under a factoring facility. Interest is charged at 1.5%per annum above the prevailing Singapore Inter-Bank offer rate. These loans are secured by a guarantee given by Sun Business Network Ltd, a related party and floating charge over accounts receivables amounting to $233,043.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office premises for its operations in PRC and United States under operating leases. Rental expenses under operating lease for the period ended March 31, 2006 was US$75,390 (2005: US$2,574).

Future minimum rental payments under non-cancelable operating leases are approximately as follows:

	As of	As of
	March 31, 2006	September 30,2005
	US$	US$
2006	174,862	30,965
2007	61,979	29,161

	236,841	60,126

Contingencies

GAI is undergoing a review by the National Association of Security Dealers (NASD) for compliance with NASD Rules applicable to Order Audit Trial System (OATS). While a final determination has yet to be made, it is possible that GAI could be subject to disciplinary action which may entail a penalty.

NOTE 14 — RELATED PARTIES TRANSACTIONS

In October 2005, we issued 50 million shares of our common stock to SMIH in consideration for the outstanding shares of SNMG (the “Reverse Acquisition Transaction’’). Messrs. Bruno Wu and John Zongyang Li are all directors and officers of Sun Media Investment Holdings Limited (“SMIH’’) and were appointed directors and officers of the Company on close of the SNMG Transaction pursuant to the terms of that agreement. In conjunction with the Reverse Acquisition Transaction, Capital Alliance Group (“CAG”) sold to SMIH 500,000 shares of our common stock (prestock split) for an aggregate purchase price of $450,000. In addition, CAG entered into a management agreement with us on close of the Reverse Acquisition Transaction and we issued 250,000 shares of our common stock to CAG as compensation for its performance under this management agreement.

Our largest shareholder, SMIH owns approximately 11.3% of Sun Business Network Ltd. (“SBN’’), and our Executive Chairman, Dr. Wu, is also the Chairman & Director of SBN. Our Director & CEO, Mr Ricky Ang owns 4.1% of SBN and is also the Executive Vice-Chairman & Managing Director of SBN. On November 21, 2005, we entered into two agreements with SBN. Pursuant to the first agreement, we would issue 1,156,303 shares of our common stock in exchange for a group of property holdings in Beijing and 53,000,000 common shares of Asia Premium Television Group, Inc. We will issue up to13,800,000 shares of our common stock, 50% to be issued upon closing and the remaining 50% within 30 days of receipt of the audited accounts of the on-line publishing business purchased from SBN. SNMD also entered into a Shares Swap Agreement with SBN. Under the terms of the Shares Swap Agreement, SBN will issue 150,000,000 SBN shares in exchange for 5,042,017shares of our common stock.

On December 6, 2005, we entered into an agreement with SMIH which provides that we will issue 2,008,929 shares of our common stock in exchange for 75,000,000 ordinary shares of SBN. As a result of the transaction, we will acquire approximately10.15% of the existing issued share capital of SBN. The closing of the transaction subject to certain closing conditions and is expected to close during the first quarter of 2006. We entered into a termination agreement with SMIH on March 31, 2006 with respect to this transaction.

On February 15, 2006, we acquired Sun New Media Holdings Ltd. (“SMH’’) from SMIH. We paid US$1.00to SMIH in exchange for 100% of the outstanding shares of SMH. SMH has a 51% stake in Compass Multi-media Ltd, a 85%stake in Sun 365 Multi-Media Holdings Limited and a 30% stake in Global Woman Multimedia Co Limited.

NOTE 15 — OPERATING RISKS

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

NOTE 17 — SUBSEQUENT EVENTS

•

On June 14, 2006, the Company entered into a Sales & Purchase Agreement with Sun Media Investment Holdings Ltd.(“SMIH”) to acquire 100% of the outstanding shares of Credit Network 114 Limited (“Credit114”). Credit 114 is incorporated in British Virgin Islands and is engaged in the business of data collection and management The Company also signed a supplementary agreement with SMIH to acquire            search engine technology and additional on-line business media content. The transaction is expected to take place over a 90 day period, over which time the Company will pay SMIH a total of US $2.5 million for 100 percent ownership of Credit114 and the assets described above. The first of four equal payments of US $625,000 will be made within 10 days of signing the agreement, the second within 30 days of signing, the third within 60 days and the fourth within 90 days.

•

On June 8, 2006, the Company entered into agreement with Mr. Ren Huiliang (the “Seller”) to purchase100% of William Brand Administer Limited and its subsidiary William Textiles Limited, collectively “William Brand”. William Brand is a China-based producer and distributor of women’s luxury apparel. The consideration for the acquisition is to be satisfied in full through the issuance of 4,655,172 shares of the Company’s common stock. The Company will issue the shares to the Seller in four installments: the first installment of 1,163,793 shares will be issued within thirty days of the completion of the deal; the remaining shares will be issued in thirds at the end of each of the next three years, subject to William Brand’s attainment of revenue and profit guarantees in each year. William Brand must achieve a minimum of US $15 million of revenue in year one, US $17.5 million in year two, and US $20 million in year three. William Brand must also generate minimum after-tax profits of US $3 million, US $3.5 million, and US $4 million in years one, two and three, respectively.

•

On May 23, 2006, the Company signed a strategic cooperative and sales purchase agreement (the “CEAC Agreement”) with China Electronic Appliances Corporation (“CEAC”), a subsidiary of the China Electronics Corporation (“CEC”), and two individuals, Mr. Yong Li and Mr. Mianchun Wang, management designees from CEAC. The CEAC Agreement provides that the Registrant and its subsidiary Focus shall purchase a 49% stake in Beijing Trans Global Logistics (“BTGL”) and its subsidiary from Messrs. Wang and Li and a 31% stake in BTGL from CEAC. As a result, the Company will effectively own 80% of shares of BTGL and will effectively own 64% of the shares in Beijing CEAC Trans Global Logistics. The consideration for the acquisition is to be satisfied by the Company with 9,000,000 RMB in cash and 6.71 million RMB in 139,792 shares of the Company’s common stock. As part of the transaction, CEAC and Mr. Yong Li and Mr. Mianchun Wanghave provided a revenue and profit guarantee to the Company. Assuming BTGL and its subsidiary meet this guarantee in each of the three years following the signing of the agreement, the sellers will receive an additional 139,792 shares of the Company’s common stock per year. Assuming management meets all performance targets, a maximum aggregate of 559,168 shares may be issued in this transaction.

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

Note 18 — Restatement

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

Disclosure regarding the Company’s change of independent registered public accounting firm from Moores RowlandMazars to Grant Thornton Beijing effective April 21, 2006 has been previously reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2006.

Disclosure regarding the Company’s change of independent registered public accounting firm from Dale Matheson Labonteto Moores Rowland Mazars effective September 29, 2005 has been previously reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2005.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth the names of all our directors and executive officers as of June 18, 2006. These persons will serveuntil our next annual meeting of the shareholders or until their successors are elected or appointed and qualified, or their priorresignation or termination.

			Date Position
Name	Age	Position	First Held
Bruno Wu	39	Chairman and Director	Sept. 12,2005
Ricky Gee Hing Ang	55	Chief Executive Officer	Mar. 1, 2006
John Zongyang Li	50	Director	Sept. 12,2005
Kay Koplovitz	60	Vice-Chairman and Director	Sept. 12,2005
Herbert Kloiber	58	Director	Jan. 4, 2006
Yu Bing	40	Director	Jan. 17, 2006
William Adamopoulos	44	Director	May 11,2006
Yang Qi	38	Director	May 11,2006
Mark Newburg	51	Director	May 31,2006
Frank Zhao	46	Chief Financial Officer and Secretary	Mar 1, 2006
Hwee Ling Ng	32	Senior Vice President, Finance	Jan 4, 2006

Dr. Bruno Wu, Chairman and Director.Dr. Bruno Wu is the co-founder and Executive Chairman of Sun Media InvestmentHoldings (“SMIH”), one of the leading private media groups in China. SMIH currently holds investment interests ineleven (11) media related companies in Asia and its portfolio includes thirty-one (31) magazine titles, three (3) newspapers, ten(10) broadcasting television channels, three (3) websites and various equity stakes in internet, multimedia products, education andcollege, sports and racing, and music and entertainment. SMIH currently operates in fifteen (15) cities across nine (9) countriesand regions.

Prior to Sun Media, Dr. Wu was the Chief Operating Officer from June 1998 to February 1999 of ATV, one of the twofree-to-air networks in Hong Kong. From 2001 to 2002, Dr. Wu was also the co-chairman of SINA Corporation, a Chineseinternet media company. Dr. Wu received his Diploma of Studies in French Civilization from the University of Savoie, France in1987, and graduated with a Bachelor of Science in Business Administration-Finance from Culver-Stockton College in Missouriin 1990. He later received his Master of Arts in International Affairs from Washington University, Missouri in 1993, and in 2001,he received his Ph.D. from the International Politics Department of College of Law, Fudan University, Shanghai, China.

Dr. Wu is a member of the international council of Museum of Television and Radio in New York and Los Angeles, and amember of both the International Council and the Foundation of The International Academy of Television Arts and SciencesUSA, the organization that issues the annual International Emmy Award. In 2003, Dr. Wu was appointed as the Chairman of theiEMMYs Festival for a term of two years. Dr. Wu is also a trustee of the Board of Foreign Affairs University of China. InOctober 1998, Dr. Wu received the Super Media Star Award issued by Hong Kong — Macau Distinguished Person’sSociety.

Mr. Ricky Gee Hing Ang, Chief Executive Officer.Mr. Ricky Ang has served as our CEO since March, 2006. Mr. Ang alsoserves as the Executive Vice Chairman & Managing Director of Sun Business Network Limited (“SBN”), acompany he founded in late 1994, and listed on the Singapore Stock Exchange in mid-1998. Mr. Ang has over 30 years ofentrepreneurial business experience. Earlier, Mr. Ang was CEO of HB Media Holdings, a company he founded in 1993. Prior toMedia Holdings, Mr. Ang was Senior Vice President at Times Publishing, Ltd., where he headed its printing division, expandingits printing business worldwide; and managed its manufacturing operations in Malaysia, Hong Kong and the UK. He alsomanaged Times’ Publishing sales offices in New York, San Francisco, London and Sydney. Mr. Ang graduated from theLondon College of Printing.

Mr. John Zongyang Li, Director.Mr. John Li is the Vice-Chairman and Chief Investment Officer of SMIH. Concurrently, healso serves as the Chairman and Chief Executive Officer of Auston International Group Limited, a listed company in Singapore.

Prior to his current positions, Mr. Li served as Executive Director and Group Chief Financial Officer of SBN fromNovember 2004 to July 2005, and as Deputy Chairman and Acting Chairman of Leadership Publishing Group from February 2003to March 2004. Mr. Li also served as the Executive Director and Executive Deputy Chief Executive Officer of Sun Media Groupfrom June 2002 to December 2004. Prior to his service with Sun Media Group, Mr. Li spent ten years with FramlingtonInvestment Management Company Ltd., an investment management company in London, where he served as a Senior FundManager and the Head of the Asia Pacific region. Mr. Li holds a Bachelor degree in Economics from Peking University, and aMaster of Business Administration degree from Middlesex University Business School in London. He is a founding member of the Society of Hong Kong Economy in Beijing.

Kay Koplovitz, Vice-Chairman and Independent Director. Ms. Kay Koplovitz is the Founder of USA Networks, and was thefirst female network president in television history, serving as chairman and CEO from 1977 to 1998. She is the former President of the National Academy of Television Arts & Sciences. She served as the Presidential appointee to chair the National Women’s Business Council from 1998 to 2001, created Springboard Enterprises, a national non-profit organization that matches venture capital and women entrepreneurs in high growth businesses. She also founded Angels4Equity, now called Boldcap Ventures LLC, in 2001, an investment fund. In 1998, she co-founded Koplovitz & Co., LLC, a New York-based media and investment advisory firm, with her husband, William C. Koplovitz, Jr., and currently serves as a principal. Ms. Koplovitz also currently serves on the board of Liz Claiborne, Inc. and Boldcap Ventures LLC.

Dr. Herbert Kloiber, Director.Dr. Kloiber is the Chairman and majority shareholder of Tele-Munchen Gruppe (TMG). Prior to TMG, Dr. Kloiber worked in various capacities at Beta/ Taurus from 1970 — 1976. In 1974, he was named Managing Director of Unitel, the film and television production division. Dr. Kloiber is a member of the Supervisory Board of the Bavarian Film Funding Organization and the Advisory Board of Hypo Vereinsbank, Germany’s second largest bank. He is amember of the Board of Directors of Scandinavian RTL II and ATV.

Mr. Yu Bing, Director .Mr. Yu was previously an Executive Vice President at Lenovo Computers and President of the Lenovo/Asia Info group. Mr. Yu joined Lenovo in 1990 and since 1996 was the principal executive in charge of developing the company’s channel sales distribution network. In 2001, Mr. Yu was appointed to head the newly formed Lenovo ITServices Group. Under Mr. Yu’s guidance, the group grew rapidly to more than 1,000 employees in less than 2 years and earned a coveted position amongst the 5 most powerful IT Services Brands

Mr. William Adamopoulos, Director.Mr. Adamopoulos is currently the President and Publisher of Forbes Asia and has servedas Managing Director of Forbes since 1999. Mr. Adamopoulos has built up the Forbes business and brand across the region— including the establishment of a regional headquarters, an Asian printing operation; the annual Forbes Global CEO Conference, new local language editions and building Forbes Asia circulation to 80,000. Prior to joining Forbes, Mr. Adamopoulos was Publisher and Managing Director of The Asian Wall Street Journal in Hong Kong. He has also held the positions of President of Dow Jones Publishing Company (Asia), President of Dow Jones Printing Company (Asia), Managing Director of Dow Jones Interactive (Asia) and Chairman of the Dow Jones Asia Regional Committee.

Mr Yang Qi, Director. Mr. Yang Qi, founded Focus Channel Development Company Ltd., a leading sales force and channel  management services company that was recently acquired by Sun New Media, and served as its chairman.

Mr. Mark Newburg, Director.Mr. Newburg has been President and Chief Executive Officer of Vending Data Corporation, ad esigner and (China-based) manufacturer of security and productivity enhancing products and services to the gaming industry since 2005. Prior to Vending Data, Mr. Newburg spent 26 years with NCR, beginning as an International Tax Administrator in1981 and ultimately becoming its Vice President, Asia Pacific. During this period, Mr. Newburg concurrently served as Chairman of NCR Japan.

From 1995-1997, Mr. Newburg was Finance Vice President NCR Asia Pacific

Mr Frank Zhao, Chief Financial Officer and Secretary.Mr. Frank Zhao has served as Chief Financial Officer and Secretary of the Company since February 27, 2006. Prior to joining the Company, Mr. Zhao was VP, Finance at Hurray! Holdings Ltd., a Beijing based, wireless entertainment company from August 2005 to February 2006; Controller at FARO Technologies, Inc., a$100 million manufacturer of computer aided laser measurement devices from April 2003 to July 2005; VP, Finance at Resort Reservations Network, an $80 million retail travel company (part ofINTRA WEST company) from October 1996 to November 2002. Mr. Zhao has a Masters in Finance and Accounting from the University of Hartford in Connecticut, a BS in Economics from Beijing University and is a US certified public accountant.

Ms. Hwee Ling Ng, Senior Vice President, Finance. Ms. Hwee Ling Ng has served as Senior Vice President, Finance since March 29, 2006. From January, 2006 until then, she served as our Acting Chief Financial Officer. Since July 2004, Ms. Ng has served, and currently serves, as the Chief Financial Officer of SBN. Ms. Ng previously served as SBN’s Group Financial Controller from September 2003 to July 2004, and as its Chief Accountant from June 2001 to September 2003. Ms. Ng also served as Finance Manager for Zing Asia Pte Ltd, a subsidiary of SBN, from October 1999 to May 2001. Prior to joining SBN, Ms. Ng served as an auditor at an international public accounting firm. Ms. Ng holds a Bachelor of Accountancy from Nanyang Technological University of Singapore and is a member of the Institute of Certified Public Accountants of Singapore.

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

We believe that all Reporting Persons complied with all applicable reporting requirements, except for the late filing of the Form 3filings for Messrs. Bruno Wu, Yucheng Ding, Xiaotao Chen, Chauncey Shey, John Zongyang Li, and Clarence Lo, Ms. Kay Koplovitz and Sun Media Investment Holdings and certain errant Form 4 filings. The Company is putting in place an enhanced compliance program to assist officers and directors with these filings.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers and employees, including our Chief Executive Officer and our Acting Chief Financial Officer. A copy of our code of ethics is filed as an exhibit to this report. We also undertake to provide any person with a copy of our code of ethics free of charge. Investors may request a copy of our code ofethics by calling our investor relations department at +1- 212-626-6744, or by writing to the attention of Chairman of the Board of Directors at 4th Floor, 1120 Avenue of the Americas, New York NY USA.

Item 10. Executive Compensation

Summary of Compensation of Executive Officers

During the period from October 1, 2005 to March 31, 2006, no executive officer of the Company received compensation in excess of $100,000. During this period, no options were exercised by executive officers during the fiscal year.

We entered into a three year employment contract with Frank Zhao, our Chief Financial Officer. Pursuant to the agreement, Mr. Zhao is entitled to employment benefits and annual leave.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan. The following table provides information as of March 31, 2006, concerning shares of our common stock authorized for issuance under our existing equity compensation plans.

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

Unless otherwise indicated, the address for each Beneficial Owner shall be. No. 387 Yongjia Road Shanghai 200031People’s Republic of China.

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner	Beneficial Ownership(1)	Class(1)
Bruno Wu(2)	38,053,145	36.70%
John Zongyang Li(3)	24,924,825	24.04%
Kay Koplovitz	1,000,000	0.96%
Herbert Kloiber(4)	1,000,000	0.96%
Bing Yu	—	—
William Adamopoulos	500,000	0.48%
Yang Qi	8,940,000	8.62%
Mark Newburg	—	—
Ricky Gee Hing Ang(5)	13,248,320	12.78%
Frank Zhao	70,000	0.07%
Hwee Ling Ng	60,000	0.06%
Sun Media Investment Holdings Limited (“SMIH”) P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands	24,774,825	23.89%
Sun Business Network Ltd. (“SBN”) 50 Raffles Place#29-00 Singapore Land Tower Singapore 048623	13,098,320	12.63%
Sun Culture Foundation Limited Room 3503,35/F.,Two International Finance Centre, 8 Finance Street, Central, Hong Kong	10,000,000	9.64%
Directors and Executive Officers as a Group(6)(7)	49,773,145	48.00%

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

(4)

Includes 1,000,000 shares held by Tele-Munchen Fernseh-Gmbh & Co. Our Director, Dr Herbert Kloiber, is also theChairman and majority shareholder of Tele-Munchen Fernseh-Gmbh & Co. Dr. Kloiber disclaims ownership except tothe extent of his pecuniary interest.

(5)

Includes 13,098,320 shares held by SBN. Our Director, Ricky Gee Hing Ang, is also the Executive Vice Chairman &Director of SBN. Mr. Ang disclaims ownership except to the extent of his pecuniary interest.

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

Our largest shareholder, SMIH owns approximately 11.3% of Sun Business Network Ltd. (“SBN’’), and our Executive Chairman, Dr. Wu, is also the Chairman & Director of SBN. Our Director & CEO, Mr Ricky Ang owns 4.1% of SBN and is also the Executive Vice-Chairman & Managing Director of SBN. On November 21, 2005, we entered into two agreements with SBN. Pursuant to the first agreement, we would issue 1,156,303 shares of our common stock in exchange for a group of property holdings in Beijing and 53,000,000 common shares of Asia Premium Television Group, Inc. We will issue up to13,800,000 shares of our common stock, 50% to be issued upon closing and the remaining 50% within 30 days of receipt of the audited accounts of the on-line publishing business purchased from SBN. SNMD also entered into a Shares Swap Agreement with SBN. Under the terms of the Shares Swap Agreement, SBN will issue 150,000,000 SBN shares in exchange for 5,042,017shares of our common stock.

On December 6, 2005, we entered into an agreement with SMIH which provides that we will issue 2,008,929 shares of our common stock in exchange for 75,000,000 ordinary shares of SBN. As a result of the transaction, we will acquire approximately10.15% of the existing issued share capital of SBN. The closing of the transaction subject to certain closing conditions and is expected to close during the first quarter of 2006. We entered into a termination agreement with SMIH on March 31, 2006 with respect to this transaction.

On February 15, 2006, we acquired Sun New Media Holdings Ltd. (“SMH’’) from SMIH. We paid US$1.00to SMIH in exchange for 100% of the outstanding shares of SMH. SMH has a 51% stake in Compass Multi-media Ltd, a 85%stake in Sun 365 Multi-Media Holdings Limited and a 30% stake in Global Woman Multimedia Co Limited.

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

Item 13. Exhibits

Exhibits

Exhibit Number and Exhibit Title

2.1

Share Purchase Agreement dated July 21, 2005 by and between the Registrant and Sun Media InvestmentHoldings Limited to acquire Sun New Media Group Limited (incorporated by reference from our Current Reporton Form 8-K filed on July 22, 2005)

2.2	Share Purchase Agreement dated November 21, 2005 by and between the Registrant and Sun Business

Network Ltd. to acquire a group of property holdings in Beijing and shares of Asia Premium Television Group,Inc.(incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005)

2.3	Share Swap Agreement by and between the Registrant and Sun Business Network Ltd. dated November 21, 2005(incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005)

2.4

Sale and Purchase Agreement by and between the Registrant, Yang Qi, Mao Quan Yi and Wu Bing Wei datedNovember 22, 2005 to acquire China Focus Channel Development (HK) Limited (incorporated by reference fromour Current Report on Form 8-K filed on November 25, 2005)

2.5

Sale and Purchase Agreement by and between the Registrant and Sun Media Investment Holdings Ltd. datedNovember 29, 2005 to acquire Sun New Media Holdings Ltd. (incorporated by reference from our Current Reporton Form 8-K filed on December 1, 2005)

2.6

Sale and Purchase Agreement by and between the Registrant, Yan Hui, Lin Min and Luan Kezhou datedDecember 6, 2005 to acquire Telefaith Holdings Limited (incorporated by reference from our Current Report onForm 8-K filed on December 8, 2005)

2.7

Sale and Purchase Agreement dated December 6, 2005 by and between the Registrant and Sun Media InvestmentHoldings Limited to acquire shares of Sun Business Network Ltd. (incorporated by reference from our CurrentReport on Form 8-K filed on December 8, 2005)

2.8	Stock Purchase Agreement between Sun New Media Inc and Barron Partners LP dated December 31, 2005(incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

2.9	Share Purchase Agreement dated January 4, 2006 to acquire Magzone Asia Pte Ltd (incorporated by referencefrom our Current Report on Form 8-K filed on January 6, 2006)

2.10

Share Purchase Agreement dated February 13, 2006 by and between the Registrant and China EntertainmentSports Limited to acquire China Sport TV Productions Ltd (incorporated by reference from our Current Report onForm 8-K filed on February 17, 2006)

2.11

Share Purchase Agreement dated February 14, 2006 by and between the Registrant and United Home Limited toacquire Lifestyle Magazines Publishing Pte Ltd (incorporated by reference from our Current Report on Form 8-Kfiled on February 17, 2006)

2.12	Stock Purchase Agreement between Sun New Media Inc and Barron Partners LP dated March 6, 2006(incorporated by reference from our Current Report on Form 8-K filed on March 9, 2006)

2.13

Termination Agreement dated March 31, 2006 by and between the Registrant and Sun Media Investment HoldingsLimited relating to the Sale and Purchase Agreement dated December 6, 2005 by and between the Registrant andSun Media Investment Holdings Limited to acquire shares of Sun Business Network Ltd. (incorporated byreference from our Current Report on Form 8-K filed on April 5, 2006)

2.14

Sale and Purchase Agreement dated April 20, 2006 by and between the Registrant and Kingston Capital GroupLimited to divest Global American Investments Inc (incorporated by reference from our Current Report onForm 8-K filed on April 26, 2006)

2.15

Sale and Purchase Agreement dated April 20, 2006 by and between the Registrant and Sun Media InvestmentHoldings Limited to purchase various assets (incorporated by reference from our Current Report on Form 8-Kfiled on April 26, 2006)

2.16

Sales Purchase Agreement dated May 23, 2006 by and between the Registrant, its subsidiary, China FocusChannel Development Co. Ltd (“Focus”) and China Electronic Appliances Corporation(“CEAC”) and two individuals to purchase a 49% stake in Beijing Trans Global Logistics(“BTGL”) and its subsidiary from the two individuals and a 31% stake in BTGL from CEAC(incorporated by reference from our Current Report on Form 8-K filed on May 30, 2006)

2.17

Sale and Purchase Agreement dated June 8, 2006 by and between the Registrant, its subsidiary, Focus, and MrRen Huiliang to acquire William Brand Administer Limited and its subsidiary William Textiles Limited(incorporated by reference from our Current Report on Form 8-K filed on June 14, 2006)

2.18

Sale and Purchase Agreement dated June 14, 2006 by and between the Registrant and Sun Media InvestmentHoldings Limited to acquire Credit Network 114 Limited (incorporated by reference from our Current Report onForm 8-K filed on June 20, 2006)

3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement,filed June 14, 1999)

3.2	Certificate of Amendment to Articles of Incorporation, dated April 11, 2001 (incorporated by reference from ourForm 10-KSB, filed April 1, 2002)

3.3	Certificate of Amendment to Articles of Incorporation, dated September 15, 2005 (incorporated by reference fromour Current Report on Form 8-K filed on September 22, 2005)

3.4	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

4.1

Pooling Agreement by and between dated September 18, 2005 among the Registrant, Fidelity Transfer Company,as Trustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference fromour Current Report on Form 8-K filed on September 22, 2005)

4.2

Supplementary Pooling Agreement dated December 23, 2005 among the Registrant, Fidelity Transfer Company, asTrustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference fromour Current Report on Form 8-K filed December 27, 2005)

4.3

Supplementary Pooling Agreement dated March 15, 2006 among the Registrant, Fidelity Transfer Company, asTrustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference fromour Current Report on Form 8-K filed March 21, 2006)

10.1	Finders Fee Agreement by and between the Registrant and Yu Hiyang and Beckford Finance SA dated July 21,2005 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005)

10.2	Stock Purchase Agreement by and between Capital Alliance and Sun Media dated July 21, 2005 (incorporated byreference from our Current Report on Form 8-K filed on July 22, 2005)

10.3	Management Agreement by and between the Registrant and Capital Alliance dated September 18, 2005(incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

10.4

Share Holding Agreement by between Capital Alliance, SE Global and Sun Media Investment Holdings Ltd.dated September 18, 2005 (incorporated by reference from our Current Report on Form 8-K filed onSeptember 22, 2005)

10.5	Stock Purchase Agreement dated December 31, 2005 by and between Sun New Media Inc. and Barron PartnersLP(incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10KSB filed on June 30, 2006)

21	Subsidiaries of Sun New Media, Inc. (incorporated by reference to our Annual Report on Form 10KSB filed onJune 30, 2006)

23.1	Consent of Moores Rowland Mazars

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title18 of the United States Code

32.2	Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title18 of the United States Code

Item 14. Principal Accountant Fees and Services

During the fiscal years ended March 31, 2006 and September 30, 2005, Bernstein & Pinchuk LLP provided various audit, audit related and non-audit services to us as follows:

	March 31, 2006	September 30,2005
Audit Fees	$120,000	—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

	$120,000	—

Moores Rowland Mazars

During the fiscal years ended March 31, 2006 and September 30, 2005, Moores Rowland Mazars provided various audit, audit related and non-audit services to us as follows:

	March 31, 2006	September 30,2005
Audit Fees	$—	$20,000
Audit-Related Fees	11,000	—
Tax Fees	—	—
All Other Fees	26,625	—

	$37,625	$20,000

Dale Matheson Carr-Hilton Labonte

During the fiscal years ended March 31, 2006 and September 30, 2005, Dale Matheson Carr-Hilton Labonte (“DMCL”) provided various audit, audit related and non-audit services to us as follows:

	March 31, 2006	September 30,2005
Audit Fees	—	$37,950
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

	$—	$37,950

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
Date: April 2, 2008

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Bruno Wu BBrBruno Wu, Chairman Date: April 2, 2008	By:	/s/ Ren Huiliang Ren Huiliang, Chief Executive Officer and Acting Chief Financial Officer Date: April 2, 2008

By:	/s/ Tao Kan Tao Kan, Director Date: April 2, 2008	By:	/s/ Bryan Li Bryan Li, Director Date: April 2, 2008

By:	/s/ Chen Zhaobin Chen Zhaobin, Director Date: April 2, 2008

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
2.1

Share Purchase Agreement dated July 21, 2005 by and between the Registrant and Sun Media InvestmentHoldings Limited to acquire Sun New Media Group Limited (incorporated by reference from our Current Reporton Form 8-K filed on July 22, 2005)

2.2

Share Purchase Agreement dated November 21, 2005 by and between the Registrant and Sun Business NetworkLtd. to acquire a group of property holdings in Beijing and shares of Asia Premium Television Group,Inc.(incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005)

2.3	Share Swap Agreement by and between the Registrant and Sun Business Network Ltd. dated November 21, 2005(incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005)

2.4

Sale and Purchase Agreement by and between the Registrant, Yang Qi, mao Quan Yi and Wu Bing Wei datedNovember 22, 2005 to acquire China Focus Channel Development (HK) Limited (incorporated by reference fromour Current Report on Form 8-K filed on November 25, 2005)

2.5

Sale and Purchase Agreement by and between the Registrant and Sun Media Investment Holdings Ltd. datedNovember 29, 2005 to acquire Sun New Media Holdings Ltd. (incorporated by reference from our CurrentReport on Form 8-K filed on December 1, 2005)

2.6

Sale and Purchase Agreement by and between the Registrant, Yan Hui, Lin Min and Luan Kezhou datedDecember 6, 2005 to acquire Telefaith Holdings Limited (incorporated by reference from our Current Report onForm 8-K filed on December 8, 2005)

2.7

Sale and Purchase Agreement dated December 6, 2005 by and between the Registrant and Sun Media InvestmentHoldings Limited to acquire shares of Sun Business Network Ltd. (incorporated by reference from our CurrentReport on Form 8-K filed on December 8, 2005)

2.8	Stock Purchase Agreement between Sun New Media Inc and Barron Partners LP dated December 31, 2005(incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

2.9	Share Purchase Agreement dated January 4, 2006 to acquire Magzone Asia Pte Ltd (incorporated by referencefrom our Current Report on Form 8-K filed on January 6, 2006)

2.10	Share Purchase Agreement dated February 13, 2006 to acquire China Sport TV Productions Ltd (incorporated byreference from our Current Report on Form 8-K filed on February 17, 2006)

2.11	Share Purchase Agreement dated February 14, 2006 to acquire Lifestyle Magazines Publishing Pte Ltd(incorporated by reference from our Current Report on Form 8-K filed on February 17, 2006)

2.12	Stock Purchase Agreement between Sun New Media Inc and Barron Partners LP dated March 6, 2006(incorporated by reference from our Current Report on Form 8-K filed on March 9, 2006)

2.13

Termination Agreement dated March 31, 2006 relating to the Sale and Purchase Agreement dated December 6,2005 to acquire shares of Sun Business Network Ltd. (incorporated by reference from our Current Report onForm 8-K filed on April 5, 2006)

2.14	Sale and Purchase Agreement dated April 20, 2006 to divest Global American Investments Inc (incorporated byreference from our Current Report on Form 8-K filed on April 26, 2006)

2.15	Sale and Purchase Agreement dated April 20, 2006 to purchase various assets (incorporated by reference fromour Current Report on Form 8-K filed on April 26, 2006)

2.16

Sales Purchase Agreement dated May 23, 2006 to purchase a 49% stake in Beijing Trans Global Logistics(“BTGL”) and its subsidiary from the two individuals and a 31% stake in BTGL (incorporated byreference from our Current Report on Form 8-K filed on May 30, 2006)

2.17

Sale and Purchase Agreement dated June 8, 2006 to acquire William Brand Administer Limited and its subsidiaryWilliam Textiles Limited (incorporated by reference from our Current Report on Form 8-K filed on June 14,2006)

2.18	Sale and Purchase Agreement dated June 14, 2006 to acquire Credit Network 114 Limited (incorporated by referencefrom our Current Report on Form 8-K filed on June 20, 2006)

3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filedJune 14, 1999)

3.2	Certificate of Amendment to Articles of Incorporation, dated April 11, 2001 (incorporated by reference from ourForm 10-KSB, filed April 1, 2002)

3.3	Certificate of Amendment to Articles of Incorporation, dated September 15, 2005 (incorporated by reference fromour Current Report on Form 8-K filed on September 22, 2005)

3.4	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed June 14, 1999)

4.1

Pooling Agreement by and between dated September 18, 2005 among the Registrant, Fidelity Transfer Company, asTrustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from ourCurrent Report on Form 8-K filed on September 22, 2005)

4.2

Supplementary Pooling Agreement dated December 23, 2005 among the Registrant, Fidelity Transfer Company, asTrustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from ourCurrent Report on Form 8-K filed December 27, 2005)

4.3

Supplementary Pooling Agreement dated March 15, 2006 among the Registrant, Fidelity Transfer Company, asTrustee, Sun Media Investment Holdings Ltd. And Capital Alliance Group Inc. (incorporated by reference from ourCurrent Report on Form 8-K filed March 21, 2006)

10.1	Finders Fee Agreement by and between the Registrant and Yu Hiyang and Beckford Finance SA dated July 21, 2005(incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005)

10.2	Stock Purchase Agreement by and between Capital Alliance and Sun Media dated July 21, 2005 (incorporated byreference from our Current Report on Form 8-K filed on July 22, 2005)

10.3	Management Agreement by and between the Registrant and Capital Alliance dated September 18, 2005 (incorporatedby reference from our Current Report on Form 8-K filed on September 22, 2005)

10.4

Share Holding Agreement by between Capital Alliance, SE Global and Sun Media Investment Holdings Ltd. datedSeptember 18, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2005)

10.5	Stock Purchase Agreement dated December 31, 2005 by and between Sun New Media Inc. and Barron PartnersLP(incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10KSB filed on June 30, 2006)

21	Subsidiaries of Sun New Media, Inc. (incorporated by reference to our Annual Report on Form 10KSB filed onJune 30, 2006)

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18of the United States Code

32.2	Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18of the United States Code