Form 10QSB
period 2008-03-31
NextMart Inc.
filed 2008-05-15
CIK 1088005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

87,093,170 common shares issued and outstanding as of  May 13, 2008

Transitional Small Business Disclosure Format (Check one):  ☐ Yes    ☒ No

TABLE OF CONTENTS

PART I
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Controls and Procedures	21
PART II
Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submissions of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits and Reports on Form 8-K	22
SIGNATURES	23
INDEX TO EXHIBITS
EXHIBIT 31.1
EXHIBIT 32.1

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “NXMR” mean NextMart, Inc. and its wholly-owned subsidiaries, including: Sun China Media (Beijing) Technology Co., Ltd., Suizhou Focus Trading Development Co., Ltd., Shanghai Shengji Technology Co., Ltd, Sun China Media (Beijing) International Advertising Co. Ltd, Dragon List Co. Ltd, Sun Trade Media (Beijing) Co. Ltd,   Sun Asia (Beijing) Investments Consultants Ltd, NextMart Technology (Beijing) Co. Ltd, Wuhan Xinda Weiye Trade and Development Co. Ltd, Beijing Trans Global Logistics, Naixiu Exhibition (Beijing) Co. Ltd .

PART I

Item 1. Condensed Consolidated Financial Statements

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED BALANCE SHEETS
	Unaudited	Audited
	March 31, 2008	September 30, 2007
	US$	US$
ASSETS
Current Assets
Cash and cash equivalents	585,442	482,762
Accounts receivable, net of provision for doubtful accounts $32,759	2,698,959	3,464,400
Other current assets	4,489,703	4,373,043
Inventories	49,930	46,618
Marketable securities	3,012,684	4,225,158
Amounts due from stockholders	1,398,135	421,452
Amounts due from related parties	63,914	472,287
	-	-
Total current assets	12,298,767	13,485,720
Goodwill and intangible assets	3,269,606	3,643,781
Long-term deferred assets	1,996,667	2,348,667
Plant and equipment, net	2,669,927	2,713,589
	20,234,967	22,191,757
	-	-
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	243,819	184,756
Other payables and accruals	2,170,391	2,302,035
Amounts due to related parties	548,096	197,255
	-	-
Total current liabilities	2,962,306	2,684,046

Minority interest	1,577,684	1,592,077
Convertible notes	1,500,000	1,500,000
Discount on convertible notes and warrants	(637,937)	(717,679)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued
Common stock; authorized 750,000,000 shares, par value US$0.01;
issued and outstanding, 87,093,170 shares for both periods	870,932	870,932
20,000 shares of common stock reserved to be issued	200	200
Additional paid-in capital	94,978,415	94,978,415
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustment	61,453	47,148
Unrealized Loss	(1,246,105)	-
Deficit	(79,831,981)	(78,763,382)
Total stockholders’ equity	14,832,914	17,133,313
	20,234,967	22,191,757

See notes to consolidated financial statements.

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
	Unaudited		Unaudited
	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	US$	US$	US$	US$
Revenues	1,412,273	1,958,103	2,808,610	5,396,768
Costs of revenue	1,212,818	1,584,567	2,296,248	3,307,385
Gross Margin	199,455	373,536	512,362	2,089,383

Operating Expenses
General and administrative expenses	382,367	1,040,743	613,264	2,177,521
Stock Based Compensation Costs	—	7,542,000	—	7,005,000
Marketing and sales	23,889	41,439	63,580	110,255
Depreciation and amortization	239,016	503,247	474,667	1,019,681
Consulting and professional fees	140,847	315,409	206,388	621,084
Bad debt	—	819,341	—	819,341
Impairment loss on intangible assets	—	8,946,994	—	8,946,994
	786,119	19,209,173	1,357,899	20,699,876
Operating loss before other income (expense), income tax expense, minority interest and discontinued operations	(586,664)	(18,835,637)	(845,537)	(18,610,493)

Other Income (expense)
Interest income	(2,652)	3,169	1,978	18,319
Amortization of discount on notes	(39,871)	—	(79,742)	—
Interest expense	143,000	—	182,000	—
Other income (expenses)	22,687	(1,573,238)	22,687	4,366,597
Net income (expenses) from affiliates	—	29,352	—	(55,432)
	(162,836)	(1,540,717)	(237,077)	4,329,484
Loss before income tax expense, minority interest and discontinued operations	(749,500)	(20,376,354)	(1,082,614)	(14,281,009)
Income tax expense	—	163	378	85,325
Loss before minority interest and discontinued operations	(749,500)	(20,376,517)	(1,082,992)	(14,366,334)

Minority interest	15,230	15,865	14,393	(83,317)
Loss from continuing operations	(734,270)	(20,360,652)	(1,068,599)	(14,449,651)

Loss from discontinued operations	—	(2,476,907)	—	(35,241,718)
NET LOSS	(734,270)	(22,837,559)	(1,068,599)	(49,691,369)
Comprehensive loss – currency translation adjustment	3,667	(1,312)	12,765	4,199
Comprehensive loss	(737,937)	(22,836,247)	(1,081,364)	(49,695,568)

Basic and diluted loss per share:
Continuing operations	(0.01)	(0.22)	(0.01)	(0.16)
Including discontinued operations	(0.00)	(0.24)	(0.00)	(0.53)

Weighted average number of shares outstanding	87,093,170	93,213,214	87,093,170	93,213,214

See notes to consolidated financial statements.

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS	Unaudited
	Six months ended March 31,
	2008	2007
	US$	US$
Cash flows from operating activities
Net loss	(1,068,599)	(49,691,369)
Adjustments to reconcile net loss to net cash used in operating activities;
Depreciation and amortization	474,667	1,019,681
Impairment loss on intangible assets	—	8,946,994
Share of profits from affiliate	—	55,432
Loss on sale of plan and equipment	—	16,830
Gain on disposal of subsidiary company	—	(4,366,597)
Stock-based compensation	—	7,005,000
Expenses incurred on issuance of common stock	—	(874,931)
Provision for doubtful accounts	—	819,341
Consulting services	170,000	360,601
Minority interest	(14,393)	83,317
Interest Expense	261,742	—
Discontinued operation	—	35,410,354

Changes in operating assets and liabilities:
Accounts receivable	765,441	9,889,080
Other current assets	(116,660)	(5,201,439)
Inventories	(3,312)	716,989
Accounts payable	59,063	(1,041,258)
Other payables and accruals	(131,644)	(8,051,877)
Net cash provided by (used in) operating activities	396,305	(4,903,852)

Cash flows from investing activities
Proceeds from sale of plant and equipment	—	1,793
Purchase of plant and equipment	(55,034)	(208,889)
Sale of Marketable Securities	—	1,574,455
Cash (used in)/ acquired in business combination, net	—	(999,910)
Capitalization of intangible assets	—	(128,815)
Increase of due from related parties and stockholders	(568,309)	393,986
Net cash (used in) provided by investing activities	(623,343)	632,620

Cash flows from financing activities
Increase of due to related parties	350,841	3,608,944

Net effect of exchange rate changes on consolidating subsidiaries	(21,123)	(100,718)
Net increase (decrease) in cash and cash equivalents	102,680	(763,006)
Net increase (decrease) in cash from discontinued operations	—	(146,774)
Cash and cash equivalents, beginning of the period	482,762	3,609,729
Cash and cash equivalents, end of the period	585,442	2,699,949

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

Foreign currency transactions

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, since the functional currency of the Company is Renminbi (RMB), the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars (USD). Monetary assets and liabilities are re-measured using the foreign rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the consolidated statement of operations. In 2008, 7.1626 RMB per U.S. USD was the weighted average rate, and 7.0190 RMB per USD at December 31, 2007.

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

Reclassifications

Certain reclassifications have been made to the 2007 financial statements included herein to conform to the 2008 presentation.  The reclassification amounts were mainly comprised of a change between other receivables ,prepayment,deposits and other current assets and long term prepaid expense. These reclassifications had no material effect on the financial position, results of operations, or cash flows of the Company

3            GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill from the Company’s acquisitions:

	Unaudited	Audited
	March 31, 2008	September 30, 2007

Beijing CEAC	180,763	180,763
Impairment loss	(112,977)	(112,977)
	67,786	67,786

The following table summarizes intangible assets:

		Unaudited	Audited
		March 31, 2008	September 30, 2007

	Magazines mastheads	2,562,308	2,562,308
	License	24,452,368	24,452,368
	Non-compete agreements and customer relationship	2,904,709	2,904,709
	Database	2,499,999	2,499,999
	Program rights	1,912,080	1,912,080
	Technology	2,366,703	2,366,703
	Partnership agreement license	1,056,122	1,056,122
		37,754,289	37,754,289
Less:	Accumulated amortization	(2,346,720)	(1,974,268)
	Sold	(3,788,873)	(3,788,873)
	Impairment loss	(28,402,828)	(28,402,828)
	Translation difference	(14,048)	(12,325)
		3,201,820	3,575,995

4.

PLANT AND EQUIPMENT, NET

Plant and equipment is summarized as follows:

	Unaudited	Audited
	March 31, 2008	September 30 2007
	US$	US$
Cost
Motor vehicles	618,687	672,976
Leasehold building and improvement	437,119	352,758
Furniture, fixtures and equipments	579,211	530,420
Buildings	1,619,368	1,619,368
	3,254,385	3,175,522
Accumulated depreciation	(584,458)	(461,933)
	2,669,927	2,713,589

The buildings include a book value of $1.4 million house located in Shanghai, China.

5.

ACCOUNTS RECEIVABLE

The major amounts of account receivable are William Brand’s clients which at March 31, 2008 contribute 63.6% and CEAC’s client which contribute 33.5%. The bad account provision is for the account receivable of CEAC.

6.

OTHER CURRENT ASSETS

Other receivables, prepayments and deposits are summarized as follow:

	Unaudited	Audited
	March 31, 2008	September 30 2007
	US$	US$
Other receivables	1,476,695	1,258,705
Staff advances	24,087	40,201
Prepaid Advances for Purchase	997,239	227,049
Prepaid Acquisition	1,800,000	1,697,730
Rental deposits	1,446	1,346
Prepaid administrative expenses	190,236	1,148,308
	4,489,703	4,373,043

On Janurary 4, 2008, we entered an agreement with Ren Huiliang and Zhou Jiancai for an amendment of the agreement signed on September 28, 2007. The main change is that Ren Huiliang will pay the consideration of the acquisition to Zhou Jiancai as of $1.8 million in cash.

7.           MARKETABLE SECURITY

As of March 31, 2008, the Compnay owned marketable securities of 3,012,684. We hold 1 million shares in Validian Corp (OTC: VLDI), 208,750 shares in Asia Premium Television Group (OTC: ATVG), and 22,633,233 shares in CEC Unet Pte. (AIM: CECU).

On April 29, 2008, the Company entered into an Agreement with Evenstar Master Fund SPC, on behalf of Evenstar Master Sub-Fund I Segregated Portfolio, to lend to Evenstar 10,821,254 ordinary shares of CEC Unet PLC (AIM:CECU) (“the Shares”) currently held by the Company.  The Shares represent 48% of the capital stock held by the Company in CEC Unet PLC.

8.

AMOUNTS DUE FROM/ (TO) STOCKHOLDERS/ RELATED PARTIES

The amounts are non-trade, interest free and with no fixed terms of repayment.

9.            LONG-TERM DEFERRED ASSETS

Long-term deferred expenses represent consulting fee of Professional Offshore Opportunity Fund, Ltd on August 7, 2007, amortized in 10 years based on the agreement and prepaid interest expenses for the convertible notes amortized in 3 years based on the term of the convertible notes issued on March 22, 2007.

10.

OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follow:

	Unaudited	Audited
	March 31, 2008	September 30 2007
	US$	US$
Other payables	1,274,899	1,223,568
Accrued operating expenses	579,056	917,187
Prepayment from customers	316,436	161,280

2,170,391	2,302,035

11.

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

Commencing on the fifteenth month of the notes, we must make a payment of one-twenty first (1/21st) of the principal amount of each note, either in cash or by conversion of such amount into NextMart common shares.  If, on the payment date, the market price for NextMart common shares are equal to or  $1.00 per share, we may make this payment in NextMart common shares at the then existing  conversion rat.  However, if, on the payment date, either (i) the market price for NextMart common shares are less than $1.00 per share or (ii) the Registration Statement covering the common stock underlying the notes and warrants is not effective, then NextMart must make this payment in cash in an amount equal to 135% of the Principal Amount component of the Monthly Amount. As of the date of this report, the Company is required to pay, on each payment date, 135% of the Principal Amount component of the Monthly Amount due to the fact that the Registration Statement has not be declared effective. Subject to certain terms and conditions set forth therein, the notes are redeemable by us at a rate of between 120% to 150% of the outstanding principal amount of the notes plus interest.

The notes were being issued with Class A warrants to purchase up to 1,500,000 shares of NextMart common stock at an exercise price of $1.00 per share and Class B warrants to purchase up to 1,500,000 shares of NextMart common stock at an exercise price of $1.50 per share.  Upon exercise of any Class A or Class B warrant, the respective warrantholder will receive a Class C warrant to purchase that number of shares for which such Class A warrant or Class B warrant is exercised at an exercise price of $2.00 per share.  Accordingly, if the Class A and Class B warrants are exercised in full, we will issue Class C warrants to purchase 3,000,000 shares of NextMart common stock.

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

Stock Purchase Warrants

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

During the fiscal year ended March 31, 2008, warrants for 3,654,023 shares were exercised and the Company received net proceeds of $8.7 million.

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

Overview

Our principal focus is our business-to-business brand and apparel production management business in Shanghai, China. Our goal is to develop China’s largest online shopping community for wholesale distribution and retail shopping in the apparel and ladies’ fashion industry. We have been working toward a smaller organizational structure centered around William Brand, our key ladies’ apparel subsidiary and transactional service provider. In fiscal 2008, we plan to build revenues by leveraging our core competency in apparel fashion, design, apparel production and brand management to launch our private label brand “Peeress” and develop an integrated online-offline direct sales model.

As a result of these initiatives, we expect that our results of operations for future periods will be materially different and that our principal sources of revenue, operating expenses and profits will be derived from our apparel and women’s fashion business

Results of Operations

Three Months Ended March 31, 2008 compared with the Three Months Ended March 31, 2007

Revenue. Our revenue for the three months ended March 31, 2008 was $1.41 million compared with $1.96 million for the comparable three month period in 2007.  The decrease in revenues for the 2008 period of $0.55 million (or 28.1%) from the prior period is attributable to  our shift in business focus to the women’s apparel industry coupled with the negative impact of US economic conditions on our women’s apparel business. Of the total revenue for the 2008 period, 91% were derived from our Transactional Services and the remaining 9% was derived from our Marketing and Information Services. This compares with the 2007 period, wherein 96.7% were derived from our Transactional Services and the remaining 3.3% from our Marketing and Information Services. During the three months ended March 31, 2008, Transactional Services was positively impacted by the contribution of revenue from our business in the electronic components vertical and our women’s apparel business.

Costs of Revenue. Costs of revenue for the three months ended March 31, 2008 were $1.21 million compared with $1.58 million for the comparable three month period in 2007. The decrease of costs for the 2008 period of $0.37 million (or 23.4%) from the prior period is attributable to a reduction in revenues for the 2007 period.  Costs of revenue include women’s apparel cost and service buying cost. During the 2008 period, Transactional Services costs accounted for 93.6% of the total costs or approximately $1.13 million compared with the 2007 period, wherein Transactional Services costs were 95.7% of the total costs or approximately $1.51 million.

Operating Expenses. Total operating expenses for the three months ended March 31, 2008 were $0.79 million compared with $19.21 million for the comparable three month period in 2007. The significant decrease for the 2008 period of  $18.42million (or 95.9%) from the prior period is due mainly to an impairment loss recorded during the 2007 period in the amount of $8.95 million for the intangibles and goodwill and  $7.54 million in stock based compensation, along with a reductions in office overhead, depreciation and amortization, bad debt provision, and consulting and professional fees which occurred during the 2008 period.

Loss from Continuing Operations. Loss from continuing operations for the three months ended March 31, 2008 was $0.73 million compared with a net of loss of $20.36 million for the comparable 2007 period.  The decrease for the 2008 period of $19.63 million (or 96.4%) from the prior period is due to the reasons discussed above.

Comprehensive Loss. Comprehensive loss for the 2008 period was $0.74 million compared with a loss of $22.84 million for the comparable 2007 period.

Six Months Ended March 31, 2008 compared with the Six Months Ended March 31, 2007

Revenue. Our revenue for the six months ended March 31, 2008 was $2.81 million compared with $5.40 million for the comparable six month period in 2007.  The decrease in revenues for the 2008 period of $2.59 million (or 48.0%) from the prior period is attributable to our shift in business focus to the women’s apparel industry coupled with the negative impact of US economic conditions on our women’s apparel business. Of the total revenue for the 2008 period, 93.5% were derived from our Transactional Services and the remaining 6.5% from our Marketing and Information Services. This compares with the 2007 period, wherein 82.8% were derived from our Transactional Services and the remaining 17.2% from our Marketing and Information Services. During the six months ended March 31, 2008, Transactional Services was positively impacted by the contribution of revenue from our business in the electronic components vertical and our increased revenue from our women’s apparel business.

Costs of Revenue. Costs of revenue for the six months ended March 31, 2008 were $2.30 million compared with $3.31 million for the comparable six month period in 2007. The decrease in costs for the 2008 period of $1.01 million (or 30.5%) from the prior period is attributable to a reduction in revenues for the 2008 period.  Costs of revenue include women’s apparel cost and service buying cost. During the 2008 period, Transactional Services costs accounted for 96.4% of the total costs or $2.21 million compared with the 2007 period, wherein Transactional Services costs were 98.0% of the total costs or approximately $3.24 million.

Operating Expenses. Total operating expenses for the six months ended March 31, 2008 were $1.36 million compared with $20.70 million for the comparable six month period in 2007. The significant decrease for the 2008 period of  $19.34 million (or 93.4%) from the prior period is due mainly to an impairment loss recorded during the 2007 period in the amount of $8.95 million for the intangibles and goodwill and approximately $7.00 million in stock based compensation, along with a reductions in office overhead, depreciation and amortization, bad debt provision, and consulting and professional fees which occurred during the 2008 period.

Loss from Continuing Operations. Loss from continuing operations for the six months ended March 31, 2008 was $1.08 million compared with a net of loss of $14.45 million for the comparable 2007 period.  The decrease for the 2008 period of $13.37 million  (or 92.5%) from the prior period is due to the reasons discussed above.

Comprehensive Loss. Comprehensive loss for the 2008 period was $1.08 million compared with a loss of $49.70 million for the comparable 2007 period.

Liquidity and Capital Resources

As of March 31, 2008, we had $9.34 million  in working capital, of which $0.58 million consisted of cash on hand.

We anticipate needing additional liquidity over the next 12 months in order to assist the Company in executing its current business plan. We anticipate raising capital through additional private placements of our equity securities, proceeds received from the exercise of outstanding warrants and options, and, if available on satisfactory terms, debt financing. We can not guarantee that we will be successful in our efforts to enhance our liquidity. Due to the current price of our common stock, any common stock based financing may create significant dilution to the then existing shareholders. In addition, in order to conserve capital and to provide incentives for our employees and service providers, it is conceivable that we may issue stock for services in the future which also may create additional dilution to shareholders.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements.

Capital Expenditure Commitments

As at March 31, 2008, we had no outstanding commitments for capital expenditures.

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

Changes in internal control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEXTMART, INC.

Date: May 15, 2008	By:	/s/ Ren Huiliang
Ren Huiliang
Chief Executive Officer