Form 10QSB
period 2008-06-30
NextMart Inc.
filed 2008-08-19
CIK 1088005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

87,093,170 common shares issued and outstanding as of August 19, 2008

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “NXMR” mean NextMart, Inc. and its wholly-owned subsidiaries, including: Sun China Media (Beijing) Technology Co., Ltd., Shanghai Shengji Technology Co., Ltd, Sun China Media (Beijing) International Advertising Co. Ltd, Dragon List Co. Ltd, Sun Trade Media (Beijing) Co. Ltd,   Sun Asia (Beijing) Investments Consultants Ltd, NextMart Technology (Beijing) Co. Ltd, Wuhan Xinda Weiye Trade and Development Co. Ltd, Beijing Trans Global Logistics, Naixiu Exhibition (Beijing) Co. Ltd.

PART I

Item 1. Condensed Consolidated Financial Statements

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED BALANCE SHEETS
	Unaudited	Audited
	June 30, 2008	September 30, 2007
	US$	US$
ASSETS
Current Assets
Cash and cash equivalents	389,298	482,762
Accounts receivable, net of provision for doubtful debts $32,759	3,086,257	3,464,400
Other current assets	1,654,813	2,675,313
Inventories	51,094	46,618
Marketable securities	1,950,870	4,225,158
Amounts due from stockholders	1,285,607	421,452
Amounts due from related parties	78,366	472,287
	-	-
Total current assets	10,296,305	13,485,720
Goodwill and intangible assets	3,085,103	3,643,781
Deposit for proposed acquisition	1,800,000	1,697,730
Long-term deferred expenses	1,806,667	2,348,667
Plant and equipment, net	1,628,143	2,713,589
	16,816,218	22,191,757
	-	-
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	300,227	184,756
Other payables and accruals	1,719,562	2,302,035
Amounts due to related parties	549,475	197,255
	-	-
Total current liabilities	2,569,264	2,684,046

Minority interest	1,082,474	1,592,077
Convertible notes	1,500,000	1,500,000
Discount on convertible notes and warrants	(661,055)	(717,679)
STOCKHOLDERS’ EQUITY
Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued		-
Common stock; authorized 750,000,000 shares, par value US$0.01;
issued and outstanding, 87,093,170 shares	870,932	870,932
20,000 shares of common stock reserved to be issued	200	200
Additional paid in capital	94,915,192	94,978,415
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	(132,639)	47,148
Unrealized Loss	(2,342,934)	-
Deficit	(80,985,216)	(78,763,382)
Total stockholders’ equity	12,325,535	17,133,313
	16,816,218	22,191,757

 See notes to consolidated financial statements.

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
	Unaudited		Unaudited
	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	US$	US$	US$	US$
Revenues	1,641,441	1,771,055	4,317,964	6,235,813
Costs of revenue	1,284,002	1,388,618	3,501,546	4,624,158
Gross Margin	357,439	382,437	816,418	1,611,655

Operating Expenses
General and administrative expenses	810,279	613,649	1,291,943	1,577,966
Stock Based Compensation Costs	-	-	-	7,005,000
Marketing and sales	29,272	20,640	91,830	44,593
Depreciation and amortization	231,130	516,431	703,705	1,415,956
Consulting and professional fees	182,519	182,553	387,463	728,361
Impairment loss on intangible assets	-	-	-	8,946,994
	1,253,200	1,333,273	2,474,941	19,718,870
Operating loss before other income (expense), income tax expense, minority interest and discontinued operations	(895,761)	(950,836)	(1,658,523)	(18,107,215)

Other Income (expense)
Interest income	1,245	1,175	2,594	18,732
Amortization of discount on notes	(104,871)	(14,457)	(184,613)	(39,000)
Interest expense	(47,000)	(39,000)	(229,000)	(14,457)
Loss on disposal of marketable securities	(376,339)	-	(376,339)	-
Other income	-	(149,503)	-	(1,716,106)
	(526,965)	(201,785)	(787,359)	(1,750,831)
Loss before income tax expense, minority interest and discontinued operations	(1,422,726)	(1,152,621)	(2,445,881)	(19,858,046)

Income tax expense	-	-	(378)	(85,488)
Loss before minority interest and discontinued operations	(1,422,726)	(1,152,621)	(2,446,259)	(19,943,534)

Minority interest	18,208	18,158	32,601	(33,429)
Loss from continuing operations	(1,404,518)	(1,134,463)	(2,413,658)	(19,976,963)

Income from discontinued operations	251,285	(40,978)	191,824	(30,889,847)
NET LOSS	(1,153,233)	(1,175,441)	(2,221,834)	(50,866,810)
Unrealized Loss	1,096,828	-	2,342,934	-
Comprehensive loss – currency translation adjustment	167,023	11,147	179,787	15,346
Comprehensive loss	(2,417,084)	(1,186,588)	(4,744,555)	(50,882,156)
Basic and diluted loss per share:
Continuing operations	(0.02)	(0.01)	(0.03)	(0.22)
Including discontinued operations	(0.01)	(0.01)	(0.03)	(0.57)
Weighted average number of shares outstanding	87,093,170	100,832,949	87,093,170	89,835,483

 See notes to consolidated financial statements.

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS	Unaudited
	Nine months ended June 30,
	2008	2007
	US$	US$
Cash flows from operating activities
Net loss	(2,221,834)	(50,866,810)
Adjustments to reconcile net loss to net cash used in operating activities;	-
Depreciation and amortization	948,318	1,830,014
Impairment loss on intangible assets	-	8,946,994
Share of profits from affiliate	-	55,432
Loss on sale of fixed assets	-	16,830
Loss on sale of marketable securities	376,339	-
Stock-based compensation	-	7,005,000
Expenses incurred on issuance of common stocks	-	(874,931)
Provision for doubtful debts	-	819,341
Minority interest	(32,601)	83,317
Discontinued operation	(191,824)	30,889,847

Changes in operating assets and liabilities:
Accounts receivable	319,555	10,071,541
Other current assets	894,847	(5,334,388)
Inventories	15	716,989
Accounts payable	106,197	(1,219,277)
Other payables and accruals	(708,566)	(7,930,137)
Net cash used in operating activities	(509,554)	(5,790,238)

Cash flows from investing activities
Proceeds from sale of plant and equipment	550,000	1,793
Purchase of plant and equipment	(21,391)	(208,889)
Proceeds from sale of Marketable Securities	-	1,574,455
Cash (used in)/ acquired in business combination, net	-	(999,910)
Purchase of intangible assets	-	(128,815)
(Increase) decrease of Due from stockholders	(826,024)	77,553
Net cash (used in) provided by investing activities	(297,415)	316,187

Cash flows from financing activities
Increase due to related parties	352,220	3,726,056
Decrease from due from related parties	393,921	-
Net cash provided by financing activities	746,141	3,726,056

Net effect of exchange rate changes on consolidating subsidiaries	(20,533)	(35,718)
Net decrease in cash and cash equivalents	(81,361)	(1,783,713)
Net decrease in cash from discontinued operating	(12,103)	(146,772)
Cash and cash equivalents, beginning of the period	482,762	3,609,729
Cash and cash equivalents, end of the period	389,298	1,679,244

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-

See notes to consolidated financial statements.

NEXTMART INC. (f/k/a Sun New Media Inc.)

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We operate mainly in the ladies' apparel industry where we derive the bulk of our revenue by acting as an outsourced brand management and production center for foreign apparel brands through our Shanghai-based apparel subsidiary, William Brand Administer Co. Ltd ("William Brand"). We also possess a portfolio of media and marketing assets that we are leveraging to expand into the online brand management and e-commerce sectors for ladies' apparel products. We have supporting operations in the handheld electronics sector. The Company is divided into two principal divisions: the Transactional Services Division and the Marketing & Information Services Division. The Transactional Services business primarily includes activity from our apparel vertical and electronics components business. The Marketing and Information Services includes the newspaper and magazine business and marketing consulting services. Operation of Marketing & Information Services Division has come to be ceased after we completed the disposal of related subsidiaries.

We continue to explore the restructuring of this main business as indicated in our May 22, 2008 Form 8-K. These plans may include divesting part or all of our existing apparel operations and/or merging the company with a new business that could potentially enhance shareholder's value.  Our proposed restructuring will be subject to raising additional funds, negotiating and formalizing agreements with numerous third parties, certain asset valuations, fairness opinions, and various approvals including, but not limited to, shareholder approval, debt holder approval, auditor approval, and other regulatory approval. We remind investors that even if we are able to meet the various requirements and regulations indicated above, we can not predict when we will commence such restructuring, if any, and if commenced, whether we will be successful with these efforts.

Our current activities are based predominantly in People’s Republic of China (“PRC”). :

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

On June 30, 2008, we entered into an agreement with China Internet Broadcasting Limited, a company incorporated under the laws of the British Virgin Islands, to transfer 100% of our relationship with eight domestic VIEs and six subsidiaries, which are not in active operation.  The eight domestic VIEs are as follow :

  Sun China Media (Beijing) Technology Co., Ltd.

Shanghai Shengji Technology Co., Ltd.

Sun China Media (Beijing) International Advertising Co. Ltd.

Dragon List Co. Ltd.

Sun Trade Media (Beijing) Co. Ltd.

Sun Asia (Beijing) Investments Consultants Ltd.

NextMart Technology (Beijing) Co. Ltd.

Wuhan Xinda Weiye Trade and Development Co. Ltd.

As of June 30, 2008, We have the following significant domestic VIEs:

•                  Beijing Trans Global Logistics, a PRC company affiliated to us by contract and engaged in trading.  It is 80% owned by Qiong Zhou, 10% owned by Yong Li and 10% owned by Mianchun Wang, Qiong Zhou is a non-executive employees of the Company.

●

 Naixiu Exhibition (Beijing) Co. Ltd, a PRC company which operating exhibition that is controlled by us and owned 50% Li Yong and 50% by Wang Jinghchun. Li Yong and Wang Jingchun are non-executive employees of the Company.

The capital investment in these VIEs is funded by the Company and transferred to the VIEs via contractual agreements between the Company (or its non-PRC subsidiary) and the PRC employees who own the VIEs. As of June 30, 2008, the total amount of capital investment that was transferred to the VIEs listed above was US$1,120,000.  Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by PRC laws and regulations or to our designees at any time for the outstanding amount of injected capital investment, and all voting rights of the VIEs are assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs.  Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services.

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

Foreign currency transactions

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, since the functional currency of the Company is Renminbi (RMB), the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars (USD). Monetary assets and liabilities are re-measured using the foreign rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the consolidated statement of operations. In 2008, 6.9582 RMB per U.S. USD was the weighted average rate, and 6.8591 RMB per USD was the rate at June 30, 2008.

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

We have related parties as below:

Sun Media Investment Holdings Ltd which hold our shares.

CEC Unet Plc which we hold shares of CEC Unet Plc.

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

Reclassifications

Certain captions in the accompanying financial statements have been reclassified to conform to current presentation.

3            GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill from the Company’s acquisitions:

	Unaudited	Audited
	June 30, 2008	September 30, 2007
Beijing CEAC	180,763	180,763
Impairment loss	(112,977)	(112,977)
	67,786	67,786

The following table summarizes intangible assets:

		Unaudited	Audited
		June 30, 2008	September 30, 2007
License		24,150,000	24,150,000
Non-compete agreements and customer relationship		2,904,709	2,904,709
Database		2,499,999	2,499,999
Technology		2,366,703	2,366,703
Partnership agreement license		1,056,122	1,056,122
		32,977,533	32,977,533
Less:	Accumulated amortization	(1,425,236)	(849,611)
	Impairment loss	(28,539,901)	(28,539,602)
	Translation difference	4,921	(12,325)
		3,017,317	3,575,995

4.

PLANT AND EQUIPMENT, NET

Plant and equipment is summarized as follows:

	Unaudited	Audited
	June 30, 2008	September 30, 2007

Motor vehicles	60,078	672,976
Leasehold building and improvement	3,843	352,758
Furniture, fixtures and equipments	440,184	530,420
Buildings	1,363,840	1,619,368
	1,867,945	3,175,522
Accumulated depreciation	(239,802)	(461,933)
	1,628,143	2,713,589

The buildings include a book value of $1.4 million house located in Shanghai, China.

On May 19, 2008, we entered into an agreement with Mr. Chen Zengjie to transfer one house, seven automobiles and 134,005 shares of Asia Premium Television Group (OTC: ATVG) , 1,000,000 shares of the Validian Corporation, with a consideration of $550,000 to Mr. Chen Zengjie.

5.

ACCOUNTS RECEIVABLE

At June 30, 2008, the major amounts of account receivable are William Brand’s clients which account for 66.4% of the total, and CEAC’s client which account for 31% of the total. The bad account provision is for the account receivable of CEAC.

6.

OTHER CURRENT ASSETS

Other receivables, prepayments and deposits are summarized as follow:

	Unaudited	Audited
	June 30, 2008	September 30, 2007

Other receivables	380,064	1,258,705
Staff advances	23,939	40,201
Advances for Purchases	1,057,206	227,049
Rental deposits	-	1,346
Prepaid administrative expenses	193,604	1,148,012
	1,654,813	2,675,313

7.

AMOUNTS DUE FROM/ (TO) STOCKHOLDERS/ RELATED PARTIES

The amounts due from and to stockholders and other related parties are non-trade, non interest bearing  and with no fixed terms of repayment.

8.            LONG-TERM DEFERRED EXPENSES

Long-term deferred expenses represent consulting fee of Professional Offshore Opportunity Fund, Ltd on August 7, 2007, which is being amortized over 10 years based on the agreement and prepaid interest expense for the convertible notes amortized in 3 years based on the term of the convertible notes issued on March 22, 2007.

9.

OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follow:

	Unaudited	Audited
	June 30, 2008	September 30, 2007

Other payables	913,535	1,223,568
Accrued operating expenses	406,080	917,187
Prepayment from customers	399,947	161,280
	1,719,562	2,302,035

10.

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

We assessed our derivative liabilities pursuant to EITF BO. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Management has determined that we do not have derivative liabilities as of the filing date of this report.

11. DISCONTINUED OPERATION

On June 30, 2008, we entered into an agreement with China Internet Broadcasting Limited, a company incorporated under the laws of the British Virgin Islands, to transfer 100% of our ownership to eight domestic VIEs and six subsidiaries. The consideration of this deal was $1 in cash.

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

Overview

Our principal focus is our business-to-business brand and apparel production management business in Shanghai, China. Our goal is to develop China’s largest online shopping community for wholesale distribution and retail shopping in the apparel and ladies’ fashion industry. During the last 12 to 16 months,  we have developed a smaller organizational structure centered around William Brand Administer Co., Ltd (“Williams Brand”) , our key ladies’ apparel subsidiary and transactional service provider.  We continue to explore the restructuring of this main business as indicated in our May 22, 2008 Form 8-K. These plans may include divesting part or all of our existing apparel operations and/or merging the company with a new business that could potentially enhance shareholder's value.  As of the date of this report, we continue to be engaged in our above described businesses, and we have not undertaken any formal steps to restructure our business. Our proposed restructuring will be subject to raising additional funds, negotiating and formalizing agreements with numerous third parties, certain asset valuations, fairness opinions, and various approvals including, but not limited to, shareholder approval, debt holder approval, auditor approval, and other regulatory approval. We remind investors that even if we are able to meet the various requirements and regulations indicated above, we can not predict when we will commence such restructuring, if any, and if commenced, whether we will be successful with these efforts.

Our operations are divided into two principal divisions: the Transactional Services division and the Marketing & Information Services division. The Transactional Services division generates revenue mainly through Williams Brand,  our wholly-owned subsidiary in the women’s apparel vertical. William Brand contracts with apparel manufacturers and wholesalers, predominately in the United States, to manage the full apparel design, production and export operations. The Marketing & Information Services division generates revenue through the provision of business information services/products such as digital E-Magazines, sale of advertising, and media consulting services.

Results of Operations

Three Months Ended June 30, 2008 compared with the Three Months Ended June 30, 2007

Revenue. Our revenue for the three months ended June 30, 2008 was $1.64 million compared with $1.78 million for the comparable three month period in 2007.  The decrease in revenues for the 2008 period of $0.14 million (or 7.9%) from the prior period is attributable to  our shift in business focus to the women’s apparel industry coupled with the negative impact of US economic conditions on our women’s apparel business. Of the total revenue for the 2008 period, 100% were derived from our Transactional Services. This compares with the 2007 period, wherein 97.5% were derived from our Transactional Services and the remaining 2.5% from our Marketing and Information Services.

Costs of Revenue. Costs of revenue for the three months ended June 30, 2008 were $1.28 million compared with $1.39 million for the comparable three month period in 2007. The decrease of costs for the 2008 period of $0.11 million (or 7.9%) from the prior period is attributable to a reduction in revenues for the 2007 period.  Costs of revenue include women’s apparel cost and service buying cost. During the 2008 period, Transactional Services costs accounted for 100% of the total costs or approximately $1.28 million compared with the 2007 period, wherein Transactional Services costs were 99.9% of the total costs or approximately $1.39 million.

Operating Expenses. Total operating expenses for the three months ended June 30, 2008 were $1.25 million compared with $1.33 million for the comparable three month period in 2007. The decrease for the 2008 period of $0.08 million (or 6.0%) from the prior period is due mainly to a reductions in depreciation and amortization during the 2008 period.

Loss from Continuing Operations. Loss from continuing operations for the three months ended June 30, 2008 was $1.40 million compared with a net of loss of $1.13 million for the comparable 2007 period.  The increase for the 2008 period of $0.27 million (or 23.9%) from the prior period is due to loss on disposal of marketable securities.

Net Loss.  Net loss for the three months ended June 30, 2008 was $1.16 million compared with a net loss of $1.18 million for the comparable 2007 period.

Comprehensive Loss. Comprehensive loss for the 2008 period was $2.42 million compared with a loss of $1.19 million for the comparable 2007 period.

Nine Months Ended June 30, 2008 compared with the Nine Months Ended June 30, 2007

Revenue. Our revenue for the Nine months ended June 30, 2008 was $4.32 million compared with $6.24 million for the comparable nine month period in 2007.  The decrease in revenues for the 2008 period of $1.92 million (or 30.8%) from the prior period is attributable to our shift in business focus to the women’s apparel industry coupled with the negative impact of US economic conditions on our women’s apparel business. Of the total revenue for the 2008 period, 95.9% were derived from our Transactional Services and the remaining 4.1% from our Marketing and Information Services. This compares with the 2007 period, wherein 79.2% were derived from our Transactional Services and the remaining 20.8% from our Marketing and Information Services.

Costs of Revenue. Costs of revenue for the nine months ended June 30, 2008 were $3.5 million compared with $4.62 million for the comparable nine month period in 2007. The decrease in costs for the 2008 period of $1.12 million (or 24.2%) from the prior period is attributable to a reduction in revenues for the 2008 period.  Costs of revenue include women’s apparel cost and service buying cost. During the 2008 period, Transactional Services costs accounted for 100% of the total costs or $3.5 million compared with the 2007 period, wherein Transactional Services costs were 91% of the total costs or approximately $4.21 million.

Operating Expenses. Total operating expenses for the nine months ended June 30, 2008 were $2.47 million compared with $19.72 million for the comparable nine month period in 2007. The significant decrease for the 2008 period of $17.25 million (or 87.5%) from the prior period is due mainly to an impairment loss recorded during the 2007 period in the amount of $8.95 million for the intangibles and goodwill and approximately $7.01 million in stock based compensation in 2007, along with a reductions in office overhead, depreciation and amortization, bad debt provision, and consulting and professional fees which occurred during the 2008 period.

Loss from Continuing Operations. Loss from continuing operations for the nine months ended June 30, 2008 was $2.41 million compared with a loss of $19.98 million for the comparable 2007 period.  The decrease for the 2008 period of $17.57 million (or 87.9%) from the prior period is due to the reasons discussed above.

Net loss.  Net loss for the nine months ended June 30, 2008 was $2.22 million compared with a net loss of $50,87 million for the comparable 2007 period.  The decrease of $48,65 million (or 95.6%) from the prior period is principally due to the reasons discussed above.

Comprehensive Loss. Comprehensive loss for the 2008 period was $4.74 million compared with a loss of $50.88 million for the comparable 2007 period.

Liquidity and Capital Resources

As of June 30, 2008, we had $7.73 million in working capital, of which $0.39 million consisted of cash on hand.

As indicated in our May 22, 2008 Form 8-K, we are exploring ways to restructure our operations in order to enhance shareholder value and achieve greater operating efficiencies. During the next 12 months, we believe that we will meet our ongoing operational requirements through some combination of the following; improvement of operating results from existing businesses, raising additional debt or equity capital, loans from major shareholders, continued reductions in overhead, and the acquisition of revenue generating assets or business.  As of the date of this report, we do not have formal agreements concerning any of the foregoing, and we can not predict whether we will be successful in our efforts. Our projected capital raising efforts will be through additional private placements of our equity securities, proceeds received from the exercise of outstanding warrants and options, and, if available on satisfactory terms, debt financing. Due to the current price of our common stock, any common stock based financing may create significant dilution to the then existing shareholders. In addition, in order to conserve capital and to provide incentives for our employees and service providers, it is conceivable that we may issue stock for services in the future which also may create additional dilution to shareholders.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements.

Capital Expenditure Commitments

As at June 30, 2008, we had no outstanding commitments for capital expenditures.

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

Changes in internal control over Financial Reporting

There has been no significant change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEXTMART, INC.

Date: August 19, 2008	By:	/s/ Ren Huiliang
Ren Huiliang
Chief Executive Officer