Form 10-K
period 2008-09-30
NextMart Inc.
filed 2009-01-13
CIK 1088005

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2008.

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

[X]    Yes     No  o

[X] Yes     No o

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

 o  Yes   [X]  No

State Registrant’s revenues for its most recent fiscal year: $2,939,932

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

$ 3,610,311 based on closing price of $0.04 on December 31, 2008

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

90,204,734 common shares issued and outstanding as of December 31, 2008.

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

As used in this annual report, the terms “we”, “us”, “our”, and “NXMR” mean NextMart, Inc. and its wholly-owned subsidiaries and VIEs, including: Beijing Trans Global Logistics, Naixiu Exhibition (Beijing) Co. Ltd.

PART I

Item 1. Description of Business

Overview

Our operations are divided into two principal divisions: the Transactional Services division and the Marketing & Information Services division. Our Transactional Services division has been our main business and is located in China. The business entails the wholesale distribution and direct sales enterprise of predominantly women’s fashion apparel. In this regard, in April 2007, we began to operate primarily as an outsourced brand management and production center for foreign apparel brands mainly in the women’s apparel industry through William Brand Administer Co. Ltd., (“William Brand”) our core operating subsidiary. William Brand contracts with apparel manufacturers and wholesalers, predominately in the United States, to manage the full apparel design, production and export operations. This business accounts for approximately 91% of our total revenues for the fiscal year ended September 30, 2008.

The Transactional Services division generates revenue mainly through logistics services provided in the women’s fashion industry. The Marketing & Information Services division generates revenue through the provision of business information services/products such as digital E-Magazines, sale of advertising, and media consulting services.

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

Background

The People's Republic of China ("China") has experienced rapid economic growth over the past decade. China’s central bank estimates that economic growth for 2009 can exceed eight percent, after a number of years of growth exceeding 20 percent.  Furthermore, China’s entry into the World Trade Organization, accompanied by a proliferation of private businesses and an increase in the number of foreign multinational companies in China, has led to increased market liberalization and competition. In this competitive environment, companies in China are increasingly recognizing the need for improved methods of doing business.

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

NextMart’s 2009 Business Strategy

In fiscal 2009 we plan to continue with the development of financial services and venture investment strategy previously announced by us on May 22, 2008 (see our Form 8-K of May 22, 2008). In this regard, we will seek to acquire equity stakes or establish other arrangements in high margin business(es) located in China.  In order to accomplish our strategy, we will attempt to leverage the experience of our affiliates, our available cash albeit limited, and our common stock to acquire business interest(s) in high growth sectors of the Chinese economy. In addition, we may seek to raise funds for such acquisitions or arrangements. As this time, we can not predict the exact combination of efforts required to achieve our strategy. As of the date of this report, we are in the process of formulating our plan, and have not entered into any formal agreements regarding any of the forgoing. It is conceivable that we may enter into merger, share exchange, direct investment, consulting, joint venture, or licensing agreements or a combination thereof, with targeted companies.  If we are required to issue our common stock in connection with our strategy, it is likely that significant dilution will result to existing shareholders. Moreover, as a result of one or more such transactions, a change of control of our company may result due to the issuance of our common stock.

Prior to fiscal year 2008, we had planned to develop an integrated online-offline direct sales platform for the ladies' apparel sector in China. However, our business and business strategy were adversely impacted in a material manner due to the appreciation of the Chinese currency (yuan) against the US dollar(which resulted in US consumers paying higher prices for products manufactured in China), coupled with an already weak US retail market. Accordingly, we were unable to meet our projected operating results and milestones for the periods. The lack of operating results adversely impacted our stock price during the applicable periods. Due to the depressed price of our common stock together with the overall world-wide financial market turmoil, we were unable to raise the necessary funds to support our expansion strategy.  Consequently in May 2008, as indicated above, we determined to change our business focus.

In fiscal year 2009, we plan to aggressively pursue this strategy while seeking to divest the William Brand’s  women apparel business. Our plans to adopt a new business strategy in financial advisory/direct investment will be subject to formal agreements with numerous parties, certain asset valuations, fairness opinions, and various approvals including, but not limited to, shareholder approval, debt holder approval, auditor approval, and other regulatory approval. Moreover, even if it is able to meet the various requirements and regulations indicated above, we can not predict whether we will be successful with our new business initiatives or whether they will generate profitable operations.

NextMart’s Venture Investment Business in 2009

We believe that in the pursuit of our new business strategy in the financial advisory and venture investment business, we can draw on the experience and success of our affiliates in the financial services industry to identify and execute high value business investments in the Chinese market. We intend to initially target investments in bio-medical and clean energy related businesses, both high growth sectors of the Chinese economy. These companies could be either state owned or privately held. The exact nature and extent of our proposed investment in these industries is not know at this time. We expect to receive strong support in its advisory and investment business from both Sun Media Investment Holdings Ltd. (“Sun Media”), our largest shareholder, and Sun Media’s related investment firm, Redrock Capital Group Ltd., a British Virgin Island company located in Beijing (“Redrock”), to source and identify investment opportunities.

Plans for NextMart’s Existing Apparel Business

As mentioned above, in fiscal year 2008 we were unable to advance our proposed development of the women’s apparel business which includes the William Brand operations.  Going forward, we believe that a number of factors will continue to adversely  impact the William Brand business, most notably the overall economic malaise projected for the United States for calendar 2009 and beyond. We also believe that the business in its current form will not generate sufficient value to attract investor interest in our company due to its limited operating margins which have been adversely impacted by the devaluation of the US Dollars compared to the Yuan.  Therefore, during fiscal year 2009, we plan to divest of our William Brand women’s apparel business. As of the date of this report, we have not finalized the manner of such divestiture, however, we are considering the transfer of the William Brand subsidiary to its original owners in exchange for the common stock previously issued to such owners. Any such transaction will be subject to approval of the board of directors, a fairness evaluation, and approval from our existing shareholders and debtholders.  We can not predict whether will be successful in divesting of the William Brand operations.

By divesting of the William Brand Co business and focusing on high value business acquisitions in the bio-medical and/or clean energy sectors, we hope to minimize our capital costs while maximizing shareholder value. We believe that our new 2009 business strategy will allow us to capitalize on the business strengths and competitive advantages of the Chinese market to maximize shareholder value and reestablish our ability to raise funds for our continued business development.

Competition

Presently, a substantial portion of our existing business involves the offline apparel market. In our core apparel market, we face competition from large-scale apparel groups such as Li & Fung, HK Yida Apparel Co. Ltd, PPG Apparel Co. and smaller apparel manufacturers, design centers and distributors that service foreign brand clients. Many of these competitors have longer histories and larger client bases than we do. In the online space, we expect to face competition from B2B and B2C e-commerce providers that sell fashion and apparel products. Some of these competitors may be horizontal service providers such as Alibaba.com, Hui Cong, Taobao.com and Global Sources.  Some others may be apparel specialists such as Li & Fung Online.

In the media and information sector, the main competitors in the industry continue to be state-owned media groups, industry associations, and government agencies. In the private sector, our principal competitor is Hui Cong, an information services and business search company focused on the domestic market. We face indirect competition from Global Sources, a group of business information service companies that are primarily focused on the import-export marketplace.

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

In our proposed new business strategy, we also expect to face competition from other investment type companies located in China and elsewhere, particularly in the United States. These companies seek attractive investment opportunities similar to our proposed strategy.

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

Proprietary Rights

We regard our intellectual property rights, such as copyrights, trademarks, trade secrets, practices and tools, as important to the success of our business. To protect our intellectual property rights, we intend to rely on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, strategic partners, acquisition targets and others. Effective trademark, copyright and trade secret protection may not be available in every country in which we intend to offer our services, and the steps we take to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our intellectual property rights or we may not be able to detect unauthorized use and take appropriate steps to enforce our rights. In addition, other parties may assert infringement claims against us. Such claims, regardless of merit, could result in the expenditure of significant financial and managerial resources. Future patents may limit our ability to use processes covered by such patents or expose us to claims of patent infringement or otherwise require us to obtain related licenses. Such licenses may not be available on acceptable terms. The failure to obtain such licenses on acceptable terms could have a negative effect on our businesses.

Governmental Regulation

All transporting service in China are government-controlled networks. The transporting industry in China operates under a legal regime that consists of the State Council, which is the highest authority of the executive branch of the Chinese central government, and the various ministries and agencies under its leadership. These ministries and agencies mainly include:

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

In compliance with China's foreign investment restrictions on the media industry and other laws and regulations, we conduct all our media services in China via the following significant domestic Variable Interest Entities (“VIEs”):

•                  Beijing Trans Global Logistics, a Chinese company doing 80% of it’s business with us by contract and engaged in trading.  It is 80% owned by Qiong Zhou, 10% owned by Yong Li and 10% owned by Mianchun Wang, Qiong Zhou is a non-executive employees of the Company.

•                  Naixiu Exhibition (Beijing) Co. Ltd, a Chinese company that is controlled by contract with us and owned 50% by Li Yong and 50% by Wang Jinghchun. Li Yong and Wang Jingchun are non-executive employees of the Company.

The capital investment in these VIEs is funded by us and transferred to the VIEs under contractual agreements between us (or our non- Chinese subsidiary) and the Chinese employees who own the VIEs. As of September 30, 2008, the total amount of capital investment that we transferred to the VIEs listed above was US$1,126,638.  Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by Chinese laws and regulations or to our designees at any time for the outstanding amount of injected capital investment, and all voting rights of the VIEs are assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs.  Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services.

Employees

As of September 30, 2008, we had 44 employees. Of our employees, 8 were in management; 19 in finance and legal & administration; 5 in business development and research & development and 12 in sales and marketing.

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

Risks Related to Our Existing Businesses and New Business Strategy

Our short operating history and rapidly evolving business makes it difficult for us to accurately forecast revenues and expenses.

As announced in May 2008 and discussed elsewhere herein, we changed our business strategy and focus towards the financial advisory and investment businesses. We also intend to divest ourselves of the William Brand business and assets. This divestiture of assets and operations contributed significantly to our operations for the 2008 and 2007 fiscal years.  In light of these changes, one should consider the future prospects of our new business endeavors keeping in mind the risks and uncertainties experienced by companies of this nature. These factors should be considered particularly in view of our limited cash resources, and overall market conditions.  As a result, it will be difficult if not impossible for us to predict future revenues and operating expenses with a great deal of certainty. We may not be successful in our future endeavors. Although not exhaustive, some of the other risks and uncertainties of our new business strategy relate to our ability to:

·            source and identify potential investment targets;

·             perform sufficient due diligence on potential targets;

·             reach favorable agreements on potential targets;

·             respond to competitive market conditions;

·             respond to changes in our regulatory environment;

·             manage risks associated with our strategy;

·             maintain effective control of our costs and expenses;

·             raise sufficient capital to sustain and expand our business;

·             attract, retain and motivate qualified personnel; and

·             upgrade technology, if necessary.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

Our strategy of acquiring businesses, assets and technologies may fail.

As part of our new business strategy, we intend to pursue selective strategic acquisitions or other arrangements with businesses, assets and technologies. This strategy involves many uncertainties and risks, including:

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

We have no agreements for our new business endeavors and we have not  established standards for such transactions.

We have no arrangement, agreement or understanding with respect to entering into a transaction with any targeted company or opportunity. We can not provide assurances that we will be successful in identifying and evaluating suitable companies or business opportunities or in concluding a business transaction. Our management has not yet identified any particular business for our evaluation, other than an intent to initially target investments in bio-medical and clean energy related businesses, both high growth sectors of the Chinese economy. There is no assurance that we will be able to negotiate any type of agreement on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business transaction in any form with such business opportunity.

Although we intend to leverage available assets, our assets may be insufficient to attract companies or business opportunities that are successful or poised for success.   Accordingly, we may have no option other than to enter into a variety of agreements with a business having no significant operating history or with operating losses, limited assets, negative net worth or other negative characteristics.

We likely will need additional capital.

We likely will need additional capital in the future. These funds may be required to meet the financing terms of any projected investment or acquisition, and other working capital needs. The timing and amount of its capital requirements will depend on a number of factors, including the terms of any acquisition, our operational results, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders likely will be reduced significantly. The Company cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations will be harmed by such limitations.

Potential results of seeking other investment and  business opportunities.

As a result of our new business strategy, we are seeking to acquire other investment opportunities by a variety of agreements or arrangements or a combination thereof. However, at this time, we have no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company other than an intent to initially target investments in bio-medical and clean energy related businesses, both high growth sectors of the Chinese economy. In the event we make an investment in a third party company or otherwise acquire a business opportunity, a change of control of our company may result. The change of control may occur through the issuance of our common stock to the owners of the acquired company or the company itself which may be significant. Generally, the amount of stock issued in such a transaction may result in significant dilution to existing shareholders. In addition, it is conceivable that the officers and directors of the acquired company may replace part or all of our existing officers and directors.

The Investment Company Act of 1940 creates a situation wherein we would be required to register and could be required to incur substantial additional costs and expenses.

We are presently subject to regulation under the Securities Exchange Act of 1934 Act, and our management believes that we will not be subject to regulation under the Investment Company Act of 1940 with respect to our proposed business strategy, insofar as we do not anticipate engaging in the business of investing or trading in securities.

However, in the event we do engage in one or more business combinations that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have not obtained nor do we intend to seek a formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

With respect to our existing marketing and information service business, we face significant competition and may suffer from a loss of users and customers as a result.

We have faced and continue to face significant competition in our interactive marketing and sales services business, particularly from other companies that seek to provide online marketing services. Our main competitors include Sohu.com, Alibaba.com, Tom Online, Beijing Media in China and Next Media Group in Hong Kong. Many of these competitors have significantly greater financial resources than we do. They also have longer operating histories and more experience in attracting and retaining users and managing customers than we do. They may use their experience and resources to compete with us in a variety of ways, including by competing more heavily for users, customers, distributors and networks of third-party websites, investing more heavily in research and development and making acquisitions.

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

We will be required to invest significant resources in research and development to enhance our marketing and information services and introduce additional high quality services to attract and retain consumers. However, given our limited available capital, it is unlikely that we will be able to invest any resources in this manner, which will have a material adverse impact on this segment of our business. Moreover, if we are unable to anticipate consumer preferences or industry changes, or if we are unable to modify our services on a timely basis, we may lose consumers and customers. Our operating results would also suffer if we can not provide timely innovations in response to the needs of our consumers and customers.

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

Our future success depends heavily upon the continuing services of the members of our senior management team, in particular Dr. Bruno Wu, our chairman. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future.

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

Although we are a Delaware corporation, all of our operations and employees are located in China. As such, there are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with certain of our affiliated Chinese entities. We are considered foreign persons or foreign invested enterprises under Chinese law. As a result, we are subject to Chinese law limitations on foreign ownership of Internet and advertising companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

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

As of September 30, 2008, our principal shareholders and their affiliated entities own approximately 17.08% of our outstanding common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. These actions may be taken even if they are opposed by our other shareholders.

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

Our operations are conducted through contractual arrangements between our wholly owned subsidiaries and operating entities located in China.  As such, we expect to increasingly rely on dividends payments from our subsidiaries who in turn receive their revenues through the affiliated operating entities in China. However, Chinese regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries and affiliated entities in China are also required to set aside a portion of their after-tax profits according to Chinese accounting standards and regulations for certain reserve funds. The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if our subsidiaries or affiliated entities in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If either ourselves or our subsidiaries are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to fund our overhead of our non-Chinese entities or declare dividends on our common stock.

Uncertainties with respect to the Chinese legal system could adversely affect us.

We conduct a substantial and increasing portion of our business through subsidiaries and affiliated entities based in China. Our operations in China are governed by Chinese laws and regulations. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The China legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedent value.

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

Sales of our common stock in the public market or the perception that these sales could occur, could cause the market price of our common stock to decline. As of December 31, 2008, approximately 50,160,579 shares, or 55.6% of our outstanding shares can be freely transferable without restriction or additional registration under the Securities Act of 1933, as amended, or are subject to a pending registration statement. The remaining common stock outstanding as of such date will be available for sale, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act.

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

Our common stock is subject to Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (as defined in Rule 501(c) of the Securities Exchange Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of our common stock.

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

On December 16, 2004, the Financial Accounting Standards Board (“FASB”), issued FASB Statement No. 123(R), Share-Based Payment, which requires a public company to recognize as an expense, the fair value of stock options and other share-based compensation to employees at the first fiscal year that begins on or after June 15, 2005. Currently, we record share-based compensation to the extent that the fair value of the shares on the date of grant exceeds the exercise price of the option. We recognize compensation expense over the related vesting periods. For the periods after December 31, 2005, we could have ongoing accounting charges significantly greater than those we would have recorded under our current method of accounting for share options. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies for a more detailed presentation of accounting for share-based compensation plans.

Item 2. Properties

The majority of our operations are in China, where we have leased offices in Beijing. Our Beijing office consists of 8,740 square feet. The lease extends for a period of two years terminating on July 31, 2008. Our annual rent is $192,569.  We believe that our existing facilities are adequate to meet our current requirements, and that future growth can be accommodated by leasing additional or alternative space.

 Item 3. Legal Proceedings

We are not aware of any pending legal proceedings against us. We may in future be party to litigation arising in the course of our business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

 Item 4. Submissions of Matters to a Vote of Security Holders

None

3

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

	High	Low
Fiscal 2005 (October 1, 2004 to September 30, 2005)
First Quarter	$ 1.90	$ 1.40
Second Quarter	$ 5.10	$ 1.24
Third Quarter	$ 4.88	$ 2.82
Fourth Quarter	$ 4.20	$ 2.84

Fiscal 2006 (October 1, 2005 to March 31, 2006)
First Quarter	$ 4.15	$ 3.00
Second Quarter	$ 4.35	$ 3.60

Fiscal 2007 (April 1, 2006 to March 31, 2007)
First Quarter	$ 6.28	$ 3.61
Second Quarter	$ 4.37	$ 2.68
Third Quarter	$ 2.70	$ 0.66
Fourth Quarter	$ 0.91	$0.47

Fiscal 2007 (April 1, 2007 to September 30, 2007)
First Quarter	$0.48	$0.28
Second Quarter	$0.54	$0.25

Fiscal 2008 (October 1, 2007 to September 30, 2008)
First Quarter	$0.24	$0.12
Second Quarter	$0.14	$0.05
Third Quarter	$0.08	$0.04

Fourth Quarter	$0.06	$0.03
Fiscal 2009 (October 1, 2008 to September 30, 2009)
First Quarter	$0.04	$0.02

The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On December 31, 2008, the last reported sale price for our common stock on the OTC Bulletin Board was $0.04 per share.

As of December 31, 2008, there were 444 record holders of our common stock.

Dividend Policy

     We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans.

For Securities Authorized For Issuance Under Equity Compensation Plans as required under Item 201 of Regulation S-B, please refer to the table in Part III-Item 13.

Recent Sales of Securities

On October 24 2007, we issued a total of 99,996 shares to Barron Partners L.P. (“Barron”) to satisfy a cashless exercise of 100,000 Class D Warrants held by Barron.

On November 20 2007, we issued a total of 3,491,379 shares to our CEO Mr. Huiliang Ren according to the Supplementary Agreement of the Shares Purchase Agreement made by and between the Company and Mr. Ren.

Item 6 Management Discussion and Analysis

Overview

Our operations are divided into two principal divisions: the Transactional Services division and the Marketing & Information Services division. The Transactional Services division generates revenue mainly through logistics services provided in the women’s fashion industry, principally through our subsidiary William Brand. The Marketing & Information Services division generates revenue through the provision of business information services/products such as digital E-Magazines, sale of advertising, and media consulting services. As mentioned below, during fiscal year ended September 30, 2008, Transactional Services division represented 92% of total income and the Marketing & Information Services division represented the balance.

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

Due to our intent to divest the business and assets of William Brand, we have classified the assets attendant to that business as Held for Sale in our Consolidated Audited Balance Sheet as of September 30, 2008 included herein.

Results of Operations

Fiscal Year Ended September 30, 2008 compared with Fiscal Year Ended September 30, 2007

The following discussion reflects our results from operations for the fiscal year ended September 30, 2008 (12 months) compared with the fiscal year ended September 30, 2007 (12 months).  Please note that our Consolidated Statement of Operations do not reflect results for the twelve month period ended September 30, 2007. These results were obtained by (i) deducting the appropriate line item in the statement of operations for six month period ended September 30, 2006 from the similar line item in the statement of operations for the twelve month period ended March 31, 2007, and (ii) adding those results to the appropriate line item in the statement of operations for six month period ended September 30, 2007.

We reported total revenue of $2.9 million for the fiscal year ended September 30, 2008 with a net loss of $8.7 million, or $(0.10) per share outstanding. The results include an impairment loss of $2.27 million for the intangibles relating to certain digital publishing rights and other intangible assets and a loss of marketable securities of $0.43 million, and a loss from operations of business hold for sale of $2.5 million for the fiscal year ended September 30, 2008

Revenue. The Company recognized $2.9 million in revenue for the fiscal year ended September 30, 2008 compared to $1.7 million for the fiscal year ended September 30, 2007. The increase in revenues for fiscal year 2008 of $1.2 million (or 70.6%) from the fiscal year 2007 is attributable to our Transactional Services due to the increased demand for our services. Of the total revenue for the 2008 period, 92% were derived from our Transactional Services and the remaining 8% from our Marketing and Information

Services.  This compares with the 2007 period where 100% of revenues were derived from our Transactional Services.

Costs of Revenue. Cost of revenue for the fiscal year ended September 30, 2008 was $2.4 million compared to $1.1 million for the fiscal year ended September 30, 2007. The increase of costs for fiscal year 2008 of $1.3 million (or 118%) from the fiscal year 2007 is attributable to an increase in revenues for the fiscal year 2008.  Costs of revenue include Transactional Services cost and service buying cost. Of the total cost for the 2008 period, Transactional Services costs accounted for 99.9%, the remaining 0.1% was attributable to the Marketing & Information Services.  For the 2007 period, Transactional Services costs represented 100% of the total costs.

Operating Expenses.  Total operating expenses for the fiscal year ended September 30, 2008 were $6.5 million compared with $47.6 million for the fiscal year ended September 30, 2007. Operating expenses include principally general and administrative, stock based compensation, depreciation and amortization, consulting and professional fees, impairment loss on marketable securities, and impairment loss on intangible assets.  The decrease for the fiscal year 2008 of $41.1 million (or 86.3%) from the fiscal year 2007 is due mainly to an impairment losses recorded for the 2007 fiscal year end period in the amount of $25.3 million for the intangibles and goodwill, stock based compensation, along with reductions in office overhead, depreciation and amortization, and consulting and professional fees which occurred during the 2008 fiscal year end period.

Other Income (Loss). We experienced a loss of $0.94 million during the 2008 year end period, which includes a loss on marketable securities of $0.43 million, interest expense of $0.32 million, and amortization of discount on notes of $0.22 million.  During the 2007 period, we had a loss of $0.9 million, which were impairment losses on convertible notes and interest expenses of $0.8 million.

Loss from continuing operations.  Loss from continuing operations for the fiscal year ended September 30, 2008 was $6.8 million compared with a loss of $47.9 million for the fiscal year ended September 30, 2007. The decrease for the fiscal year 2008 of $41.1 million (or 86%) from the fiscal year 2007 is due to the reasons discussed above.

Income (Loss) from operations of business to hold for sale.  During fiscal 2009, we plan to divest the operation of William Brand Ltd.  In this regard, we have re-classified this business to hold for sale.  For the fiscal year ended September 30, 2008, the Loss from the operation of William Brand Ltd is $2.5 million.  For the fiscal year ended September, 2007, the loss from the operation of William Brand Ltd is $0.4 million.

Income (Loss) from discontinued operations. The income from discontinued operations for the fiscal year ended September 30, 2008 is $0.6 million. The loss from discontinued operations for the fiscal year ended September 30, 2007 is $35 million

Net Loss.  Net loss for the fiscal year ended September 30, 2008 is $8.7 million compared with a loss of $48 million for the fiscal year ended September 30, 2007. The decrease for the fiscal year 2008 of $39.3 million (or 82%) from the fiscal year 2007 is due to the reasons discussed above..

Liquidity and Capital Resources.  As of  September 30, 2008, we had approximately $0.43 million in cash and cash equivalents and $1 million in marketable securities.

Off-Balance Sheet Arrangement

As of September 30, 2008, we do not have any off-balance sheet arrangements.

Capital Expenditure Commitments

We had no material capital expenditures for the period ended September 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not expect the adoption of SFAS No.161 to have a material impact on our financial statements.

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

The capital investment in these VIEs is funded by the Company and transferred to the VIEs via contractual agreements between the Company (or its non-China subsidiary) and the Chinese employees who own the VIEs. As of  September 30, 2008, the total amount of capital investment that was transferred to the VIEs listed above was US$1,126,638.  Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by Chinese laws and regulations or to our designees at any time for the outstanding amount of injected capital investment, and all voting rights of the VIEs are assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs.  Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services.

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

Foreign currency transactions

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” since the functional currency of the Company is Renminbi, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the consolidated statement of operations.  In 2008, 7.0927RMB per USD was the weighted average rate, and 6.8183 RMB per USD was the rate at September 30, 2008.

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

Item 7. Financial Statements

Financial Statements

NextMart, Inc.

Consolidated Financial Statements

Period from October 1, 2007 to September 30, 2008

(Expressed In United States Dollars)

Table of Contents

>Report of Independent Registered Public Accounting Firm	29
>Consolidated Balance Sheet	30
>Consolidated Statement of Operations	31
>Consolidated Statement of Changes in Stockholders’ Equity	32
>Consolidated Statement of Cash Flows	34
>Notes to Consolidated Financial Statements	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NextMart Inc.

We have audited the accompanying consolidated balance sheet of NextMart Inc (the “Company”) as of September 30, 2008 and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk, LLP

New York, New York

January 13, 2009

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED BALANCE SHEETS
	September 30,
	2008	2007
	US$	US$
ASSETS
Current Assets
Cash and cash equivalents	433,702	206,142
Accounts receivable, net of provision for doubtful debts $33,723	913,042	1,125,772
Other current assets	367,606	2,556,067
Inventories	-	46,618
Marketable securities	1,018,554	4,225,158
Amounts due from stockholders	946,890	421,452
Amounts due from related parties	-	472,287
Current assets of discontinued operations	-	329,050
Assets held for sale	4,090,043	6,746,443

Total current assets	7,769,837	16,128,989
Goodwill and intangible assets	205,685	2,796,575
Deferred charges	1,816,667	2,348,667
Other long-term assets	1,731,401	-
Assets of discontinued operations	-	459,589
Plant and equipment, net	293,869	929,939
	11,817,459	22,663,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	222,312	655,624
Other payables and accruals	2,360,990	1,744,163
Amounts due to related parties	599,197	197,255
Amounts due to stockholders	429,571	-
Current liabilities of discontinued operations	-	932,379
Liabilities held for sale	16,067	158,296
		-
Total current liabilities	3,628,137	3,687,717

Minority interest	909,398	1,060,408
Convertible notes	1,500,000	1,500,000
Discount on convertible notes and warrants	(500,379)	(717,679)
STOCKHOLDERS’ EQUITY
Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued	-	-
Common stock; authorized 750,000,000 shares, par value US$0.01;
issued and outstanding, 90,257,763 shares (2008) and 87,093,170 shares (2007)	902,047	870,932

Reserved to be issued, 53,029 shares (2008) and 20,000 shares (2007)	530	200
Additional paid in capital	95,337,626	94,978,414
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	(304,504)	47,149
Unrealized Loss	(2,161,519)	-
Accumulated deficit	(87,493,877)	(78,763,382)
Total stockholders’ equity	6,280,303	17,133,313
	11,817,459	22,663,759

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
	Audited	Audited	Unaudited	Audited
	Year Ended September 30,	Six Months Ended September 30,	Six Months Ended September 30,	Year Ended March 31,
	2008	2007	2006	2007
	US$	US$	US$	US$
Revenues	2,939,932	530,373	-	1,170,987
Costs of revenue	2,403,546	367,981	-	725,998
Gross Margin	536,386	162,392	-	444,989

Operating Expenses
General and administrative expenses	1,822,951	1,608,181	1,352,637	2,340,363
Stock Based Compensation Costs	453,879	-	(3,810,550)	3,194,450
Marketing and sales	123,161	48,814	-	35,162
Depreciation and amortization	490,119	719,060	654,330	887,004
Consulting and professional fees	595,399	462,078	924,011	1,473,793
Provision for doubtful debts	759,553	32,132	-	-
Impairment loss on Marketable Securities	-	10,659,375	-	-
Impairment loss on intangible assets	2,269,589	16,369,092	-	8,946,994
	6,514,651	29,898,732	(879,572)	16,877,766
Operating income (loss) before other income (expense), income tax expense, minority interest and discontinued operations	(5,978,265)	(29,736,340)	879,572	(16,432,777)

Other Income (expense)
Interest income	1,937	6,772	22,734	-
Amortization of discount on

convertible notes	(222,473)	(74,833)	(2,570,634)	(2,570,634)
Interest expense	(318,000)	(78,000)	(76,911)	36,744
Other income (expense)	87,500	248,958	4,412,046	3,369,141
Impairment loss on convertible notes	(57,816)	(62,989)	-	-
Gain (loss) on marketable securities	(429,009)	-	-	-
	(937,861)	39,908	1,787,235	835,251
Income (loss) from continuing operations before income tax expense and minority interest	(6,916,126)	(29,696,432)	2,666,807	(15,597,526)

Income tax expense	3,362	-	-	89,387
Income (loss) from continuing operations before minority interest	(6,919,488)	(29,696,432)	2,666,807	(15,686,913)

Minority interest	151,009	(89,091)	86,914	35,295
Income (loss) from continuing operations	(6,768,479)	(29,785,523)	2,753,721	(15,651,618)

Loss from discontinued operations
Income (loss) from operations of entities held for sale	(2,514,170)	(731,246)	773,596	1,068,372
Income (loss) from discontinued operations	552,154	(3,323,446)	14,742,871	(16,859,744)
NET INCOME (LOSS)	(8,730,495)	(33,840,215)	18,270,188	(31,442,990)

Other comprehensive income (loss)	(1,809,866)	(23,884)	(17,605)	(4,600,523)
Comprehensive income (loss)	(10,540,361)	(33,864,099)	18,252,583	(36,043,513)

Basic net income (loss) per share from

continuing operation	(0.08)	(0.34)	0.03	(0.16)
Shares used in computing basic loss per share	89,986,872	87,113,203	102,922,000	100,416,024
Diluted net income (loss) per share from continuing operation	(0.08)	(0.34)	0.03	(0.16)
Shares used in computing diluted loss per share	89,986,872	87,113,203	105,807,000	100,157,061
Basic net income (loss) per share from discontinued operations and entities held for sale	(0.02)	(0.05)	0.15	(0.16)
Diluted net income (loss) per share from discontinued operations and entities held for sale	(0.02)	(0.05)	0.15	(0.16)

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the year ended September 30, 2008
	Common Shares				Additional		Foreign	Unrealized loss
							currency

	Issued		Reserved & to be issued		paid in		translation	on marketable
	No. of shares	Amounts	No. of shares	Amounts	capital	Deficit	adjustments	securities	Total
		US$		US$	US$	US$	US$	US$	US$

Balance - March 31, 2007	93,193,184	931,931	20,000	200	104,107,979	(44,923,167)	(87,824)	(4,510,778)	55,518,341
Issuance of stocks for warrants exercised	599,986	6,001			(6,001)				-
Issuance of warrants detached to convertible notes									-
Collection of stocks from shareholders	(13,600,000)	(136,000)			(9,367,530)				(9,503,530)
Contribution of agreement of related parties deal					312,966				312,966
Issuance of specific agreement	6,900,000	69,000			(69,000)				-
Net loss for the period						(33,840,215)			(33,840,215)
Translation loss							134,973		134,973
Unrealized loss on marketable securities								4,510,778	4,510,778

Balance - September 30, 2007	87,093,170	870,932	20,000	200	94,978,414	(78,763,382)	47,149	-	17,133,313
Issuance of stocks for warrants exercised	99,996	1,000			(1,000)				-
Stock based compensation	3,491,379	34,914			418,965				453,879

Cancelled shares	(479,843)	(4,799)			4,799				-
Disposal of subsidiaries					(63,222)				(63,222)
Issuance of stocks reserved			33,029	330	(330)				-
Net loss for the period						(8,730,495)			(8,730,495)
Translation loss							(351,653)		(351,653)
Unrealized loss on marketable securities								(2,161,519)	(2,161,519)

Balance - September 30, 2008	90,204,702	902,047	53,029	530	95,337,626	(87,493,877)	(304,504)	(2,161,519)	6,280,303

9

NEXTMART INC. (f/k/a Sun New Media Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS	Audited	Audited	Unaudited	Audited
	October 1, 2007	April 1, 2007	April 1, 2006	April 1, 2006
	to September 30, 2008	to September 30, 2007	to September 30, 2006	to March 31, 2007
	US$	US$	US$	US$
Cash flows from operating activities
Net income (loss) for the period	(8,730,495)	(33,840,215)	18,270,188	(31,442,990)
Adjustments to reconcile net income (loss) to net cash used in operating activities;			-	-
Depreciation and amortization	490,119	719,060	654,330	887,004
Impairment loss on intangible assets	2,269,589	16,369,092	-	8,946,994
Minority interest	151,009	(89,091)	86,914	35,295
Income tax	(3,362)			(89,387)
Gain on disposal of non-core assets	-	-	-	3,369,141
Impairment loss on discount of warrants	57,816	62,989	-	-
Stock-based compensation	453,879	-	(3,810,550)	3,194,450
Interest Expenses	318,000	78,000	76,911	36,744
Amortization of discount on notes	222,473	74,833	2,570,634	2,570,634
Impairment loss on marketable securities		10,659,375	-	-
Provision for doubtful debts		(58,019)	-	-
Expenses incurred on issuance of common stocks	-	-	149,987	(874,931)

Changes in operating assets and liabilities:
Accounts receivable	470,895	(147,808)	-	(929,234)
Other debtor, deposits and prepayments	3,195,745	(123,484)	(2,346,958)	6,689,275
Inventories	50,050	-
Amounts due from related parties	186,409	(122,820)	230,458	(61,309)
Amounts due from stockholders	115,608	(358,355)	(134,066)	100,244
Accounts payable	254,230	459,338	41,378	(130,573)
Other payables and accruals	350,802	578,580	1,745,645	(5,363,329)
Amounts due to related parties	10,272	115,445	(461,181)	(338,079)
Net cash used in operating activities	(136,961)	(5,623,080)	17,073,690	(13,400,051)

Cash flows from investing activities

Proceeds from sale of plant and equipment	513,132	1,215,745	466,762	-
Purchase of plant and equipment	(18,081)	(526,161)	-	(906,009)
Sale of Marketable Securities	36,868	3,277,754	-	-
Cash (used in)/ acquired in business combination, net	-	-	(1,849,910)	(1,849,910)
Investment in affiliates	-	-	-	(245,369)
Disposal of subsidiary companies, net	-	245,369	23,138	23,138
Net cash used in investing activities	531,919	4,212,707	(1,360,010)	(2,978,150)

Cash flows from financing activities
Issuance of common stock	-	-	9,079,250	9,584,973
Proceeds from convertible note	-	-	(874,931)	1,500,000
Repayment of factoring loans	-	-	(57,337)	(37,703)
Minority interest, net		300,135	-	-
Net cash provided by financing activities	-	300,135	8,146,982	11,047,270
Net effect of exchange rate fluctuation on cash	(44,688)	(119,229)	(100,558)	29,927
Net increase (decrease) in cash and cash equivalents on discontinued operations	63,729	(1,534,908)	(21,874,997)	7,737,988
Net increase (decrease) in cash and cash equivalents on operations hold for sale	(186,439)	731,246	(773,596)	(1,068,372)
Net increase in cash and cash equivalents	227,560	(2,033,129)	1,111,511	1,368,612
Cash and cash equivalents, beginning of the period	206,142	2,239,271	870,659	870,659
Cash and cash equivalents, end of the period	433,702	206,142	1,982,170	2,239,271

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	-	-	-	-
Cash paid for income taxes	3,362	-	-	89,387

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal year ended September 30, 2008

NOTE 1 —NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We operate mainly in the ladies' apparel industry where we derive the bulk of our revenue by acting as an outsourced brand management and production center for foreign apparel brands through our Shanghai-based apparel subsidiary, William Brand Administer Co. Ltd ("William Brand"). We also possess a portfolio of media and marketing assets that we are leveraging to expand into the online brand management and e-commerce sectors for ladies' apparel products. We have supporting operations in the handheld electronics sector. The Company is divided into two principal divisions: the Transactional Services Division, which represents the business of William Brand, and the Marketing & Information Services Division.

Our activities are based predominantly in People’s Republic of China (“PRC”). Our principal operating subsidiaries include the following:

·                              Sun New Media Group Limited;

·                              William Brand Administer Limited; and

·                              Beijing Trans Global Logistics.

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

We have the following significant domestic VIEs:

·         Beijing Trans Global Logistics, a PRC company doing 80% of it’s business with us by contract and engaged in trading.  It is 80% owned by Qiong Zhou, 10% owned by Yong Li and 10% owned by Mianchun Wang, Qiong Zhou is a non-executive employees of the Company.

·                Naixiu Exhibition (Beijing) Co. Ltd, a PRC company that is controlled by contract with us and owned 50% by Li Yong and 50% by Wang Jinghchun. Li Yong and Wang Jingchun are non-executive employees of the Company.

The capital investment in these VIEs is funded by the Company and transferred to the VIEs via contractual agreements between the Company (or its non-PRC subsidiary) and the PRC employees who own the VIEs. As of September 30, 2008, the total amount of capital investment that was transferred to the VIEs listed above was US$1,126,638.  Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by PRC laws and regulations or to our designees at any time for the outstanding amount of injected capital investment, and all voting rights of the VIEs are assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs.  Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services.

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

Goodwill and intangible assets, net

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Under Statement of Financial Accounting Standards, FAS No.142, Goodwill and Other Intangible Assets, FAS 142, goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS 142.

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

Impairment of Long-lived Assets

The Company assets the carrying value of long-lived assets in accordance with SFAS No.144, accounting for the Impairment or Disposal of Long-lived Assets. Factors considered important which could trigger this review include a significant decrease in operating results, a significant change in its use of assets, competitive factors, strategy of its business, and significant negative industry or economic trends. The company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on the reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.  When the Company determines that the carrying value of long-lived assets may not be recoverable based on as assessment of future cash flows from the use of those assets, an impairment charge to record the assets at fair value may be recorded. Impairment is measured based on fair values utilizing estimated discounted cash flow, published thirty-party sources, and third-party offers.

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

Foreign currency transactions

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, since the functional currency of the Company is Renminbi (RMB), the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars (USD). Monetary assets and liabilities are re-measured using the foreign rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the consolidated statement of operations. In 2008, we used 7.0927 RMB per U.S. USD for the weighted average rate, and we used 6.8183 RMB per USD as the balance sheet date rate (September 30, 2008).

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

The current businesses of the Company were acquired when we had a very short history of operating and stock performance.  At the time of completion of the following acquisitions, the Company’s common stock was traded on the Over-the-Counter Bulletin Board (OTCBB) with a high volatility in both volume and price. Therefore, management decided to use the discounted fair market value of the shares issued to measure our consideration when consideration was not in the form of cash.

NOTE 4 — ACCOUNT RECEIVABLE

As of September 30, 2008, we had the amount of $913,042, net of allowance for doubtful accounts in the amount of $33,723, for account receivable, compared with $1,125,772 in 2007. We wrote off the amount of $295,751 for the year ended September 30, 2008 as long term non-collection.

NOTE 5 — OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits are summarized as follow:

	September 30,
	2008	2007
	US$	US$

Other receivables	54,882	1,181,147
Advance to vendors	306,436	226,908
Prepaid consideration for acquisitions	-	1,000,000
Prepaid administrative expenses	6,288	148,012

367,606	2,556,067

We wrote off the amount of $463,802 for the year ended September 30, 2008 as long term non-collection.

NOTE 6 — MARKETABLE SECURITIES

	September 30, 2008		September 30, 2007
	Number of shares	Amount	Number of shares	Amount
CEC Unet Pte	16,821,254	2,562,469	22,633,233	3,703,283
Asia Premium TV Inc	239,201	617,604	104,375	521,875
Unrealized loss		(2,161,519)		-
Net balance		1,018,554		4,225,158

The Company holds 1,009,275 shares of CEC Unet Pte. (AIM: CECU) in escrow which will be transferred to Arum Island Ltd, an unaffiliated third party, when these shares are free from restriction as a consulting fee.

The Company holds 4,000,000 shares of CECU in escrow which will be transferred to Professional Offshore Opportunity Fund Ltd when these shares are free from restriction  under  a consulting agreement with the Company.

The Company holds 139,201 shares of Asia Premium TV Inc (OTC BB: ATVG) for the benefit of Wuxi Guangxin Movie and Carton Ltd, who is the minority shareholder of Wuxi Sun Network Technology Ltd.

On January 23, 2008, Evenstar Master Fund SPC (“Evanstar”) subscribed convertible bonds of CEC Unet LPC in the amount of US$10,000,000. In connection with this transaction, on April 29, 2008, the Company entered into an agreement with Evenstar, on behalf of CECU, to lend to Evenstar 10,821,254 ordinary shares of CEC Unet PLC (AIM:CECU).  Evenstar has the legal and beneficial title to these shares until the redemption date of convertible bonds.  (see Note 8)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes goodwill from the Company’s acquisitions:

	September 30, 2008	September 30, 2007

Beijing CEAC	180,763	180,763
Accumulated amortization	(62,137)	(45,191)

Impairment loss	(118,626)	(67,786)
	-	67,786

During the year ended September 30, 2008, we realized impairment loss on goodwill as the amount of $50,840.

The following table summarizes intangible assets:

		September 30, 2008	September 30, 2007

License		24,150,000	24,150,000
Database		2,499,999	2,499,999
Technology		2,366,703	2,366,703
Partnership agreement license		1,056,122	1,056,122
		30,072,824	30,072,824
Less:	Accumulated amortization	(1,040,198)	(718,897)
	Impairment loss	(28,831,832)	(26,613,083)
	Currency translation difference	4,891	(12,055)
		205,685	2,728,789

The above intangible assets have original estimated useful lives as follow and are amortized accordingly:

Non-compete agreements and customer relationship	3 years
Partnership agreements and license	3 years

During the year ended September 30, 2008, we realized impairment loss on intangible assets as the amount of $2,218,749.

NOTE 8 — OTHER LONG-TERM ASSETS

On January 23, 2008, Evenstar Master Fund SPC (“Evanstar”) purchased convertible bonds of CEC Unet LPC in the amount of US$10,000,000. In connection with this transaction, on April 29, 2008, the Company entered into an agreement with Evenstar, on behalf of CECU, to lend to Evenstar 10,821,254 ordinary shares of CEC Unet PLC (AIM:CECU).  Evenstar has the legal and beneficial title to these shares until the redemption date of convertible bonds. The value of 10,821,254 ordinary shares of CECU was $1,731,401. The term was five years since we signed the agreement.

NOTE 9 — PLANT AND EQUIPMENT, NET

Plant and equipment is summarized as follows:

	Audited	Audited
	September 30 2008	September 30 2007
	US$	US$
Cost
Motor vehicles	60,438	116,261
Leasehold building and improvements	-	21
Furniture, fixtures and equipment	138,860	376,437
Buildings	-	431,369
Computer Software	293,327	266,042
	492,625	1,190,130
Less: accumulated depreciation	198,756	260,191

	293,869	929,939

NOTE 10 — OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follows:

	September 30, 2008	September 30, 2007
	US$	US$

Other payable	1,576,083	989,240
Accruals	384,095	479,238
Prepayment from customers	373,869	87,719
Taxes payable	26,943	187,966

Total:	2,360,990	1,744,163

Other payables mainly include $1.5 million for professional fee, other deposit, and other office expenses. Included in accrued operating expenses are business tax and VAT.

NOTE 11 — CONVERTIBLE NOTES, WARRANTS AND STOCK OPTIONS

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

2.                Exercise Price. The exercise price per share for 1,000,000 “D” Warrants was reduced to $0.00001.(“$0.00001” Warrants).

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

During the fiscal year ended September 30, 2008, warrants for 99,996 shares were exercised under a cashless provision.

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

On November 20, 2007, we issued 3,491,379 to Mr. Ren Huiliang who is CEO of NextMart Inc. and William Brand Ltd pursuant to a supplementary agreement (the “Supplementary Agreement”) which we entered into with Mr. Ren on September 28, 2007.

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

On November 20, 2007, we issued 3,491,379 to Mr. Ren Huiliang who is CEO of NextMart Inc. and William Brand Ltd pursuant to a supplementary agreement (the “Supplementary Agreement”) which we entered into with Mr. Ren on September 28, 2007. The Supplementary Agreement was a revision to the original terms and conditions of the Sales and Purchase Agreement (the “Sales and Purchase Agreement”) by which we purchased 100% of William Brand Administer Co., Ltd from Mr. Ren. Specifically, the Supplementary Agreement modifies the payment schedule by which we will compensate Mr. Ren for William Brand’s attainment of certain revenue and profit guarantees, and his own contribution to the Company.

The assumptions used to value stock-based compensation awards for the six months ended September 30, 2008 are as follows:

For the year ended September 30, 2008
US$’000
Expected term (in years)	3.5-3.9
Expected volatility	69.7%-70%
Risk-free interest rate	4.85%-4.77%

Expected dividend yield	0

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

Stock based compensation recognized on the Company’s Condensed Consolidated Statement of Operations for the Fiscal year ended September 30, 2008 is $453,879.

The following table sets forth the summary of option activity under the Company’s stock option programs as of for the Fiscal year ended September 30, 2008:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
		US$	Years
Balance, September 18, 2005	977,000	0.382
Revere stock split adjustment	(488,500)	0.382
Balance, September 30, 2005	488,500)	0.765
Exercise of stock options	(43,000)
March 31, 2006	445,500	0.741
Exercise	(339,000)	0.74
Granted	1,483,230	3.20
Cancelled	(1,426,584)	3.18
March 31, 2007	163,146	1.89	6.53
September 30, 2008	163,146	1.89	5.03
Vested options as of September 30, 2008	163,146	1.89	5.03

NOTE 12— INCOME TAXES

The Company is incorporated in the state of Delaware, United States and has operations in the PRC. The Company has incurred net accumulated operating losses and current operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2008.

The components of income before income taxes are as follows:

Audited
September 30, 2008
US$
Loss in China operations	(8,328,754)

Loss before taxes	(8,530,183)
Income taxes subject to China operations	3,362
Effective tax rate for China operations	25%

Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries and VIEs are generally subject to Enterprise Income Taxes, EIT, at a statutory rate of 25%. Some of these subsidiaries and VIEs qualify as new technology enterprises which, under the PRC income tax laws, are subject to a preferential tax rate of 15%. In addition, some of the Company’s subsidiaries are Foreign Investment Enterprises.  Under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year. The VIEs are wholly owned by the Company’s employees and controlled by the Company through various contractual agreements. To the extent that these VIEs have undistributed after-tax net income, the Company must pay taxes on behalf of its employees when dividends are distributed from these local entities in the future. The dividend tax rate is 20%. The income tax expenses for the year ended September 30, 2008 as the amount of $3,362 was from the operating in our VIEs Beijing Trans Global Logistics and Naixiu Exhibition (Beijing) Co. Ltd.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office premises for its operations in the PRC (Beijing). Rental expenses under operating lease for the fiscal year ended September 30, 2008 was US$44,542.  The office lease agreement will be due until July 31, 2009.

As of September 30, 2008

For the year ended September 30, 2009	$30,593
For the year ended September 30, 2010	30,593

$61,186

NOTE 14 —STOCKHOLDERS’ EQUITY

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

On October 23, 2007, we issued a total of 99,996 shares to Barron Partners L.P. (“Barrons”) to satisfy a cashless exercise of 100,000 Class D Warrants held by Barron.

On November 20, 2007, the Company issued 3,491,379 shares to Mr. Ren Huiliang, our CEO, as stock based compensation.

On March 11, 2008, the Company cancelled 479,843 shares.

NOTE 15 — RELATED PARTIES TRANSACTIONS

We have the following transactions with related parties during the year ended September 30, 2008.

On April 29, 2008, the Company entered into an agreement with Evenstar Master Fund SPC, on behalf of CECU, to lend to Evenstar 10,821,254 ordinary shares CEC Unet PLC (AIM:CECU) (“the Shares”) currently held by the Company.  The Shares represent 32% of the capital stock held by the Company in CEC Unet PLC (or “CECU”).  Dr. Bruno Wu, the Chairman of the Company is also one of the directors of the Board in CECU.

NOTE 16 — OPERATING RISKS

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

NOTE 17 — OPERATIONS HELD FOR SALE

In 2009 we plan to completely divest the William Brand Co. business. Our William Brand Ltd. business operations and cash flows for the six months ended September 30, 2007, the six months ended September 30, 2006, and the Year ended March 31, 2007 have been reflected as held for sale in the accompanying consolidated financials.

The following Assets and Liabilities have been segregated and included in assets and liabilities of hold for sale, as appropriate in the consolidated balance sheet as of September 30, 2008 and 2007:

	September 30,2008	September 30,2007
Cash and bank	47,045	233,484
Accounts receivable-net	1,631,618	2,171,961
Due from shareholders	680,763	-
Prepayments	-	2,169,731
Property plant and equipment - net	1,307,013	1,324,061
Intangible assets-net and goodwill	423,603	847,207
Assets of held for sale operation	4,090,043	6,746,443

Account payables	9,058	-
Other payables	3,296	4,245
Accrued expenses	3,713	154,051
Liabilities of held for sale operations	16,067	158,296

The following income and expense items have been segregated and included in income from discontinued operations, as appropriate, in the consolidated income statement for the year ended September 30, 2008, six months ended September 30, 2007 and 2006, and for the year ended March 31, 2007:

	Year ended September 30, 2008	Six months ended September 30, 2007	Six months ended September 30, 2006	Year ended March 31, 2007
Net sales	3,384,374	2,952,273	2,985,339	6,285,591
Cost of sales	3,175,443	2,335,933	1,968,586	4,466,922
Gross profit	208,931	616,340	1,016,753	1,818,669
General and administrative	1,471	399	1,098	2,618
Bad debt provision	481,059	-	-	-
Depreciation and amortization	440,651	501,166	242,059	748,908

Impairment -- intangible	1,800,000	847,207		0
Income(Loss) from operation	(2,514,250)	(732,432)	773,596	1,067,143
			-
Interest income	80	1,186	-	1,229
Net income (loss) from operation	(2,514,170)	(731,246)	773,596	1,068,372

NOTE 18 — DISCONTINUED OPERATIONS

On June 30, 2008, we entered into an agreement with China Internet Broadcasting Limited, a company incorporated under the laws of the British Virgin Islands, to transfer 100% of our interest in eight domestic VIEs and six subsidiaries. The consideration of this deal was $1 in cash.

The following assets and liabilities have been segregated and included in assets and liabilities of discontinued operations, as appropriate, in the consolidated balance sheet as of September 30, 2007:

September 30,2007
Cash and bank	43,137
Accounts receivable-net	166,667
Other receivable, prepayments, and deposit	119,246
Property plant and equipment - net	459,589
Intangible assets-net and goodwill	-
Assets of discontinued operations	788,639

Account payables	1,113
Other payables	230,063
Accrued expenses	95,932
Advance from customer	73,561
Minority interest	531,670
Liabilities of discontinued operations	932,379

The following income and expense items have been segregated and included in income (loss) from discontinued operations, as appropriate, in the consolidated income statement for the year ended September 30, 2008, six months ended September 30, 2007 and 2006, and for the year ended March 31, 2007:

	Year ended September 30, 2008	Six months ended September 30, 2007	Six months ended September 30, 2006	Year ended March 31, 2007
Net sales	136,201	42,860	12,001,321	13,836,562
Cost of sales	81,037	7,131	643,029	1,230,248

Gross profit	55,164	35,729	11,358,292	12,606,314
General and administrative	138,973	269,369	2,111,927	4,076,826
Marketing and sales	1,384	45,587	110,174	219,579
Bad debt provision	-	25,888	-	3,187,138
Depreciation and amortization	80,978	57,675	417,749	1,080,471
Impairment on intangible assets	-	1,681,831	-	224,676
Income(Loss) from operations	(166,171)	(2,044,621)	8,718,442	3,817,624
			-
Interest income (expenses)	224	326	(7,256)	(14,058)
Other income (expenses)	718,101	154,182	6,747,651	(20,130,218)
Loss from marketable securities	-	(1,433,333)	-	-
Income tax	-	-	182,869	-
Minority interest	-	-	(533,097)	(533,092)

Net income (loss) from discontinued operations	552,154	(3,323,446)	14,742,871	(16,859,744)

NOTE 19 — EARNINGS PER SHARE

The following data show the amounts used in computing income per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the six months ended September 30, 2007 and 2006, the year ended March 31, 2007 and September 30, 2008.

	For the Year Ended		For the Six Months Ended
	September 30, 2008	March 31, 2007	September 30, 2007	September 30, 2006
Income (loss) from continuing operation available to common shareholders (Numerator)	$(6,768,479)	$(15,651,618)	$(29,785,523)	$2,753,721
Income (loss) from discontinued operation and entities held for sale available to common shareholders (Numerator)	(1,962,016)	(15,791,372)	(4,054,692)	15,516,467

Weighted average number of	89,986,872	100,416,024	87,113,203	102,922,000
common shares outstanding used in
earnings per share during the
period (Denominator)

Weighted average

number of common shares outstanding used in diluted earnings per share during the period (Denominator)	89,986,872	100,157,061	87,113,203	105,807,000

NOTE 20 — SUBSEQUENT EVENTS

None.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the two fiscal years ended September 30, 2008, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement or event on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we undertook an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that such disclosure controls and procedures were effective to ensure (a) that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making its assessment, our management, including the Chief Executive Officer and Chief Financial Officer, used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have not identified any material weaknesses in our internal controls over financial reporting as of the end of the fiscal year ended September 30, 2008.

There were no changes in our internal controls over financial reporting during the fourth quarter of the fiscal year ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-KSB for the fiscal year ended September 30, 2008 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time..

Item 8A(T). Controls and Procedures

Not Applicable.

Item 8B. Other Information

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Registrant

The following table sets forth as of December 31, 2008 the names of all our directors and executive officers, their positions and the date the position was first held. Our By-Laws provide for the categorization of Directors as Class I, Class II and Class III Directors and serve staggered terms in accordance with the schedule below, or until their successors are elected or appointed and qualified, or their prior resignation or termination.

· Class I Directors: we have no Class I Directors.

· Class II Directors: Ren Huiliang and Chen Zhaobin, whose term ends at the annual meeting of stockholders in 2008

· Class III Directors: Bruno Zheng Wu, and Mr. Tao Kan, whose term ends at the annual meeting of stockholders in 2009

Name	Age	Position	Date Position First Held
Bruno Zheng Wu	41	Chairman and Director	Sept. 12, 2005
Ren Huiliang	52	Vice Chairman, President, Chief Executive Officer and Acting Chief Financial Officer, and Director	February 26, 2007
Chen Zhaobin	52	Director	January 22, 2007
Yu Huiyang	27	Director	October 31, 2008
Tao Kan	50	Director	January 3, 2008

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

Ren Huiliang, Vice-Chairman, President, and Chief Executive Officer, Acting Chief Financial Officer, and Director. Mr. ‘William’ Ren Huiliang is the founder, CEO and head designer of William Brand, a Shanghai-based woman’s apparel production and brand management company. Over the past 10 years, Mr. Ren has built William Brand into a profitable enterprise that primarily helps US brands outsource their apparel design and production processes to China. Mr. Ren acts as the Chief Executive Officer of NextMart and our William Brand subsidiary. In such capacity, he oversees all apparel design, production and export operations and manages a staff of approximately 20 employees.

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

Mr. Tao Kan,  Director.  Mr. Tao Kan (''Kan Tao'' according to English word order), a seasoned investor with extensive experience in corporate management, serve as a director on January 3, 2008. Mr. Tao has nearly 30 years of corporate experience in China's business sectors. Since 2004, he has served as the Managing Director of Shanghai North Huaqing Industrial Construction Development Ltd., a leading real estate development company. Prior to that, he served as Chairman and President of Huaxin Investment Group Ltd (2001-2004), as Chairman and Managing Director of Shanghai Residential Property Co. (1999- 2001), and as Vice President of Shanghai Zhuzong Group Corp. (1980-1999).

Mr. Yu Huiyang, Director.  Mr. Yu Huiyang has been self-employed as a consultant in brand marketing in China since 2005. From 2003 to 2005, Mr. Yu served as sales manager for Germany Vaillant Group.

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

We believe that all Reporting Persons complied with all applicable reporting requirements, except for certain late and delinquent Form 3/4 filings and 13D filings for Mr. Bruno Wu, Ms. Lan Yang, Sun Media Investment Holdings and Panpac Tech Strategic Ltd. We plan to put in place an enhanced compliance program to notify and assist all officers, directors, and major shareholders with their filings.

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

As of September 30, 2008, we do not have a nominating, compensation nor audit committee or committees performing similar functions nor a written nominating, compensation of audit committee charter due to the small size of the Board of Directors. As a result, the entire Board of Directors reviewed executive compensation and audit decisions. The Board of Directors have determined that it does not have an audit committee expert on its Board of Directors and given our financial condition we do not anticipate seeking a financial expert in the near future.. Additionally, we do not currently have any specific or minimum criteria for the election of nominees to our Board of Directors nor do we have any process or procedure for evaluating such nominees. There were no material changes to the procedures by which security holders may recommend nominees to the small business issuer's board of directors.

Item 10. Executive Compensation

Summary of Compensation of Executive Officers

The following table sets forth certain summary information with respect to the compensation paid to our chief executive officer, former chief financial officers, and former chief accounting officer for the last two fiscal years ended September 30, 2008 and September 30 2007, respectively. Other than as listed below, the Company had no executive officers serving in such capacity at September 30, 2008 whose total compensation exceeded $100,000.   The board of directors agreed to cancel compensation package paid for directors on April 1, 2007.

SUMMARY COMPENSATION

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dr. Bruno Wu-Chairman and Former CEO (1)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	0
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ren Huiliang President, Chief Executive Officer, and Acting Chief Financial Officer (2)	2008			453,879
	2007
Jeffery Li- Former CFO (3)	2007	16,000							16,000

(1)  On October 1, 2006, we entered into a one-year employment contract with Dr. Bruno Wu to serve as our Chief Executive Officer. Pursuant to the agreement, Dr. Wu received a monthly salary of $27,277 until he resigned in this capacity in February 2007. In February 2007, the company entered into an agreement Dr. Wu to serve as our Chairman. Pursuant to this agreement, Dr. Wu does not receive compensation for his services to the Company.

(2)  Mr. Ren Huiliang has served as our Vice Chairman, Chief Executive Officer and Acting Chief Financial Officer since February 26, 2007 to the date of this report. On November 20, 2007, the Company issued 3,491,379 shares to Mr. Ren Huiliang, our CEO, as stock based compensation. The shares were value at $0.04 per share.

.

 (3)  On April 1, 2007, we entered into a one-year employment agreement with Jeffery Zhen Li, our former Chief Financial Officer. Pursuant to the agreement, Mr. Li received a base salary of $48,000 per annum and employee stock options to purchase 200,000 of our shares at $0.01 per share during a term of 10 years. Mr. Li received actual compensation of $16,000 in 2007 on a pro-rata basis. These options have not been exercised. Mr. Li resigned on July 23, 2007.

Outstanding Equity Awards at Fiscal year End September 30, 2008

As of September 30, 2008, we had no outstanding option awards or equity awards for our executive officers.

Compensation of Directors

Except as stated herein, no compensation was paid to any of our directors for their services during the fiscal period ended September 30, 2008.  Effective January 1, 2007, we adopted a compensation program for the independent members of our Board of Directors. According to the compensation package, our independent Board members are entitled to annual compensation of $24,000, paid in monthly installments until June 30, 2007. The Company is in the process of making these payments.

The following table sets forth director compensation for the 12 month period ended September 30, 2008 in accordance with the Board compensation plans listed above. The Company did not pay any compensation to the directors other than that which is listed in the table below.

Name of Director	Fees earned or paid in cash ($) annually	All Other Compensation($)	Total ($)
Bruno Zheng Wu	-0-	-0-	-0-
Yu Huiyang	-0-	-0-	-0-
Chen Zhaobin	-0-	-0-	-0-
Ren Huiliang	-0-	453,879	453,879
Tao Kan	-0-	-0-	-0-
	-0-	-0-	-0-

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of  September 30, 2008, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Bruno Wu (2)	11,921,526	13.21%
Yang Lan (3)	11,921,526	13.21%
Ren Huiliang(4)	3,491,379	3.87%
Telperion Ltd. PO Box 882 GT Georgetown, Grand Cayman Cayman Islands BWI (5)	7,400,000	8.20%
Panpac Tech Strategic Limited (“PTS”) 50 Raffles Place #29-00 Singapore Land Tower Singapore 048623 (6)(7)	8,624,606	9.56%
Sun Media Investment Holdings Limited (“SMIH”) P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands (7)(8)	11,741,526	13.00%
Directors and Officers as a Group (9)	15,412,905	17.08%

(1)

 Based on 90,257,763 shares outstanding of common stock issued and outstanding as of December 31, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)

Represents 11,921,526 shares held indirectly through Dr. Wu’s spouse, Ms. Yang Lan. Ms. Yang owns 11,921,526 indirectly through her controlling stock ownership of Sun Media Investment Holdings (“SMIH”), and 180,000 shares directly in her own name. Dr. Wu is the Chairman and a Director of SMIH, but has no ownership of SMIH. Dr. Wu disclaims ownership of all such shares.

(3)

Ms. Yang is the spouse of Dr. Bruno Wu, our Chairman. Ms. Yang owns 11,921,526 indirectly through her controlling ownership of Sun Media Investment Holdings (“SMIH”) and 180,000 shares directly in her own name.

(4)

Mr. Ren Huiliang is an officer and director of our company.

(5)

The principal beneficial owner of Telperion Ltd is Cayman International Corporate & Marine Services Ltd whose address is PO Box 882 GT, Georgetown, Grand Cayman, Cayman Islands BWI.

(6)

The sole shareholder of Panpac is The Lexicon Group, Ltd ("TLG") (formerly “Sun Business Network Ltd.”), whose address is 371 Beach Road #03-18 Keypoint Singapore 199597. TLG is a public company traded on the Singapore Stock Exchange (SIN:523).

(7)

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

(8)

Ms. Yang, the spouse of Dr. Bruno Wu, is a controlling person of this shareholder.

(9)

Represents 11,741,526  shares held indirectly by Dr. Bruno Wu,  and 3,491,379  shares held by Ren Huiliang.

Item 12. Transactions with related persons, promoters and certain control persons

Other than disclosed below or elsewhere herein, since the last fiscal year, we were not involved in any transaction in which a “related person” as defined in Item 404 of Regulation SB where the amount involved exceeded $120,000. In addition, the following also describes transactions required under Item 404 of Regulation SB.

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

On June 30, 2006, we entered into a Sale and Purchase Agreement with Sun 3C Media Plc (“Sun 3C”)(formerly Sun TV Shop, PLC., now CEC Unet PLC.), a related party of Sun Media Investment Holdings (“SMIH”) and a company listed on the Alternative Investment Market of the United Kingdom, to sell certain non-core assets in exchange for 33,642,508 shares in Sun 3C. This transaction was subsequently completed on July 6, 2006. The entirety of our 33,642,508 shares in Sun 3C were held in escrow from July

2006 to October 2007, when 50% (16,821,254) of the 33,642,508 were released. The other 50% (16,821,254) of the 33,642,508 are still in escrow but will be released at the end of January 2009. The release of the shares was and is pursuant to an escrow agreement by and among various parties including Sun 3C Media and us. According to the escrow agreement, our shares can be released subject to the orderly market arrangements in place, which state that any decision to sell these ordinary shares within 12 months of their release must be approved by Blue Oar Securities Plc, our agent.

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

On September 30, 2006, pursuant to a Sale and Purchase agreement (the “Purchase Agreement”) dated June 8, 2006, by and between China Focus Channel Development Co. Ltd (“Focus”), a subsidiary of Sun New Media, Inc. (the “Company”), and Mr. Ren Huiliang (the “Seller”), we, through Focus, acquired 100% of the issued and outstanding shares of William Brand Administer Limited and its subsidiary William Textiles Limited (collectively, “William Brand.”) The consideration for the acquisition is 4,655,172 shares of our common stock. We agreed to issue the shares to the Seller in four installments: the first installment of 1,163,793 shares will be issued within thirty days of the closing of the transaction; the remaining shares will be issued in three equal installments at the end of each of the next three years, subject to William Brand’s attainment of revenue and profit guarantees in each year. William Brand must achieve a minimum of US $15 million of revenue in year one, US $17.5 million in year two, and US $20 million in year three.

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

On March 21, 2007, we entered into agreement with the Sun Culture Foundation, a Hong Kong-based non-profit organization founded by Yang Lan, the spouse of our Chairman Dr. Bruno Wu, to acquire 7.6 million shares of our common stock held by Sun Culture in exchange for 20 million shares of stock in CEC Unit (AIM: CECU), held by us. The transaction was completed in July  2007, and we have since cancelled all of 7.6 million Company shares that were returned to us.

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

On March 26, 2007, we divested certain non-core assets including $545,897 (2006: $574,485) worth of debt, owed to us by The Lexicon Group, Ltd ("TLG")(formerly "Sun Business Network Ltd")(made as advances by the Company to TLG) and our entire 16% stake, equal to 150 million shares of stock, in The Lexicon Group (“TLG”)(formerly “Sun Business Network Ltd.”), a Singaporean publishing company traded on the Singaporean Stock Exchange, to Maxi Surplus Ltd, another Singapore company. The Company received 20 million shares in CEC Unit Plc in exchange for the se assets. As a result of the transaction, the Company ceased to be a shareholder of TLG and was no longer due $545,897 (2006: $574,485) of debt from TLG.

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

On August 6, 2007, we entered into a strategic partnership agreement with Shanghai Guifuren Garment Co. Ltd (“Guifuren Garment”), a producer of urban women’s suits in Mainland China. According to the terms of agreement, NextMart will gain from Guifuren Garment usage rights to the Guifuren 2.0 mature urban professional women’s brand and access to 1/3 of Guifuren Garment’s sales space in nearly 60 retail stores in Mainland China. As consideration, NextMart will grant Guifuren a commission on its in-store sales of NextMart product. Guifuren Garment will provide the necessary logistics and inventory support to NextMart at no cost.

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

On September 28, 2007, we entered into a supplementary agreement (the “Supplementary Agreement”) with Mr. Ren Huiliang, our current President and Chief Executive Officer, to revise the terms and conditions of the Sales and Purchase Agreement (the “Sales and Purchase Agreement”) by which we purchased 100% of William Brand Administer Co., Ltd from Mr. Ren. Specifically, the Supplementary Agreement modifies the payment schedule by which we will compensate Mr. Ren for William Brand’s attainment of certain revenue and profit guarantees.According to the Sales and Purchase Agreement, we purchased William Brand Administer Co. Ltd from Mr. Ren for an aggregate consideration of $18,620,688 USD to be satisfied through the issuance of 4,655,172 shares of our common stock (the “Consideration Shares”). For purposes of the transaction, each share was valued at $4.00 USD. The consideration shares were to be issued in four equal installments. The first installment was issued to Mr. Ren upon the closing of the acquisition on September 30, 2006; and the remaining three installments of 1,163,793 (totaling 3,491,379) of our shares were to be issued to Mr. Ren subject to attaining certain revenue and profit requirements from the operations of William Brand in the three fiscal years following the completion of the acquisition. These revenue and profit guarantees as stated in the original Sales and Purchase Agreement are as follows: Year 1; $15 million (revenues)/$3 million (profit), Year 2; $17.5 million  (revenues)/$3.5 million (profit), and Year 3; $20 million (revenues) and $4 million (profit). All amounts are in US Dollars.Through the Supplementary Agreement, we and Mr. Ren agreed to modify the share payment schedule of the original Sales and Purchase Agreement such that the Company would issued the remaining 3,491,379 shares of NXMR common stock to Mr. Ren. At the time of this filing, these shares have already been issued to Mr. Ren. Despite the preissuance of shares to Mr. Ren, both parties agree that all guarantees made by Mr. Ren to the Company under the original Sales and Purchase Agreement, most notably the revenue and profit guarantees listed above, shall remain unchanged and in full effect.

Item 13 Exhibits

The Exhibit Table follows Item 14.

Item 14. Principal Accountant Fees and Services

Bernstein & Pinchuk LLP

During the fiscal years ended September 30, 2008 and September 30, 2007, Bernstein & Pinchuk LLP provided various audit, audit related and non-audit services to us as follows:

September 30, 2008	September 30, 2007	March 31, 2007

Audit Fees	$120,000	$155,000	$250,000
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees		10,000	-

	$120,000	$165,000	$250,000

13

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

10.5	Stock Purchase Agreement dated December 31, 2005 by and between Sun New Media Inc. and Barron Partners LP (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2006)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on June 30, 2006)

21*	Subsidiaries and VIEs of NextMart, Inc.

31.1*	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2*	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32.1*	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTMART, INC.
By:	/s/ Ren Huiliang
Mr. Ren Huiliang, Chief Executive Officer and Acting Chief Financial Officer
Date: January 13, 2009

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Bruno Wu Bruno Wu, Chairman Date: January 13, 2009	By:	/s/ Ren Huiliang Ren Huiliang, Director, Chief Executive Officer and Acting Chief Financial Officer Date: January 13, 2009

By:		By:	/s/ Yu Huiyang Yu Huiyang, Director Date: January 13, 2009

By: