Form 10-Q
period 2008-12-31
NextMart Inc.
filed 2009-02-23
CIK 1088005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

NextMart, Inc.

 (Exact name of registrant as specified in Charter)

DELAWARE	000-26347	410985135
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Oriental Plaza Bldg. W3, Twelfth Floor

1 East Chang’an Avenue, Dongcheng District

Beijing, 100738 PRC

 (Address of Principal Executive Offices)

 _______________

 +86 (0)10 8518 9669

 (Issuer Telephone number)

_______________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      o No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer o     Accelerated Filer o     Non-Accelerated Filer o     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes x No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 90,204,734 shares of common stock outstanding as of February 16, 2009.

NEXTMART, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED December 31, 2008

Table of Contents

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31, 2008	September 30, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$120,249	$107,253
Accounts receivable, net of allowance for doubtful accounts	-	43,999
Amount due from shareholders	771,363	946,891
Other receivables, net of allowance for doubtful accounts	-	1,177
Marketable securities	602,345	1,018,554
Current assets of held for sale operations	3,414,299	3,921,348
Total Current Assets	4,908,256	6,039,222

Deferred charges	1,751,666	1,816,666
Property, plant and equipment, net	225,524	240,411
Other long-term assets	1,731,401	1,731,401
Long-term Assets of held for sale operations	1,988,477	1,989,760
Total Assets	$10,605,324	$11,817,460

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,219	$47,219
Other payables and accrued expenses	1,760,232	1,857,632
Amount due to shareholders	428,504	429,571
Amount due to related parties	563,488	546,133
Current liabilities of held for sale operations	1,318,381	1,241,611
Total Current Liabilities	4,117,824	4,122,166

Convertible notes	1,500,000	1,500,000
Discount on warrants fair value, net	26,775	(500,379)
Minority interest	414,871	415,370

STOCKHOLDERS' EQUITY
Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued
Common stock; authorized 750,000,000 shares, par value US$0.01;
Issued and outstanding, 90,204,734 shares	902,048	902,048
Reserved to be issued , 53,029 shares	530	530
Additional paid-in capital	95,337,626	95,337,626
Accumulated deficit	(88,731,008)	(87,493,877)
Accumulated other comprehensive loss-Unrealized loss on marketable securities	(2,577,728)	(2,161,519)
Accumulated other comprehensive loss-Other	(385,614)	(304,505)
Total stockholders' equity	4,545,854	6,280,303
	$10,605,324	$11,817,460

See notes to consolidated financial statements.

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Unaudited
	Three Months Ended December 31,
	2008	2007
Sales	$41,637	$49,811
Cost of sales	2,082	2,813
Gross Margin	39,555	46,998

Operating expenses
General and administrative expenses	89,666	314,704
Marketing and sales	-	1,346
Depreciation and amortization	14,692	24,150
Consulting and professional fees	45,562	57,230
	149,920	397,430
Operating loss	(110,365)	(350,432)
Other income
Interest income/(expense)	(172)	3,835
Change in fair value of convertible note & warrants option	(527,154)	-
Interest expense	(65,000)	(78,871)
Loss from continuing operations before income tax expense and minority interest	(702,691)	(425,468)
Income tax expense	-	-
Minority interest	498	2,490
Loss from continuing operations	(702,193)	(422,978)
(Loss) income from held for sale operations	(534,938)	66,802
Net Loss	(1,237,131)	(356,176)
Other comprehensive income (loss)
Foreign currency translation adjustment	(81,109)	12,765
Unrealized loss	(416,209)	--
Total comprehensive loss	$(1,734,449)	$(343,411)
Weighted average number of common shares outstanding – basic and diluted	90,204,734	87,113,203
Loss per share
Continuing operations – basic and diluted	$(0.01)	$(0.00)
Held for sale operations – basic and diluted	$(0.01)	$(0.00)

See notes to consolidated financial statements.

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Three Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,237,131)	$(356,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,692	24,151
Impairment loss on long term liability	527,154
Minority interest	(497)	(2,490)
Interest expense	65,000	78,871
Change in operating assets and liabilities
Accounts receivable	43,999	41,070
Other current assets	1,178	(74,872)
Accounts payable	-	(504,791)
Other payables and accruals	(32,843)	167,770

Net Cash Used in Operating Activities	(618,448)	(626,467)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(348)	(55,034)
Amounts due from related party	(39,501)	(804,393)
Amounts due from shareholders	178,160	203,815-
Net proceeds from disposal of subsidiary	-	-
Net Cash provided by (used in) Investing Activities	138,311	(655,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to shareholders	-	-
Amounts due to related parties	996	(171,937)
Net Cash Provided by (used in) Financing Activities	996	(171,937)

Effect of exchange rate fluctuations on cash	(81,110)	12,765

Net decrease in cash and cash equivalents from continuing operations	(560,251)	(1,441,251)
Net increase in cash and cash equivalents from held for sale operations	573,247	1,822,542

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	107,253	482,762
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$120,249	$864,053

Supplemental disclosure of cash flow information
Interest paid	$65,000	$78,871
Income taxes paid	$-	$-

See notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Nextmart, Inc (the “Company”), its subsidiaries and variable interest entities, or VIEs for which the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method. The Company has adopted FASB Interpretation No.46R consolidation of Variable Interest Entities, FIN 46R, an Interpretation of Accounting Research Bulletin No.51. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with FASB No. 130, “Reporting Comprehensive Income (Loss)”. The comprehensive loss for the Company includes currency translation adjustments and unrealized loss on marketable securities.

Inventories

Inventories are stated at the lower of cost (first-in, first out method) or market.  Certain inventory goods purchased are subject to spoilage within a short period of time while in possession of the Company.  Inventory costs do not exceed net realizable value.

Property, Plant and equipment

Property, Plant and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed primarily on the straight-line method for financial reporting purposes over the following estimated useful lives:

Years
Furniture, fixtures and equipment	3-10
Computer software	3-5

Revenue recognition

We generate revenue through the provision of marketing & information services. The Company recognizes revenues from transaction, marketing and information services in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” when all of the following conditions exist: persuasive evidence of an arrangement exists in the form of an accepted purchase order; delivery has occurred, based on shipping terms, or services have been rendered; the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and collectability is reasonably assured.

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

Earnings (loss) per share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. As the Company has a loss, presenting diluted net loss per share is considered anti-dilutive and not included in the statement of operations.

Foreign currency translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, since the functional currency of the Company is Renminbi (RMB), the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars (USD). Monetary assets and liabilities are translated using the foreign rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any translation gain or loss incurred is reported in the consolidated statement of operations. In 2008, we used 7.0927 RMB per U.S. USD for the weighted average rate, and we used 6.8183 RMB per USD as the balance sheet date rate (September 30, 2008).

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

Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment,” (“SFAS No.123(R)”) which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expenses to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. There were no unvested stock options at the beginning of this reporting period therefore no compensation expense was recognized in the period. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R).

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

Reclassification

The comparative figures have been reclassified to conform to current period presentation.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2008	September 30, 2008
Accounts receivable - trade	$-	$43,999
Allowance for doubtful accounts	-	-
Accounts receivable, net	$-	$43,999

NOTE 3 – MARKETABLE SECURITIES

	Unaudited		Audited
	December 31, 2008		September 30,2008
	Number of shares	Amount	Number of shares	Amount
CEC Unet Pte	16,821,254	$2,562,469	16,821,254	$2,562,469
Asia Premium TV Inc	239,201	617,604	239,201	617,604
Unrealized loss		(2,577,728)		(2,161,519)
Net balance		$602,345		$1,018 ,554

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	Unaudited	Audited
	December 31, 2008	September 30, 2008
Office equipment	$7,549	$7,165
Computer software	292,600	293,328
	300,149	300,493
Less: accumulated depreciation	74,625	60,082
	$225,524	$240,411

Depreciation for the three months ended December 31, 2008 was $14,692 compared with the three months ended December 31, 2007 $24,150, respectively.

NOTE 5 - CONVERTIBLE NOTES, WARRANTS AND STOCK OPTIONS

On March 22, 2007, we executed a subscription agreement with certain accredited investors, including Professional Offshore Opportunity Fund Ltd, pursuant to which we agreed to issue a principal amount worth $1,500,000 in senior convertible promissory notes and warrants to purchase shares of our common stock. The financing was closed on March 29, 2007.

The aggregate gross proceeds from the sale of the notes and warrants were $1,500,000.  The convertible notes are due three years from the date of issuance. We prepaid all interest due under the convertible notes through the issuance of 1.5 million shares of our common stock.  The notes are initially convertible into our common shares at a conversion price of $1.00 per share.  After the occurrence of an event of default under the notes, the conversion price adjusts to eighty percent (80%) of the volume weighted average price of our common shares for the five trading days prior to a conversion date. The discount on warrants fair value increases from $(500,379) as at September 30, 2008 to $26,775 as at December 31, 2008. On February 6, 2009, we closed a Convertible Debt Settlement Agreement with these accredited investors (“Settlement Agreement”) pursuant to which we have re-purchased all of the outstanding senior convertible notes. Under the Settlement Agreement, in exchange for canceling the notes and underlying agreements, we agreed to pay back the principal amount of the Notes ($1,500,000), and $610,126 in interest and default penalties. We paid $250,000 of the $1,500,000 in the principal amount at closing, and are obligated to pay $250,000 every 90 days from closing until the principal is paid in full. We agreed to pay interest and penalties of $610,126 in the form of common shares of CEC Unet Plc. (AIM: CECU) which we hold. The payment is due 90 days from closing date. The amount of CECU shares payable to the investors is calculated by using the lowest bid price of the CECU shares for the five days prior to the payment date minus 10%. The securities of CECU are currently subject to a trading suspension on the AIM Market. If on the stated payment date, the CECU Shares are not trading on the AIM Market, then we are required to pay the amount in cash or cash equivalents. The parties also amended the Warrants to remove any registration rights and purchase price reset provisions, among other changes. As additional consideration, limited mutual releases were given by the parties. We received $250,000 in funds from Redrock Capital Venture Limited, a BVI company (“Redrock”).

We used these funds to make the initial payment under the Settlement Agreement. Dr. Bruno Wu, who is our Chairman and a control person of our company, also is the Chairman of Redrock, however, Dr. Wu has no ownership interest in Redrock. Mr. Wu’s spouse, Ms. Yang Lan, is the majority shareholder of Redrock. She also is controlling shareholder of Sun Media Investment Holdings, one of our largest shareholders. The loan from Redrock is due on demand and bears no interest.

NOTE 6 - OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follows:

	Unaudited	Audited
	December 31,2008	September 30, 2008

Other payable	$1,485,595	$1,472,630
Accrued expenses	273,594	384,095
Taxes payable	1,043	907
	$1,760,232	$1,857,632

Other payables mainly include $1.5 million for professional fees, other deposit, and other office expenses. Included in accrued operating expenses are business tax, VAT and consulting expenses.

NOTE 7 – OPERATING LEASES

The majority of our operations are in China, where we have leased offices in Beijing. Our Beijing office consists of 8,740 square feet. The lease extends for a period of two years terminating on July 31, 2009. Our annual rent is $192,569.  We believe that our existing facilities are adequate to meet our current requirements, and that future growth can be accommodated by leasing additional or alternative space.  At December 31, 2008,  minimum rentals of $112,332 were due in 2009.

NOTE 8 -AMOUNTS DUE FROM/ (TO) SHAREHOLDERS/ RELATED PARTIES

The amounts due from and to shareholders and other related parties are non-trade, non interest bearing and with no fixed terms of repayment.

NOTE 9- HELD FOR SALE OPERATIONS

The Company intends to divest itself of the William Brand’s  women apparel business and other non-material businesses. Consequently, the following assets and liabilities, which reflect these businesses, have been segregated and included in assets and liabilities of held for sale operations, as appropriate, in the consolidated balance sheet as of December 31, 2008:

	Unaudited	Audited
	December 31, 2008	September 30, 2008
Cash and bank	$449,363	$373,494
Accounts receivable-net	2,108,086	2,500,662
Due from shareholders	680,763	680,763
Other receivable, prepayments, and deposit	176,087	366,429
Property plant and equipment - net	1,360,408	1,360,471
Intangible assets-net and goodwill	628,069	629,289
Assets of held for sale operations	$5,402,776	$5,911,108

Accounts payable	$186,717	$184,151
Other payables	638,147	563,431
Minority interest	493,517	494,029

Liabilities of held for sale operations	$1,318,381	$1,241,611

Moreover, the following income and expense items, attendant to these businesses, have been segregated and included in income (loss) from held for sale operations, as appropriate, in the consolidated income statement for the three months ended December 31, 2008 and 2007.

	Unaudited
	Three months ended December 31,
	2008	2007
Net sales	$555,552	$1,346,525
Cost of sales	923,149	1,080,617
Gross margin	(367,597)	265,908
Consulting and professional fees	33,895	30,816
General and administrative	57,246	(84,447)
Marketing and sales	73,521	38,345
Depreciation and amortization	3,221	211,481
1794 Income(Loss) from operations	(535,480)	69,713
Other income (expenses)Interest income (expenses)	542	794
Income tax	-	(378)
Minority interest	-	(3,327)
Net income (loss) from held for sale operations	$(534,938)	$66,802

NOTE 10- SUBSEQUENT EVENT

On February 6, 2009, we closed a Convertible Debt Settlement Agreement with these accredited investors (“Settlement Agreement”) pursuant to which we have re-purchased all of the outstanding senior convertible notes. Under the Settlement Agreement, in exchange for canceling the notes and underlying agreements, we agreed to pay back the principal amount of the Notes ($1,500,000), and $610,126 in interest and default penalties. We paid $250,000 of the $1,500,000 in the principal amount at closing, and are obligated to pay $250,000 every 90 days from closing until the principal is paid in full. We agreed to pay interest and penalties of $610,126 in the form of common shares of CEC Unet Plc. (AIM: CECU) which we hold. The payment is due 90 days from closing date. The amount of CECU shares payable to the investors is calculated by using the lowest bid price of the CECU shares for the five days prior to the payment date minus 10%. The securities of CECU are currently subject to a trading suspension on the AIM Market. If on the stated payment date, the CECU Shares are not trading on the AIM Market, then we are required to pay the amount in cash or cash equivalents. The parties also amended the Warrants to remove any registration rights and purchase price reset provisions, among other changes. As additional consideration, limited mutual releases were given by the parties. We received $250,000 in funds from Redrock Capital Venture Limited, a BVI company (“Redrock”). We used these funds to make the initial payment under the Settlement Agreement. Dr. Bruno Wu, who is our Chairman and a control person of our company, also is the Chairman of Redrock, however, Dr. Wu has no ownership interest in Redrock. Mr. Wu’s spouse, Ms. Yang Lan, is the majority shareholder of Redrock. She also is controlling shareholder of Sun Media Investment Holdings, one of our largest shareholders. On January 14, 2009, we entered into a loan agreement with Redrock. The loan from Redrock is due on demand and bears no interest. Please refer to our Form 8-K filed with the Securities and Exchange Commission on February 19, 2009 for a more detailed information with respect to the Settlement Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements relate to, among other things, our future plans of operations, business strategy, operating results and financial position and are often, though not always, indicated by words or phrases such as "anticipate," "estimate," "plan," "project," "outlook," "continuing," "ongoing," "expect," "believe," "intend," and similar words or phrases. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled "Risk Factors" previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008:

▪

Our short operating history and rapidly evolving business makes it difficult for us to accurately forecast revenues and expenses;

▪

Our strategy of acquiring businesses, assets and technologies may fail;

▪

We have no agreements for our new business endeavors and we have not  established standards for such transactions.;

▪

Our need for additional capital (and concomitant dilution effect);

Consequently, readers of this Report should not rely upon these forward-looking statements as predictions of future events. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update or revise any forward-looking statements in this Report to reflect any new events or any change in conditions or circumstances. All of the forward-looking statements in this Report are expressly qualified by these cautionary statements.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

As used in this quarter report, the terms “we”, “us”, “our”, and “NXMR” mean NextMart, Inc. and its wholly-owned subsidiaries.

Overview

In fiscal year 2009 we plan to continue with the development of financial services and venture investment strategy previously announced by us on May 22, 2008 (see our Form 8-K of May 22, 2008). In this regard, we will seek to acquire equity stakes or establish other arrangements in high margin business (es) located in China. In order to accomplish our strategy, we will attempt to leverage the experience of our affiliates, our available cash albeit limited, and our common stock to acquire business interest(s) in high growth sectors of the Chinese economy. In addition, we may seek to raise funds for such acquisitions or arrangements. As this time, we can not predict the exact combination of efforts required to achieve our strategy. As of the date of this report, we are in the process of formulating our plan, and have not entered into any formal agreements regarding any of the forgoing. It is conceivable that we may enter into merger, share exchange, direct investment, consulting, joint venture, or licensing agreements or a combination thereof, with targeted companies.  If we are required to issue our common stock in connection with our strategy, it is likely that significant dilution will result to existing shareholders. Moreover, as a result of one or more such transactions, a change of control of our company may result due to the issuance of our common stock.

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

In fiscal year 2009, we plan to aggressively pursue this strategy while seeking to divest the William Brand’s  women apparel business, and other non-material businesses. As of the date of this report, we have not finalized the manner of such divestitures, however, we intend to transfer the William Brand subsidiary to its original owners in exchange for the common stock previously issued to such owners. Any such transaction will be subject to approval of the board of directors, a fairness evaluation, and approval from our existing shareholders and debtholders.  We can not predict whether will be successful in divesting of the William Brand operations. Our plans to adopt a new business strategy in financial advisory/direct investment will be subject to formal agreements with numerous parties, certain asset valuations, fairness opinions, and various approvals including, but not limited to, shareholder approval, debt holder approval, auditor approval, and other regulatory approval. Moreover, even if it is able to meet the various requirements and regulations indicated above, we can not predict whether we will be successful with our new business initiatives or whether they will generate profitable operations.

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

Results of Operations

The following discussion relates to our existing marketing consulting services business. We provide marketing services to other companies in China. The discussions below exclude the results of operations of our businesses held for sale discussed elsewhere herein, except for the (Loss) Income from held for sale operations discussion below.

Three Months Ended December 31, 2008 compared with Three Months Ended December 31, 2007

Sales. Our sales for the three months ended December 31, 2008 and 2007 were $41,637 and $49,811 respectively. These sales were primarily due to the operation of consulting service business.

Cost of sales. Our cost of sales for the three months ended December 31, 2008 and 2007 were $2,082 and $2,813 respectively. This was primarily due to the operation of consulting service business.

Gross Margin. As a result of the foregoing, our gross margin for the three months ended December 31, 2008 and 2007 were $39,555 and $46,998 respectively.

Operating Expenses. Our operating expenses for the three months ended December 31, 2008 and 2007 were $149,920 and $397,430 respectively, which consisted primarily of administrative expenses in the amount of $89,666 and $314,704 respectively.

Loss from continuing operations before income taxes expenses. Our loss from continuing operations before income taxes expenses for the three months ended December 31, 2008 and 2007 was $702,691 and $425,468. The reason of the differences is mentioned above.

(Loss)Income from held for sale operations. Our loss from held for sale operations for the three months ended December 31, 2008 was $534,938 and income from held for sale operations for the three months ended December 31, 2007 was $66,802. There was increase 0.47 million of it for the three months ended December 31, 2008 compared the same period 2007, that is because the marketing and sales expenses and other office related expenses.

 Liquidity and Capital Resources

We have financed our operations primarily through cash generated from equity investments, operating activities and a mixture of short and long-term loans for affiliated and non-affiliated parties. The following table summarizes our cash flows for the three months ended December 31, 2008 and 2007:

	Unaudited
	Three Months Ended December 31,
	2008	2007
Net cash used in operating activities	$(618,448)	$(626,467)
Net cash provided by (used in) investing activities	138,311	(655,612)
Net cash provided by (used in) financing activities	996	(171,937)
Net effect of exchange rate changes on consolidation	(81,110)	12,765
Net decrease in cash and cash equivalents from continuing operations	(560,251)	(1,441,251)
Net increase in cash and cash equivalents from held for sale operations	573,247	1,822,542

Cash and cash equivalents at end of period	120,249	864,053

 Our total assets as of December 31 2008 were $10,605,324. Our total liabilities as of December 31, 2008 were $6,059,470.

We continue to experience significant losses from operations. We are uncertain as to when we will achieve profitable operations. We have an immediate need for capital to conduct our ongoing operations and to advance the development of financial services and venture investment strategy our planned. We anticipate raising capital through additional private placements of our equity securities, proceeds received from the exercise of outstanding warrants and options, and, if available on satisfactory terms, debt financing. We can not guarantee that we will be successful in our efforts to enhance our liquidity. If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our current and/or proposed operations. Our inability to raise additional funds as described above may forced us to restructure, file for bankruptcy, sell assets or cease operations,  any of which could adversely impact our business and business strategy, and the value of our capital stock. Due to the current price of our common stock, any common stock based financing may create significant dilution to the then existing shareholders. In addition, in order to conserve capital and to provide incentives for our employees and service providers, it is conceivable that we may issue stock for services in the future which also may create significant  dilution to existing shareholders.

Contractual Obligations

The majority of our operations are in China, where we have leased offices in Beijing. Our Beijing office consists of 8,740 square feet. The lease extends for a period of two years terminating on July 31, 2009. Our annual rent is $192,569. The combined lease expense for the three months ended December 31, 2008 amounted to $23,324 and 55,952 for the nine months.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder's equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Application of Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the year ended September 30, 2008. We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period.

Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demand on our management's judgment.

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

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," as described in Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2007. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive income.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2008, we had approximately $120,249 in cash and cash equivalents.  A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. The majority of our revenues derived and expenses and liabilities incurred are in Renminbi (the currency of the PRC). Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currency of Renminbi.  We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions.  However, we may choose to do so in the future.  We may not be able to do this successfully.  Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.

Item 4. Controls and Procedures

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

There were no changes in our internal controls over financial reporting during the three month ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-K for the fiscal year ended September 30, 2008 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any pending legal proceedings against us. We may in future be party to litigation arising in the course of our business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextMart, Inc.

Date: February 23, 2009	By:	/s/ Ren Huiliang
Ren Huiliang
Date：February 23, 2009		Chief Executive Officer /s/Ren Huiliang Ren Huiliang Acting Chief Financial Officer