Form 10-Q
period 2009-03-31
NextMart Inc.
filed 2009-05-15
CIK 1088005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      o No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). o Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer o     Accelerated Filer o     Non-Accelerated Filer o     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes x No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 176,038,067 shares of common stock outstanding as of May 15, 2009.

NEXTMART, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED March 31, 2009

Table of Contents

PART I   FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2009	September 30, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$140,261	$107,253
Accounts receivable, net of allowance for doubtful accounts	-	43,999
Other receivables, net of allowance for doubtful accounts	35,948	1,177
Marketable securities	561,680	1,018,554
Amount due from shareholders	-	946,891
Amount due from related parties	2,323,351	-
Current assets of held for sale operations	3,775,691	3,921,347
Total Current Assets	6,836,931	6,039,221

Deferred charges, net	1,606,668	1,816,666
Property, plant and equipment, net	210,709	240,411
Other long-term assets	1,731,401	1,731,401
Long-term Assets of held for sale operations	1,950,316	1,989,760
	$12,336,025	$11,817,459

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,219	$47,219
Other payables and accrued expenses	3,029,880	1,857,632
Amount due to shareholders	-	429,571
Amount due to related parties	1,674,043	546,133
Current liabilities of held for sale operations	1,506,496	1,241,611
Total Current Liabilities	6,257,638	4,122,166

Convertible notes	1,500,000	1,500,000
Discount on warrants fair value, net	62,518	(500,379)
Minority interest	414,384	415,369

STOCKHOLDERS' EQUITY
Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued
Common stock; authorized 750,000,000 shares, par value US$0.01;
Issued and outstanding, 90,204,734 shares	902,048	902,048
Reserved to be issued , 53,029 shares	530	530
Additional paid-in capital	95,337,626	95,337,626
Accumulated deficit	(89,050,791)	(87,493,877)
Accumulated other comprehensive loss-Unrealized loss on marketable securities	(2,618,393)	(2,161,519)
Accumulated other comprehensive loss-Other	(469,535)	(304,505)
Total stockholders' equity	4,101,485	6,280,303
	$12,336,025	$11,817,459

See notes to consolidated financial statements.

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Unaudited		Unaudited
	Three Months Ended March 31,		Six Months Ended March 31,
	2009	$2008	2009	$2008
Sales	$-	-	$41,637	49,811
Cost of sales	-	-	2,082	2,813
Gross Margin	-	-	39,555	46,998

Operating expenses
General and administrative expenses	123,482	270,528	213,149	397,787
Marketing and sales	-	-	-	1,346
Depreciation and amortization	96,005	229,256	110,696	448,106
Consulting and professional fees	48,925	135,107	94,487	192,337
	268,412	634,891	418,332	1,039,576
Operating loss	(268,412)	(634,891)	(378,777)	(992,578)
Other income (expense)
Interest income (expense)	25	(3,188)	(147)	647
Change in fair value of convertible note, warrants and option	(35,741)	-	(562,895)	-
Interest expense	(65,000)	(182,871)	(130,000)	(261,742)
	(100,716)	(186,059)	(693,042)	(261,095)
Loss from continuing operations before income tax expense and minority interest	(369,128)	(820,950)	(1,071,819)	(1,253,673)
Income tax expense	-	-	-	-
Minority interest	476	2,570	974	5,060
Loss from continuing operations	(368,652)	(818,380)	(1,070,845)	(1,248,613)
(Loss) income from held for sale operations	48,870	65,055	(486,068)	216,706
(Loss) income from discontinued operations	-	19,054	-	(36,692)
Net Loss	(319,782)	(734,271)	(1,556,914)	(1,068,599)
Other comprehensive income (loss)
Foreign currency translation adjustment	(83,920)	(3,667)	(165,030)	（12,765）
Unrealized loss	(40,664)	-	(456,873)	-
Total comprehensive loss	$(444,367)	$(737,938)	$(2,178,818)	$(1,081,364)

Weighted average number of common shares outstanding – basic and diluted	90,204,734	87,093,170	90,204,734	87,093,170
Earning (loss) per share
Continuing operations – basic and diluted	(0.00)	(0.01)	(0.01)	(0.01)
Held for sale operations – basic and diluted	0.00	0.00	(0.01)	0.00

See notes to consolidated financial statements.

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Six Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations
Net loss from continuing operations	$(1,070,846)	$(1,248,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	110,696	448,106
Change in fair value of CN & warrants option	562,895
Interest expense	130,000	261,742
Minority interest	(974)	(5,060)

Change in operating assets and liabilities
Accounts receivable and other receivables	9,229	(48,099)
Other current assets	-	3,266,595
Accounts payable and other payables	1,282,748	(950,499)
Accruals	(110,501)	(179,501)

Net Cash Provided by Operating Activities from continuing operations	913,248	1,544,671

CASH FLOWS FROM INVESTING ACTIVITIES
(Acquisition)/proceed from sale of property and equipment	(994)	5,370
Amounts due from related party	(2,323,351)	58,835
Amounts due from shareholders	946,891	(90,112)
Change in long term prepaid expense	-	(1,996,667)
Capitalization of intangible assets	-	(7,148)
Net Cash Used in Investing Activities from continuing operations	(1,377,454)	(2,029,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to related parties	1,127,911	681,665
Amounts due to shareholders	(429,571)	-
Discount on warrants fair value	-	79,742
Net Cash Provided by Financing Activities from continuing operations	698,340	761,407

Effect of exchange rate fluctuations on cash	(163,674)	(348,599)

Net (decrease) / increase in cash and cash equivalents from continuing operations	70,461	(72,243)
Net increase /(decrease) in cash and cash equivalents from held for sale operations	(37,453)	115,764
Net decrease in cash and cash equivalents from discontinued operations	-	(28,302)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	107,253	158,547
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$140,261	$173,766

Supplemental disclosure of cash flow information
Interest paid	$130,000	$-
Income taxes paid	$-	$-

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

Deferred Charges

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

Reclassification

The comparative figures have been reclassified to conform to current period presentation.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31, 2009	September 30, 2008
Accounts receivable - trade	$-	$43,999
Allowance for doubtful accounts	-	-
Accounts receivable, net	$-	$43,999

NOTE 3 – MARKETABLE SECURITIES

	Unaudited		Audited
	March 31, 2009		September 30,2008
	Number of shares	Amount	Number of shares	Amount
CEC Unet PLC	16,821,254	$2,562,469	16,821,254	$2,562,469
Asia Premium TV Inc	239,201	617,604	239,201	617,604
Unrealized loss		(2,618,393)		(2,161,519)
Net balance		$561,680		$1,018 ,554

The Company holds 16,821,254 common shares of CEC Unet, PLC, subject to the disclosures below. The Company has been informed that on January, 19 2009, the shares of CEC Unet, PLC were delisted on the AIM Market (London Exchange). From September 30 to January 18, 2009, the shares of CEC Unet, PLC were suspended from trading on AIM

Market. Having reviewed the valuation of the CECU shares as stated in the Company’s Form 10 for the period ended March 31, 2009, management believes that there is no material changes to the value of the shares as CEC Unet’s operations have not undergone any material changes when compared with the time of delisting. The management of the Company was informed by CEC Unet that CEC Unet is considering splitting CEC Unet into two, separating the core top up business from its other non-performing assets and injecting it into a shell company, that could be listed. CEC Unet may also consider relisting its current shell company on the AIM market after undergoing a restructuring and acquiring other performing assets. However, at this time we have not received any detailed information or confirmation about the relisting plan. The Directors of CEC Unet Plc have promised to provide further information about their plan once they decide on the best course of action to enhance shareholder’s value. As such, management will continue to closely monitor the situation and will make a further assessment based on the expected disclosure of their plans.

The Company holds 1,009,275 shares of CEC Unet Pte. (AIM: CECU) in escrow which will be transferred to Arum Island Ltd, an unaffiliated third party, when these shares are free from restriction as a consulting fee.

The Company holds 4,000,000 shares of CECU in escrow which will be transferred to Professional Offshore Opportunity Fund Ltd when these shares are free from restriction under a consulting agreement with the third party.

The Company holds 179,201 shares of Asia Premium TV Inc (OTC BB: ATVG) for the benefit of Wuxi Guangxin Movie and Carton Ltd, who is the minority shareholder of Wuxi Sun Network Technology Ltd.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	Unaudited	Audited
	March 31, 2009	September 30, 2008
Office equipment	$7,549	$7,165
Computer software	292,600	293,328
	300,149	300,493
Less: accumulated depreciation	89,440	60,082
	$210,709	$240,411

Depreciation for the six months ended March 31, 2009 was $30,696 compared with the six months ended March 31, 2008 $75,654, respectively.

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

The aggregate gross proceeds from the sale of the notes and warrants were $1,500,000.  The convertible notes are due three years from the date of issuance. We prepaid all interest due under the convertible notes through the issuance of 1.5 million shares of our common stock.  The notes are initially convertible into our common shares at a conversion price of $1.00 per share.  After the occurrence of an event of default under the notes, the conversion price adjusts to eighty percent (80%) of the volume weighted average price of our common shares for the five trading days prior to a conversion date. The discount on warrants fair value increases from $(500,379) as at September 30, 2008 to $62,516 as at March 31, 2009.

On February 6, 2009, we closed a Convertible Debt Settlement Agreement with these accredited investors (“Settlement Agreement”) pursuant to which we have re-purchased all of the outstanding senior convertible notes. Under the Settlement Agreement, in exchange for canceling the notes and underlying agreements, we agreed to pay back the principal amount of the Notes ($1,500,000), and $610,126 in interest and default penalties. We paid $250,000 of the $1,500,000 in the principal amount at closing, and are obligated to pay $250,000 every 90 days from closing until the principal is paid in full. We agreed to pay interest and penalties of $610,126 in the form of common shares of CEC Unet Plc. (AIM: CECU) which we hold. The payment is due 90 days from closing date. The amount of CECU shares payable to the investors is calculated by using the lowest bid price of the CECU shares for the five days prior to the payment date minus 10%. The securities of CECU are currently subject to a trading suspension on the AIM Market. If on the stated payment date, the CECU Shares are not trading on the AIM Market, then we are required to pay the amount in cash or cash equivalents. The parties also amended the Warrants to remove any registration rights and purchase price reset provisions, among other changes. As additional consideration, limited mutual releases were given by the parties. We received a loan in the amount of $250,000 from Redrock Capital Venture Limited, a BVI company (“Redrock”), and we used these funds to make the initial payment under the Settlement Agreement. Dr. Bruno Wu, our former Chairman and a control person of our company, is the Chairman of Redrock, however, Dr. Wu has no ownership interest in Redrock. Dr. Wu’s wife, Ms. Yang Lan, is the majority shareholder of Redrock. She is also the controlling shareholder of Sun Media Investment Holdings, one of our largest shareholders. The loan from Redrock is due on demand and bears no interest.

NOTE 6 - OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follows:

	Unaudited	Audited
	March 31,2009	September 30, 2008

Other payable	$2,756,819	$1,472,630
Accrued expenses	273,594	384,095
Taxes payable	(533)	907
	$3,029,880	$1,857,632

Other payables mainly include professional fees, other deposit, and other office expenses. Included in accrued operating expenses are business tax, VAT and consulting expenses.

NOTE 7 – OPERATING LEASES

The majority of our operations are in China, where we have leased offices in Beijing. Our Beijing office consists of 8,740 square feet. The lease extends for a period of two years terminating on July 31, 2009. Our annual rent is $192,569.  We believe that our existing facilities are adequate to meet our current requirements, and that future growth can be accommodated by leasing additional or alternative space.  At March 31, 2009, the minimum rentals of $112,332 were due in 2009.

NOTE 8 -AMOUNTS DUE FROM/ (TO) SHAREHOLDERS/ RELATED PARTIES

The amounts due from and to shareholders and other related parties are non-trade, non interest bearing and with no fixed terms of repayment.

NOTE 9- HELD FOR SALE OPERATIONS

The Company intends to divest itself of the William Brand’s  women apparel business and other non-material businesses. Consequently, the following assets and liabilities, which reflect these businesses, have been segregated and included in assets and liabilities of held for sale operations, as appropriate, in the consolidated balance sheet as of March 31, 2009:

	Unaudited	Audited
	March 31, 2009	September 30, 2008
Cash and bank	$336,040	$373,494
Accounts receivable-net	2,153,672	2,500,662
Due from shareholders	680,762	680,762
Other receivable, prepayments and deposit	605,217	366,429
Property plant and equipment - net	1,323,462	1,360,471
Intangible assets-net and goodwill	626,854	629,289
Assets of held for sale operations	$5,726,007	$5,911,107

Accounts payable	$476,485	$184,151
Other payables	536,494	563,431
Minority interest	493,517	494,029
Liabilities of held for sale operations	$1,506,496	$1,241,611

Moreover, the following income and expense items, attendant to these businesses, have been segregated and included in income (loss) from held for sale operations, as appropriate, in the consolidated income statement for the six months ended March 31, 2009 and 2008.

	Unaudited
	Six months ended March 31,
	2009	2008
Net sales	$1,314,024	$2,626,712
Cost of sales	1,564,768	2,214,731
Gross margin	(250,744)	411,981
Consulting and professional fees	11,969	12,608
General and administrative	111,335	106,772
Marketing and sales	73,520	61,212
Depreciation and amortization	41,434	24,469
Income(Loss) from operations	(489,002)	206,920
Other income (expenses)Interest income (expenses)	2,568	831
Income tax	366	(378)
Minority interest	-	9,333
Net income (loss) from held for sale operations	$(486,068)	$216,706

NOTE 10- COMMON STOCK

On March 9, 2009, we closed a Subscription Agreement with Redrock Capital Venture Ltd, a BVI company (“Redrock”), under which we agreed to issue up to $1,500,000 of our senior convertible notes (“Senior Notes”). At closing, we issued a $1,250,000 Senior Note to Redrock in exchange for the cancellation of a like amount of our outstanding demand notes held by Redrock (which includes the $250,000 loan referenced in Note 5 above). As part of the transaction, we agreed to issue to Redrock 3,000,000 of our common shares as prepaid interest under the Senior Notes of which 2,500,000 were issued as prepaid interest for the $1,250,000 Senior Note.

The Senior Notes are initially convertible into our common shares at a conversion price of $0.015 per share.  After the occurrence of an event of default under the Senior Notes, the conversion price shall be adjusted to eighty percent (80%) of the volume weighted average price of our common shares for the five trading days prior to a conversion date.

If, on the payment date, the market price for our common shares are equal to or more than $0.015 per share, we may make this payment in our common shares at the then existing conversion rate.  However, if, on the payment date, either (i) the market price for our common shares are less than $0.015 per share or (ii) a Registration Statement covering the common stock underlying the notes and warrants is not effective, then we must make this payment in cash in an amount equal to 135% of the Principal Amount component of the Monthly Amount. Subject to certain terms and conditions set forth therein, the Senior Notes are redeemable by us at a rate of between 120% to 150% of the outstanding principal amount of the notes plus interest. We have agreed to register the secondary offering and resale of the shares issuable upon conversion of the New Notes and Interest Shares under certain circumstances.

On March 10, 2009, we received a notice of conversion from Redrock stating that Redrock will convert the $1,250,000 Senior Note into our common stock. Pursuant to the terms of the note and Redrock’s conversion request, we are required to issue Redrock 83,333,333 shares of our common stock. This amount is in addition to the 2,500,000 common shares issuable as prepaid interest under the $1,250,000 Senior Note

   On April 15 2009, we issued 85,833,333 shares of our common stock to Redrock Capital Venture Limited. As a result, Redrock is now our largest shareholder, holding approximately 53% of our outstanding common stock (fully diluted as to Redrock).

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

Overview

In fiscal year 2009, we intend to continue with our plan to participate in venture stage funding to acquire equity stakes in Chinese firms with cancer fighting technologies and techniques as previously disclosed in our Form 8-K of March 16, 2009. We expect our specific areas of focus to be in biomedicine and interventional therapy. In order to accomplish our strategy, we will attempt to leverage the experience of our affiliates, our available cash albeit limited, and our common stock to acquire business interest(s) in pharmaceutical and interventional therapy businesses focusing on cancer treatment. In addition, we may seek to raise funds for such acquisitions or arrangements. At this time, we can not predict the exact combination of efforts required to achieve our strategy. As of the date of this report, we are in the process of assessing potential business opportunities, and have not entered into any formal agreements regarding any of the forgoing. It is conceivable that we may enter into merger, share exchange, direct investment, consulting, joint venture, or licensing agreements or a combination thereof, with targeted companies.  If we are required to issue our common stock in connection with our strategy, it is likely that significant dilution will result to existing shareholders. Moreover, as a result of one or more such transactions, a change of control of our company may result due to the issuance of our common stock.

As mentioned in the referenced Form 8-K, we plan to leverage investment advisory and other services of affiliated entities so as to provide value added expertise to enhance our investments. We are hopeful that these value added services will lower our out of pocket costs associated with our investments. Our affiliated entities are Sun Media Investment Holdings Ltd., and a related investment firm, Redrock Capital Group Ltd., a British Virgin Island company located in Beijing. Redrock Capital Group Ltd. is the parent entity of Redrock Capital Venture Ltd., our largest shareholder.

China’s medical industry is quickly developing and will continue to do so as the Chinese government continues to invest in and support the development of world class healthcare facilities and healthcare service providers. On March 5 2009, the Chinese government announced that it plans to invest an extra RMB850 billion into the health care system over the next three years.  The need for high quality cancer treatment in China, and the world over, is apparent. According to the WHO, cancer is the single largest cause of death among non-infectious diseases in the world. According to China’s Third National Survey of Diseases in April 2008, China’s cancer death rate has increased by 80%. In China, one out of every five deaths is due to cancer, with the total number of deaths due to cancer exceeding two million a year.

We believe that the need and desire for cancer treatments in China coupled with the amount of existing but underdeveloped Chinese treatment providers has created a historic opportunity to successfully enter China’s expanding health care marketplace.

We remind investors that our plans to re-focus our business to participate in the health industry in China, specifically cancer treatment is subject to substantial risks and uncertainties. We can not predict whether we will be successful in identifying, selecting and investing in business, technologies, or treatments that will prove successful in the future. Our efforts will be subject to our ability to raise additional funds (which in turn will cause dilution to existing shareholders), formal agreements with numerous parties, certain asset valuations, and various approvals including, but not limited to, debt holder approval, auditor approval, and other regulatory approval.  Therefore, we can not predict with certainty whether we will be successful in our re-structuring efforts. As this time, we can not predict the exact combination of efforts required to achieve our strategy. As of the date of this report, we are in the process of formulating our plan, and have not entered into any formal agreements regarding any of the forgoing. It is conceivable that we may enter into merger, share exchange, direct investment, consulting, joint venture, or licensing agreements or a combination thereof, with targeted companies.  If we are required to issue our common stock in connection with our strategy, it is likely that significant dilution will result to existing shareholders. Moreover, as a result of one or more such transactions, a change of control of our company may result due to the issuance of our common stock.

Prior to fiscal year 2008, we had planned to develop an integrated online-offline direct sales platform for the ladies' apparel sector in China. However, our business and business strategy were adversely impacted in a material manner due to the appreciation of the Chinese currency (yuan) against the US dollar(which resulted in US consumers paying higher prices for products manufactured in China), coupled with an already weak US retail market. Accordingly, we were unable to meet our projected operating results and milestones for the periods. The lack of operating results adversely impacted our stock price during the applicable periods. Due to the depressed price of our common stock together with the overall world-wide financial market turmoil, we were unable to raise the necessary funds to support our expansion strategy. Consequently in May 2008, as indicated above, we determined to change our business focus initially attempting to focus on the financial advisory/direct investments. As mentioned above, we have redirected this focus towards the healthcare industry in China.

In fiscal year 2009, we planed to aggressively pursue this strategy while seeking to divest the William Brand’s  women apparel business, and other non-material businesses. As of the date of this report, we have not finalized the manner of such divestitures. We intend to consider transferring the William Brand subsidiary to its original owners in exchange for the common stock previously issued to such owners. Any such transaction will be subject to approval of the board of directors, and may be subject to other conditions such as fairness determination, and approval from our existing shareholders and debtholders.  We can not predict whether will be successful in divesting of the William Brand operations. Our plans to adopt a new business strategy in financial advisory/direct investment will be subject to formal agreements

Results of Operations

The following discussion relates to our existing internet and marketing consulting businesses. We provide internet based marketing and web-site development services to other companies in China. The discussions below exclude the results of operations of our businesses held for sale discussed elsewhere herein, except for the (Loss) Income from held for sale operations discussion below.

Three Months Ended March 31, 2009 compared with Three Months Ended March 31, 2008

Sales and Cost of Sales.  During the three months ended March 31, 2009 and 2008, respectively, we had no revenues from operations. As a result of the lack of sales, our costs of sales for the 2009 period and 2008 period were both $0.

Gross Margin. As a result of the foregoing, our gross margin for the three months ended March 31, 2009 and 2008 were both $0 as well.

Operating Expenses. Operating expenses which includes general and administrative expenses, consulting and professional fees, and depreciation and amortization, for the three months ended March 31, 2009 totaled $268,411, a decrease of $ 366,480 or 57.7% from $634,891 for the corresponding 2008 period. General and administrative expenses were $123,482 for the 2009 period, a decrease of $147,046 or 54.4% from $270,528 for the 2008 comparable period. The decrease is due to reduced salaries and related expenses at our corporate office. Depreciation and amortization totaled $96,005 for the 2009 period, a decrease of $133,251 or 58.1% from $229,256 for the comparable 2008 period. The decrease is due to mainly to reduction in amortization resulting from the disposition of intangible assets that occurred during the 12 month period ended March 31, 2009. Consulting and professional fees for the 2009 period totaled $48,924, a decrease of $86,183 or 63.8% from $135,107 for the comparable period in 2008. The decrease reflects lower consulting fees due to the reduction in revenues.

Operating Loss. We had an operating loss of $268,411 for the 2009 period compared with an operating loss of $634,891 for the comparable period in 2008. The decrease of $366,480 or 57.7% from the prior period is because of the factors discussed above.

Other Income (Expense). We had interest income of $25 during the 2009 period compared with $(3,188) for the comparable period in 2008. For the 2009 period, we had a change in fair value of convertible notes, warrants and options of $(35,741) compared with $0 for the 2008 period. For the 2009 period, we had interest expense on outstanding debt of $(65,000) compared with $(182,871) for the comparable period in 2008, due to the overall reduction in outstanding debt occurring during the 12 month period ended March 31, 2009.

Minority Interest. We had a minority interest gain for the 2009 and 2008 periods of $476 and $2,570, respectively.

Loss from continuing operations. Our loss from continuing operations for the three months ended March 31, 2009 and 2008 was $368,652 and $818,380, respectively. The reason of the differences is due to the reasons discussed above.

(Loss)Income from held for sale operations (Loss)Income from discontinued operations and Net Loss. Our income from held for sale operations for the three months ended March 31, 2009 and 2008 was $48,870 and $65,055, respectively. During the 2008 period, we had income from discontinued operations of $19,054. We did not have a similar gain (or a loss) in the 2009 period. We had a net loss of $(319,782) for the 2009 period compared with a net loss of $(734,271) for the comparable period in 2008.

Other Comprehensive Income (Loss). We had a foreign currency translation adjustment loss of $(83,920) for the 2009 period compared with a loss of $(3,667) for the comparable period in 2008. The increase is due to the increase in liabilities in Renminbi. In 2009, we had an unrealized loss of $(40,664) due to the write down of securities held during the period due to the market delisting of such securities. For the three months ended March 31, 2009, we had a comprehensive loss of $(444,367) compared with a comprehensive loss of $(737,938) for the comparable period in 2008 for the reasons discussed above.

Six Months Ended March 31, 2009 compared with Six Months Ended March 31, 2008

Sales. Our sales for the six months ended March 31, 2009 and 2008 were $41,637 and $49,811 respectively. These sales were primarily due to the operation of consulting service business occurring in the first fiscal quarter of each period..

Cost of sales. Our cost of sales for the six months ended March 31, 2009 and 2008 were $2,082 and $2,813 respectively. This was primarily due to the operation of consulting service business. The decrease is in line with the drop in sales .

Gross Margin. As a result of the foregoing, our gross margin for the six months ended March 31, 2009 and 2008 were $39,555 and $46,998 respectively.

Operating Expenses. Our operating expenses for the six months ended March 31, 2009 and 2008 were $378,777 and $992,578 respectively. General and administrative expenses for the 2009 and 2008 periods were $213,149 and $397,787, respectively. The decrease in the 2009 period was due to reduced salaries and related expenses at our corporate office. The depreciation and amortization expenses were $110,696 and $448,106 respectively. The decrease in the 2009 period is due mainly to reduction in amortization resulting from the disposition of intangible assets that occurred during the 12 month period ended March 31, 2009. Consulting and professional fees were $94,487 and $192,337, for the 2009 and 2008 periods, respectively. The decrease in the 2009 period reflects lower consulting fees due to the reduction in revenues.

Operating Loss. We had an operating loss of $(378,777) for the 2009 period compared with an operating loss of $(992,578) for the comparable period in 2008. The decrease from prior period is due to the factors discussed above.

Other Income (Expense). We had interest expense of $(147) during the 2009 period compared with interest income of $647 for the comparable period in 2008. For the 2009 period, we had a change in fair value of convertible notes, warrants and options of $(562,895) compared with $0 for the 2008 period. For the 2009 period, we had interest expense on outstanding debt of $(130,000) compared with $(261,742) for the comparable period in 2008, of which the decrease for the 2009 period is was due to the overall reduction in outstanding debt occurring during the 12 month period ended March 31, 2009.

Minority Interest. We had a minority interest gain for the 2009 and 2008 periods of $974 and $5,060, respectively.

Loss from continuing operations. Our loss from continuing operations for the six months ended March 31, 2009 and 2008 was $1,070,845 and $1,248,613, respectively. The difference is due to the reasons discussed above.

(Loss)Income from held for sale operations. We had a loss from held for sale operations for the six months ended March 31, 2009 of $486,068 compared with income of $216,706 from held for sale operations for the six months ended March 31, 2008. The difference was due to reduced revenues for the 2009 period coupled with increased marketing and sales expenses and other office related expenses.

Other Comprehensive Income (Loss). We had a foreign currency translation adjustment loss of $(165,030) for the 2009 period compared with a loss of $(12,765) for the comparable period in 2008. The increase is due to the increase in liabilities in Renminbi. In 2009, we had a n unrealized loss of $(456,873) due to the write down of securities held during the period due to the market suspension of such securities. For the six months ended March 31, 2009, we had a comprehensive loss of $(2,178,818) compared with a comprehensive loss of $(1,081,364) for the comparable period in 2008.

 Liquidity and Capital Resources

We have financed our operations primarily through cash generated from equity investments, operating activities and a mixture of short and long-term loans for affiliated and non-affiliated parties.

The following table summarizes our cash flows for the six months ended March 31, 2009 and 2008:

	Unaudited
	Six Months Ended March 31,
	2009	2008
Net cash provided by operating activities from continuing operations	$913,248	$1,544,671
Net cash used in investing activities from continuing operations	(1,377,455)	(2,029,722)
Net cash provided by financing activities from continuing operations	698,340	761,407
Net effect of exchange rate changes on consolidation	(163,674)	(348,599)

Net increase /(decrease) in cash and cash equivalents from continuing operations	70,461	(72,243)
Net increase /(decrease) in cash and cash equivalents from held for sale operations	(37,453)	115,764
Net (decrease) in cash and cash equivalents from discontinued operations	-	(28,302)
Cash and cash equivalents at beginning of period	107,253	158,547
Cash and cash equivalents at end of period	140,261	173,766

Our total assets as of March 31, 2009 were $12,336,025. Our total liabilities as of March 31, 2009 were $8,234,540. As of March 31, 2009, we had working capital of $579,293 compared with $1,917,056 as of September 30, 2008. The decrease is due to cash used in operations, the reduction in marketable securities, the increase in other payables and accrued expenses and amount due to related parties.

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

Contractual Obligations

The majority of our operations are in China, where we have leased offices in Beijing. Our Beijing office consists of 8,740 square feet. The lease extends for a period of two years terminating on July 31, 2009. Our annual rent is $192,569. The combined lease expense for the six months ended March 31, 2009 amounted to $23,324 and 55,952 respectively.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At March 31, 2009, we had approximately $140,261 in cash and cash equivalents.  A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

There were no changes in our internal controls over financial reporting during the six month ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any pending legal proceedings against us. We may in future be party to litigation arising in the course of our business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None Dan will check this part

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

NextMart, Inc.

Date: May 15, 2009	By:	/s/ Carla Zhou
Carla Zhou Chief Executive Officer and Chief Financial Officer