Form 10-Q
period 2009-06-30
NextMart Inc.
filed 2009-08-14
CIK 1088005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

  +86 (0)10 8518 9669

 (Issuer Telephone number)

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

Yes x No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 193,204,734 shares of common stock outstanding as of August 13, 2009.

NEXTMART, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED June 30, 2009

Table of Contents

INDEX

PART I FINANCIAL INFORMATION
		3
Item 1.	Financial Statements
		14
Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20

Item 4.	Controls and Procedures.	21

PART II OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities.	21

Item 6.	Exhibits.	21

Signatures.		22

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2009	September 30, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,215	$106,171
Other receivables, net of allowance for doubtful accounts	58,247	1,178
Marketable securities	7,200	661,944
Other Assets	542,544	-
Amount due from shareholders	967,976	946,891
Amount due from related parties	45,199	-
Current assets of discontinued operations	3,448,419	4,323,038
Total Current Assets	5,168,800	6,039,222

Deferred charges, net	1,306,668	1,816,666
Property, plant and equipment, net	7,346	5,749
Other long-term assets	1,731,401	1,731,401
Long-term Assets of discontinued operations	2,121,193	2,224,421
	$10,335,408	$11,817,459

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,219	$47,219
Other payables and accrued expenses	2,466,264	1,554,951
Amount due to shareholders	303,335	-
Amount due to related parties	611,411	532,537
Current liabilities of discontinued operations	2,344,334	2,402,828
Total Current Liabilities	5,772,563	4,537,535

Convertible notes	-	1,500,000
Discount on warrants fair value, net	-	(500,379)

STOCKHOLDERS' EQUITY
Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued	-	-
Common stock; authorized 750,000,000 shares, par value US$0.01; Issued and outstanding, 193,204,734 shares (2009),and 90,204,734 shares(2008)	1,932,048	902,048
Reserved to be issued , 53,029 shares	530	530
Additional paid-in capital	95,900,142	95,337,626
Accumulated deficit	(90,209,323)	(87,493,877)
Accumulated other comprehensive loss-Unrealized loss on marketable securities	(2,608,825)	(2,161,519)
Accumulated other comprehensive loss-Other	(451,727)	(304,505)
Total stockholders' equity	4,562,845	6,280,303
	$10,335,408	$11,817,459

See notes to consolidated financial statements.

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Unaudited		Unaudited
	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	$2008	2009	$2008
Sales	$57,215	-	$98,852	-
Cost of sales	18,593	-	20,675	-
Gross Margin	38,622	-	78,177	-

Operating expenses
General and administrative expenses	174,209	735,004	386,114	1,025,741
Depreciation and amortization	40,195	210,286	120,441	630,469
Consulting and professional fees	18,395	169,699	112,882	362,035
	232,799	1,114,989	619,437	2,018,245
Operating loss	(194,177)	(1,114,989)	(541,260)	(2,018,245)
Other income (expense)
Other income (expense)	(610,168)	338	(610,313)	960
Change in fair value of convertible note, warrants and option	-	-	(562,895)	-
Interest expense	(290,000)	(151,871)	(420,000)	(413,613)
	(900,168)	(151,533)	(1,593,208)	(412,653)
Loss from continuing operations before income tax expense and minority interest	(1,094,345)	(1,266,522)	(2,134,468)	(2,430,898)
Income tax expense	-	-	-	-
Loss from continuing operations	(1,094,345)	(1,266,522)	(2,134,468)	(2,430,898)
(Loss) income from discontinued operations	(64,189)	113,289	(580,978)	209,065
Net Loss	(1,158,534)	(1,153,233)	(2,715,446)	(2,221,833)
Other comprehensive income (loss)
Foreign currency translation adjustment	(149,101)	(167,023)	(147,222)	(179,788)
Unrealized loss	9,568	(1,096,828)	(447,306)	(2,342,934)
Total comprehensive loss	$(1,298,067)	$(2,417,084)	$(3,309,974)	$(4,744,555)

Weighted average number of common shares outstanding – basic and diluted	163,067,697	87,093,170	114,492,388	87,093,170
Loss per share
Continuing operations – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Discontinued operations – basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

See notes to consolidated financial statements.

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS	Unaudited
	Nine Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,715,446)	$(2,221,833)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	120,441	630,469
Change in fair value of CN & warrants option	562,895	-
Interest expense	420,000	413,613
Discontinued operations	580,978	(209,065)
Other expense	610,126	-

Change in operating assets and liabilities
Accounts receivable & other receivables	(57,069)	-
Other current assets	-	2,495,307
Accounts payable , other payables & accruals	301,187	(1,388,904)

Net Cash Used in Operating Activities	(176,888)	(280,413)

CASH FLOWS FROM INVESTING ACTIVITIES :
(Acquisition of ) /proceeds from sale of plant and equipment	(2,038)	505,231
Amounts due from related party	(45,199)	(151,882)
Amounts collected (due) from shareholders	(21,085)	11,636

Net Cash provided by (used in) Investing Activities	(68,322)	364,985

CASH FLOWS FROM FINANCING ACTIVITIES :
Amounts due to related parties	78,874	67,144
Amounts due to shareholders	303,335	-

Net Cash Provided by Financing Activities	382,209	67,144

Effect of exchange rate fluctuations on cash and cash equivalents	(270,308)	(244,533)
Net decrease in cash and cash equivalents from continuing operations	(133,309)	(92,817)

Net increase in cash and cash equivalents from discontinued operations	126,353	5,525

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	106,171	139,723

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$99,215	$52,431

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$-	$-

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

Revenue recognition

We generate revenue through the provision of consulting services. We recognize revenues from consulting services in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” when all of the following conditions exist: persuasive evidence of an arrangement exists in the form of providing consulting services; or services have been rendered; the Company’s consulting fee received from the clients is fixed or determinable pursuant to the terms of the consulting agreement.

Cost of revenues

Cost of revenues includes salary and other related costs for our management services and technical support staff, as well as third-party contractor expenses.  Additionally cost of revenues includes fees for hosting facilities, bandwidth costs, and equipment and related depreciation costs. Cost of revenues will vary significantly from period to period depending on the level of management services provided.

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

Foreign currency translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, since the functional currency of the Company is Renminbi (RMB), the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars (USD). Monetary assets and liabilities are translated using the foreign rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any translation gain or loss incurred is reported in the consolidated statement of operations. In 2009, we used 6.8268 RMB per USD for the weighted average rate, and we used 6.8353 RMB per USD as the balance sheet date rate (June 30, 2009).

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

Reclassification

The comparative figures have been reclassified to conform to current period presentation.

NOTE 2 – MARKETABLE SECURITIES AND OTHER ASSETS

	Unaudited		Audited
	June 30, 2009		September 30,2008
	Number of shares	Amount	Number of shares	Amount

Marketable Securities

CEC Unet PLC	0	$0	16,821,254	$2,562,469
Asia Premium TV Inc	60,000	154,917	60,000	154,917
Unrealized loss		(147,717)		(2,055,442)
Net balance		$7,200		$661,944

Other Assets

CEC Unet PLC	16,821,254	$2,562,469	-	-
Unrealized loss		(2,019,925)	-	-
		542,544		-

The Company holds 16,821,254 common shares of CEC Unet, PLC, subject to the disclosures below. The Company has been informed that on January, 19, 2009, the shares of CEC Unet, PLC were delisted on the AIM Market (London Exchange). From September 30 to January 18, 2009, the shares of CEC Unet, PLC were suspended from trading on AIM Market. Having reviewed the valuation of the CECU shares as stated in the Company’s Form 10-K for the period ended September 30, 2008, management believes that there is no material changes to the value of the shares as CEC Unet’s operations have not undergone any material changes when compared with the time of delisting. The management of the Company was informed by CEC Unet that CEC Unet is considering splitting CEC Unet into two entities, separating the core top up business from its other non-performing assets and injecting it into a shell company, that could be listed. CEC Unet may also consider relisting its current shell company on the AIM market after undergoing a restructuring and acquiring other performing assets. However, at this time we have not received any detailed information or confirmation about the relisting plan. The Directors of CEC Unet Plc have promised to provide further information about their plan once they decide on the best course of action to enhance shareholder’s value. As such, management will continue to closely monitor the situation and will make a further assessment based on the expected disclosure of their plans. The shares of CEC Unet, PLC were reclassified to Other Assets due to the delisting situation.

Of the total amount of shares stated above;

The Company holds 1,009,275 shares of CEC Unet Plc. (AIM: CECU) in escrow which will be transferred to Arum Island Ltd, an unaffiliated third party, when these shares are free from restriction as a consulting fee.

The Company holds 4,000,000 shares of CECU in escrow which will be transferred to Professional Offshore Opportunity Fund Ltd when these shares are free from restriction under a consulting agreement with the third party.

On January 23, 2008, Evenstar Master Fund SPC (“Evanstar”) subscribed convertible bonds of CEC Unet PLC in the amount of US$10,000,000. In connection with this transaction, on April 29, 2008, the Company entered into an agreement with Evenstar, on behalf of CECU, to lend to Evenstar 10,821,254 ordinary shares of CEC Unet PLC (AIM:CECU).  Evenstar has the legal and beneficial title to these shares until the redemption date of convertible bonds.

The Company also holds 60,000 shares of Asia Premium TV Inc (OTC BB: ATVG).

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	Unaudited	Audited
	June 30, 2009	September 30, 2008
Office equipment	$9,203	$7,165
Less: accumulated depreciation	1,857	1,416
Net	$7,346	$5,749

Depreciation for the nine months ended June 30, 2009 was 441 compared with the nine months ended June 30, 2008 $71,791, respectively.

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

On February 6, 2009, we closed a Convertible Debt Settlement Agreement with these accredited investors (“Settlement Agreement”) pursuant to which we have re-purchased all of the outstanding senior convertible notes. Under the Settlement Agreement, in exchange for canceling the notes and underlying agreements, we agreed to pay back the principal amount of the Notes ($1,500,000), and $610,126 in interest and default penalties. We paid $250,000 of the $1,500,000 in the principal amount at closing, and are obligated to pay $250,000 every 90 days from closing until the principal is paid in full. As of May 9, 2009, an additional $250,000 was due and payable. We made a payment of $150,000 of the amount due in July 2009 and $100,000 of the May payment remains outstanding. We agreed to pay interest and penalties of $610,126 in the form of common shares of CEC Unet Plc. (AIM: CECU) which we hold. The payment is due 90 days from closing date. The amount of CECU shares payable to the investors is calculated by using the lowest bid price of the CECU shares for the five days prior to the payment date minus 10%. The securities of CECU are currently subject to a trading suspension on the AIM Market. If on the stated payment date, the CECU Shares are not trading on the AIM Market, then we are required to pay the amount in cash or cash equivalents. As of the date of this report, we have not made the interest and penalty payment to these investors. The parties also amended the Warrants to remove any registration rights and purchase price reset provisions, among other changes. As additional consideration, limited mutual releases were given by the parties. We received a loan in the amount of $250,000 from Redrock Capital Venture Limited, a BVI company (“Redrock”), and we used these funds to make the initial payment under the Settlement Agreement. Dr. Bruno Wu, our former Chairman and an influential person of our company, is the Chairman of Redrock, however, Dr. Wu has no ownership interest in Redrock. Dr. Wu’s wife, Ms. Yang Lan, is the majority shareholder of Redrock. She is also the controlling shareholder of Sun Media Investment Holdings, one of our shareholders. The loan from Redrock is due on demand and bears no interest.

NOTE 6 - OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follows:

	Unaudited	Audited
	June 30, 2009	September 30, 2008

Other payable	$2,192,560	$1,170,590
Accrued expenses	273,234	383,734
Taxes payable	470	627
	$2,466,264	$1,554,951

Other payables mainly include the principal and interests payment to some certain accredited investors, professional fees, other deposit, and other office expenses. Included in accrued operating expenses are business tax, VAT and consulting expenses.

NOTE 7 – OPERATING LEASES

The majority of our operations are in China, where we have leased offices in Beijing. Our Beijing office consists of 8,740 square feet. The lease extends for a period of two years terminating on July 31, 2011. Our annual rent is $192,569.  We believe that our existing facilities are adequate to meet our current requirements, and that future growth can be accommodated by leasing additional or alternative space.  At June 30, 2009, the total future commitments for minimum rentals payment were as follows:

Unaudited
Reminder of fiscal 2008/09	$48,142
Fiscal 2009/2010	192,569
Fiscal 2010/2011	160,474
Fiscal 2011/2012	-
Total	$401,185

NOTE 8 -AMOUNTS DUE FROM/ (TO) SHAREHOLDERS/ RELATED PARTIES

The amounts due from and to shareholders and other related parties are non-trade, non interest bearing and with no fixed terms of repayment.

NOTE 9- DISCONTINUED OPERATIONS

The Company intends to divest itself of the William Brand’s women apparel business and other non-material businesses. In keeping with that intent, on August 1, 2009, the Company entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”), an unaffiliated PRC company (See Note

11-Subsequent Events). Consequently, the following assets and liabilities, which reflect these businesses, have been segregated and included in assets and liabilities of discontinued operations, as appropriate, in the consolidated balance sheet as of June 30, 2009:

	Unaudited	Audited
	June 30, 2009	September 30, 2008
Cash and bank	$500,929	$374,576
Accounts receivable-net	2,099,556	2,544,660
Due from shareholders	680,763	680,763
Other receivable, prepayments and deposit	145,667	366,429
Marketable security	21,504	356,610
Property plant and equipment - net	1,494,340	1,595,134
Intangible assets-net and goodwill	626,853	629,287
Assets of discontinued operations	$5,569,612	$6,547,459

Accounts payable	$295,611	$184,151
Other payables	1,140,822	1,309,279
Minority interest	907,901	909,398
Liabilities of discontinued operations	$2,344,334	$2,402,828

Moreover, the following income and expense items, attendant to these businesses, have been segregated and included in income (loss) from held for sale operations, as appropriate, in the consolidated income statement for the nine months ended June 30, 2009 and 2008.

	Unaudited
	nine months ended June 30,
	2009	2008
Net sales	$1,368,329	$4,450,052
Cost of sales	1,567,749	3,580,250
Gross margin	(199,420)	869,802
Consulting and professional fees	12,422	26,887
General and administrative	176,710	444,939
Marketing and sales	86,612	93,241
Depreciation and amortization	109,801	120,679
	385,545	685,746
Income(Loss) from operations	(584,965)	184,056
Other income (expenses)	2,648	(7,214)
Income tax	365	(378)
Minority interest	974	32,601
Net income (loss) from discontinued operations	$(580,978)	$209,065

NOTE 10- COMMON STOCK

On March 9, 2009, as previously reported, we completed a Subscription Agreement with Redrock Venture Capital Ltd (“Redrock”), a BVI company, under which we agreed to issue up to $1,500,000 of our senior convertible notes (“Senior Notes”) to Redrock. At closing, we issued $1,250,000 in Senior Notes in exchange for the cancellation of demand notes for the same principal amount held by Redrock. As a result, a total of $250,000 remained unsubscribed under the Subscription Agreement. On April 15, 2009, Redrock converted the $1,250,000 Senior Note into 83,333,333 shares of our common stock. We also issued Redrock 2,500,000 shares of our common stock as prepaid interest for the $1,250,000 Senior Note.

Redrock has since paid the $250,000 to us under the terms of the Subscription Agreement. In connection with that payment, on June 1, 2009, we issued a Senior Note in the amount of $250,000. This Senior Note is due and payable on November 1, 2010. We also are required to issue 500,000 shares of our common stock to Redrock as prepaid interest for the Senior Note as provided under the Subscription Agreement.

On June 17, 2009, we received a notice of conversion from Redrock converting the $250,000 Senior Note into 16,666,667 shares of our common stock at a conversion price is $0.015 per share. On June 23, 2009, we issued 17,166,667 shares of our common stock to Redrock Capital Venture Limited. The amount represents 16,666,667 shares of our common stock issuable on conversion of the $250,000 Senior Note and 500,000 shares of our common stock issuable as prepaid interest on the Senior Note. Redrock is our largest shareholder, holding approximately 53.3% of our outstanding common stock.

On August 1, 2009, the Company entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”), an unaffiliated PRC company (See Note 11-Subsequent Events). Under the terms of the Agreement, the Company received from Hua Hui the commercial income rights to 10,000 square meters the Huadun Changde International Hotel located in the city of Changde in China’s Hunan Province (“Project”). As consideration, the Company shall pay RMB100,000,000 (US$14,627,811), to be satisfied by issuing to Hua Hui 250,000,000 shares of its common stock valued at US$0.024 per share (the closing price of the Company’s common stock on the transaction date) for a total stock value of approximately RMB41,000,000 (or US$6,000,000).  Upon completion of the transaction, Hua Hui will become the Company’s majority shareholder and will own approximately 56.41% Company’s outstanding shares.

The transaction will be executed through an escrow agreement (“Escrow Agreement”) in which Hua Hui will receive 30% of the Shares and all the Assets within 90 days of signing the Agreement. The other 70% of the Shares will be held in escrow until the completion of the Construction.

NOTE 11- SUBSEQUENT EVENTS

On August 1, 2009, the Company entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”), an unaffiliated PRC company. Hua Hui is part of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within China.

Under the terms of the Agreement, the Company received from Hua Hui the commercial income rights to 10,000 square meters the Huadun Changde International Hotel located in the city of Changde in China’s Hunan Province (“Project”). The Project is currently under development by Hua Hui. The parties have valued the commercial income rights at RMB115,000,000 (US$16,821,719). As consideration, the Company shall pay RMB100,000,000 (US$14,627,812), to be satisfied by issuing Hua Hui 250,000,000 shares of its common stock valued at US$0.024 per share (the closing price of the Company’s common stock on the transaction date) for a total stock value of approximately RMB41,000,000 (or US$6,000,000),and the transfer of certain company assets valued at approximately RMB59,000,000 (US$8,630,273).  Upon completion of the transaction, Hua Hui will become the Company’s majority shareholder and will own approximately 56.41% Company’s outstanding shares.

The transaction will be executed through an escrow agreement (“Escrow Agreement”) in which Hua Hui will receive 30% of the Shares and all the Assets within 90 days of signing the Agreement. The other 70% of the Shares will be held in escrow until the completion of the Construction.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the " Securities Act ") and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the " Exchange Act "). Such statements relate to, among other things, our future plans of operations, business strategy, operating results and financial position and are often, though not always, indicated by words or phrases such as "anticipate," "estimate," "plan," "project," "outlook," "continuing," "ongoing," "expect," "believe," "intend," and similar words or phrases. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled "Risk Factors" previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008:

       Our business history makes it difficult for us to accurately forecast revenues and expenses ;

Our strategy of acquiring businesses, assets and technologies may fail;

We have no agreements for our new business endeavors and we have not  established standards for such transactions. ;

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

Overview

As reported on our Form 8-K filed on August 5, 2009, we entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”), an unaffiliated PRC company. Hua Hui is part of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within China.

Under the terms of the Agreement, the Company received from Hua Hui the commercial income rights to 10,000 square meters the Huadun Changde International Hotel located in the city of Changde in China’s Hunan Province (“Project”). The Project is currently under development by Hua Hui. The parties have valued the commercial income rights at RMB115,000,000 (US$16,821,719). As consideration, the Company shall pay RMB100,000,000 (US$14,627,812), to be satisfied by issuing Hua Hui 250,000,000 shares of its common stock valued at US$0.024 per share (the closing price of the Company’s common stock on the transaction date) for a total stock value of approximately RMB41,000,000 (or US$6,000,000),and the transfer of certain company assets valued at approximately RMB59,000,000 (US$8,630,273).  Upon completion of the transaction, Hua Hui will become the Company’s majority shareholder and will own approximately 56.41% Company’s outstanding shares.

As a result of this transaction, our new business strategy is to offer private member health club memberships to wealthy Chinese and to sell self-branded health products via direct sales channels. This product and services model will be rolled out in two phases. Phase One is to establish its Demao Tang Clubs as private member health clubs that offer specialized health services and products to its members. These clubs would provide first class preventative and recovery care using the most modern methods and products. We plan to develop this club concept in cooperation with top tier membership clubs and health care services companies specializing in preventative and recovery care. To begin, the Company plans to partner with China’s most elite members clubs to embed its Demao Tang clubs and related health services and products into these existing operations. To that end, we are in final discussions with existing elite clubs in Beijing and Shanghai and expect to enter into partnership with these clubs sometime during the second half of calendar 2009. The Company also plans to develop its own Demao Tang clubs at independent locations, as in the case of the Hunan Club. Revenues from the planned clubs would be derived from the sale of memberships to its clubs and the sale of private label and third party health products and services within the clubs.

In order to provide its planned health services and products to club members, we plan to selectively partner with leading health service and technology providers to provide our members with state of the art medical screening and certain treatment procedures. We are currently in final stage discussions with potential partners that would provide: 1) an infrared automatic screening system, which is used to identify various ailments and diseases at an early stage; 2) DNA testing for cervical cancer; 3) cancer recovery and anti-aging treatments; 4) stem cell based recovery and restorative treatments. These services would be complimented by a range of leading health products including herbal medicines. The health services and product partnerships would be managed by us at each of the planned health clubs, which will allow Demao Tang clubs to offer its high-end members with holistic health solutions and a comfortable environment in which to undergo their desired health treatment.

Phase Two involves the direct sales for Demao Tang branded or third party health products. These products would include certain types of supplements and herbal and homeopathetic medicines as well as general health and anti-aging products designed to restore and maintain health and well-being.  We will partner with established producers to self-brand already developed and government approved supplements, herbal medicines, and general health products. We do not intend to develop and manufacture its own health products, but rather carefully select and brand existing products with the Demao Tang brand name. In order to minimize product costs, product partnerships will be done through profit sharing agreements. This light weight product sales model eliminates many of the costs associated with the development and sale of health products. The direct sales channel would initially include our private member health clubs and our own online direct sales platform. The Company is also considering launching a small network of self-owned retail stores in major Chinese cities to sell our Demao Tang products in the second half of 2010, after which the Company plans to expand the network through franchising.

We expect to successfully sell club memberships and Demao Tang branded health products through its access (via its various affiliates) to a network of media channels which includes over 70 print media and 700 online media channels including online sales channels, many of which target our desired market: China’s rich and influential. Existing data indicates that China now has 900,000 people with over RMB10,000,000 in assets, of which 100,000 have over RMB100,000,000 in assets. We believe that as China’s economy continues its explosive growth, the number of Chinese consumers able and willing to access top quality health services will grow exponentially. Our health services and product business model is based on our assessment of the needs of the emerging Chinese healthcare market as it seeks to increase care capacity. We believe that lack of access to top-quality preventative treatments and particularly recovery care for major diseases like cancer is inversely matched by the demand among an ever expanding class of affluent Chinese consumers. By providing private, high-class health clubs and direct sales channels through which our branded health products and are directly provided to affluent customers, we believe we will be well placed to meet that demand.

We remind investors that our plans to re-focus our business to participate in the health club industry in China, specifically cancer treatment is subject to substantial risks and uncertainties. We can not predict whether we will be successful in identifying, selecting and investing in business, technologies, or treatments that will prove successful in our new business efforts. Our efforts will be subject to our ability to raise additional funds (which in turn will cause dilution to existing shareholders), formal agreements with numerous parties, certain asset valuations, and various approvals including, but not limited to, debt holder approval, approval of professionals, and other regulatory approval.  Therefore, we can not predict with certainty whether we will be successful in our re-structuring efforts. As this time, we can not predict the exact combination of efforts required to achieve our strategy. As of the date of this report, we are in the process of formulating our plan, and have not entered into any formal agreements regarding any of the forgoing. It is conceivable that we may enter into merger, share exchange, direct investment, consulting, joint venture, or licensing agreements or a combination thereof, with targeted companies.  If we are required to issue our common stock in connection with our strategy, it is likely that significant dilution will result to existing shareholders. Moreover, as a result of one or more such transactions, a change of control of our company may result due to the issuance of our common stock.

Prior to fiscal year 2008, we had planned to develop an integrated online-offline direct sales platform for the ladies' apparel sector in China. However, our business and business strategy were adversely impacted in a material manner due to the appreciation of the Chinese currency (yuan) against the US dollar (which resulted in US consumers paying higher prices for products manufactured in China), coupled with an already weak US retail market. Accordingly, we were unable to meet our projected operating results and milestones for the various periods. The lack of operating results adversely impacted our stock price during the applicable periods. Due to the depressed price of our common stock together with the overall world-wide financial market turmoil, we were unable to raise the necessary funds to support our expansion strategy.

Consequently in May 2008, as indicated above, we determined to change our business focus initially attempting to focus on the financial advisory/direct investments. As mentioned above, we have redirected this focus towards the healthcare industry in China.

Results of Operations

The following discussion relates to our existing internet and marketing consulting businesses. We provide internet based marketing and web-site development services to other companies in China. The discussions below exclude the results of operations of our businesses held for sale discussed elsewhere herein, except for the (Loss) Income from held for sale operations discussion below. As a result of our recent transaction with Hua Hui, the results of operations discussed below may not be meaningful in potentially assessing future operations of the Company.

Three Months Ended June 30, 2009 compared with Three Months Ended June 30, 2008

Sales.  During the three months ended June 30, 2009, we had $57,215 in sales while there was no revenue from operations for the comparable period in 2008.

Cost of Sales. Our costs of sales for the 2009 period and 2008 period were $18,593 and $0 respectively. Cost of Sales represents personnel cost of the consulting business.

Gross Margin. As a result of the foregoing, our gross margins for the three months ended June 30, 2009 and 2008 were  $38,622 and $0, respectively.

Operating Expenses. Operating expenses (which includes general and administrative expenses, consulting and professional fees, and depreciation and amortization) for the three months ended June 30, 2009 totaled $232,799, a decrease of $ 882,190 or 79.12% from $1,114,989 for the corresponding 2008 period. General and administrative expenses were $174,209 for the 2009 period, a decrease of $560,795 or 76.3% from $735,004 for the 2008 comparable period. The decrease for the 2009 period is due to reduced salaries and related expenses at our corporate office as a result of our scaled down operations. Depreciation and amortization totaled $40,195 for the 2009 period, a decrease of $170,091 or 80.89% from $210,286 for the comparable 2008 period. The decrease for the 2009 period is due to mainly to reduction in amortization resulting from the disposition of intangible assets that occurred during the 12 month period ended June 30, 2009. Consulting and professional fees for the 2009 period totaled $18,395, a decrease of $151,304 or 89.16% from $169,699 for the comparable period in 2008. The decrease in consulting fees reflects our reduced operations.

Operating Loss. We had an operating loss of $194,177 for the 2009 period compared with an operating loss of $1,114,989 for the comparable period in 2008. The decrease of $920,812or 82.58% from the prior period is due to the factors discussed above.

Other Income (Expense). We had other expenses of $610,168 during the 2009 period compared with an interest income of $338 for the comparable period in 2008. The expense in 2009 period was for the interests and default penalties related to the convertible bonds.

Interest Expense. For the 2009 period, we had interest expense of $290,000 compared with $151,871 for the comparable period in 2008, due to the balance of the unamortized prepaid interest on convertible bonds was fully charged to interest expense during 2009.

Loss from continuing operations. Our loss from continuing operations for the three months ended June 30, 2009 and 2008 was $1,094,345 and $1,266,522, respectively due to the reasons discussed above.

(Loss) Income from discontinued operations and Net Loss.  Our loss from discontinued operations for the three months ended June 30, 2009 was $64,189 compared with a gain of $113,289 in 2008. We have a net loss of $1,158,534 in 2009 and a net loss of $1,153,233 for the comparable period in 2008.

Other Comprehensive Income(Loss). We had a foreign currency translation adjustment loss of $149,101 for the 2009 period compared with a loss of $167,023 for the comparable period in 2008. The increase is due to the value of the US dollar in comparison to the RMB. In 2008, we had an unrealized loss of $1,096,828 due to the write down of securities held during the period due to the market delisting of such securities. For the three months ended June 30, 2009, we had a comprehensive loss of $1,298,067 compared with a comprehensive loss of $2,417,084 for the comparable period in 2008 for the reasons discussed above.

Nine Months Ended June 30, 2009 compared with Nine Months Ended June 30, 2008

Sales. During the nine months ended June 30, 2009 and 2008, we had sales of $98,852 and $0, respectively. These sales were primarily due to the operation of consulting service business.

Cost of Sales. Our cost of sales for the nine months ended June 30, 2009 and 2008 were $20,675 and $0, respectively. Cost of Sales represents personnel cost of the consulting business.

Gross Margin. As a result of the foregoing, our gross margins for the nine months ended June 30, 2009 and 2008 were $78,177 and $0, respectively.

Operating Expenses. Our operating expenses (which includes general and administrative expenses, consulting and professional fees, and depreciation and amortization) for the nine months ended June 30, 2009 and 2008 were $619,437 and $2,018,245, respectively. General and administrative expenses were $386,114 for the 2009 period, a decrease of $639,627 or 62.36% from $1,025,741 for the 2008 period.  The decrease for the 2009 period was due to reduced salaries and related expenses at our corporate office due to our scaled down operations. The depreciation and amortization expenses were $120,441 for the 2009 period, a decrease of $510,028 or 80.90%, from $630,469 for the 2008 period. The decrease for the 2009 period is due mainly to reduction in amortization resulting from the disposition of intangible assets that occurred during the 12 month period ended June 30, 2009. Consulting and professional fees were $112,882 and $362,035, for the 2009 and 2008 periods, respectively. The decrease in the 2009 period reflects our reduced operations and revenues.

Operating Loss. We had an operating loss of $541,260 for the 2009 period compared with an operating loss of $2,018,245 for the comparable period in 2008. The decrease from prior period is due to the factors discussed above.

Other Income (Expense). We had other expense of $610,313 during the 2009 period compared with other income of $960 for the comparable period in 2008. For the 2009 period, the expense was for the interests and default penalties related to the convertible bonds.

Interest Expense. For the 2009 period, we had interest expense on of $420,000 compared with $413,613 for the comparable period in 2008.

Loss from continuing operations. Our loss from continuing operations for the nine months ended June 30, 2009 and 2008 was $2,134,468 and $2,430,898, respectively. The difference is due to the reasons discussed above.

(Loss)Income from discontinued operations. We had a loss from discontinued operations for the nine months ended June 30, 2009 of $590,978 compared with income of $209,065 from discontinued operations for the nine months ended June 30, 2008. The difference was due to reduced revenues for the 2009 period coupled with increased marketing and sales expenses and other office related expenses.

Other Comprehensive Income (Loss). We had a foreign currency translation adjustment loss of $147,222 for the 2009 period compared with a loss of $179,788 for the comparable period in 2008. The increase is due to the value of the US dollar in comparison to the RMB. In 2009 and 2008, we had an unrealized loss of $447,306 and $2,342,934 respectively, due to the write down of securities held during the period due to the market suspension of such securities. For the nine months ended June 30, 2009, we had a comprehensive loss of $3,309,974 compared with a comprehensive loss of $4,744,555 for the comparable period in 2008.

 Liquidity and Capital Resources

We have financed our operations primarily through cash generated from equity investments, operating activities and a mixture of short and long-term loans for affiliated and non-affiliated parties.

The following table summarizes our cash flows for the nine months ended June 30, 2009 and 2008:

	Unaudited
	Nine Months Ended June 30,
	2009	2008
Net cash used in operating activities from continuing operations	$(176,888)	(280,413)
Net cash (used in) provided by investing activities from continuing operations	(68,322)	364,985
Net cash provided by financing activities from continuing operations	382,209	67,144
Net effect of exchange rate fluctuations on cash and cash equivalents	(270,308)	(244,533)

Net decrease in cash and cash equivalents from continuing operations	(133,309)	(92,817)
Net increase in cash and cash equivalents from discontinued operations	126,353	5,525
Cash and cash equivalents at beginning of period	106,171	139,723
Cash and cash equivalents at end of period	99,215	52,431

Our total assets as of June 30, 2009 were $10,335,408. Our total liabilities as of June 30, 2009 were $5,772,563. As of June 30, 2009, we had working capital of $(603,763) compared with $1,501,687 as of September 30, 2008. The decrease is due to cash used in operations, the reduction in marketable securities, and increases in other payables, accrued expenses.

We continue to experience significant losses from operations. We are uncertain as to when we will achieve profitable operations. We have an immediate need for capital to conduct our ongoing operations and to advance the planned venture investment strategy. We anticipate raising capital through additional private placements of our equity securities, proceeds received from the exercise of outstanding warrants and options, and, if available on satisfactory terms, debt financing. We can not guarantee that we will be successful in our efforts to enhance our liquidity. If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our current and/or proposed operations. Our inability to raise additional funds as described above may forced us to restructure, file for bankruptcy, sell assets or cease operations,  any of which could adversely impact our business and business strategy, and the value of our capital stock. Due to the current price of our common stock, any common stock based financing may create significant dilution to the then existing shareholders. In addition, in order to conserve capital and to provide incentives for our employees and service providers, it is conceivable that we may issue stock for services in the future which also may create significant dilution to existing shareholders.

The Company's new business plan has two interelated models: 1) developing a network of Demao Tang branded health clubs; 2) Initiating a direct sales business for Demao Tang branded health products. The company plans to roll out its new business plan by initially focusing on developing its network of Demao Tang health clubs. To the end, in 2009 and 2010 we are planning to open up three Demao Tang clubs in Beijing, Shanghai, and Huangshan Mountain respectively. For these three clubs, the Company plans to partner with China’s most elite members clubs to embed its Demao Tang clubs and related health services and products into their existing operations. In order to launch the development and marketing of these initial Demao Tang Clubs, we anticipate that we will incur at total of RMB20,000,000 (or approximately US$ 2,925,516) expenditures during the fiscal years 2009 and 2010 . The Company expects that most of the incurred costs for developing the health club business will be financed by our major shareholders Beijing Hua Hui Hengye Investment Ltd. and Redrock Capital Venture Ltd, with any additional funds to be raised through third parties. However, presently, we do not have any commitments for such funds. The issuance of our common stock to riase funds will likely cause significant dilution to existing shareholders.

In 2010 we plan to develop our direct sales model. For direct sales business, we plan to partner with established producers to self-brand already developed and government approved supplements, herbal medicines, and general health products. To begin with, we plan to sell these health products through online direct sales platforms.our network of Demao Tang clubs and other partnered elite members clubs. At this time we expect that the operational capital for our initial direct sales business would be RMB5,000,000 (or US$731,379) a year. We expected that the majority of these operational costs can be funded by selling our Demao Tang Club membership cards for the three clubs mentioned above. The initial price of membership cards are expected to vary between RMB50,000 to RMB 500,000 (US$7,313 to US$73,138), depending on the services purchased by club member.

Contractual Obligations

The majority of our operations are in China, where we have leased offices in Beijing. Our Beijing office consists of 8,740 square feet. The lease extends for a period of two years terminating on July 31, 2011. Our annual rent is $192,569. At June 30, 2009, the total future commitments for minimum rentals payment are $48,142 for fiscal 2009.

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

Revenue Recognition

We generate revenue through consulting services and recognize such revenues from consulting services in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” when all of the following conditions exist: persuasive evidence of an arrangement exists in the form of providing consulting services; or services have been rendered; the Company’s consulting fee received from the clients is fixed or determinable pursuant to the terms of the consulting agreement

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," as described in Note 12 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2008. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive income.

 Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not applicable

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

There were no changes in our internal controls over financial reporting during the nine month ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

We were obligated to make a $250,000 payment on May 9, 2009 to certain investors under a settlement agreement. We made a payment of $150,000 in July 2009 and $100,000 of the May payment remains outstanding. We also agreed to pay these investors $610,126 in interest and penalties in the form of common shares of CEC Unet Plc. on May 9, 2009  provided that the shares of CEC Unet were trading on the AIM market, otherwise the payment is to be made in cash or cash equivalents. We have not satisfied the payment of the stated amount (see Note 5 of our Financial Statements herein).

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextMart, Inc.

Date: August 13, 2009		/s/ Liu Menghua
Liu Menghua
Chief Executive Officer

Date: August 13, 2009	By:	/s/ Carla Zhou
Carla Zhou Chief Financial Officer