Form 10-K
period 2009-09-30
NextMart Inc.
filed 2010-01-13
CIK 1088005

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

x	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

o	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-26347

NextMart, Inc.

(Name of small business issuer as specified in its charter)

DELAWARE	410985135
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Oriental Plaza Bldg. W3, Twelfth Floor 1 East Chang’an Avenue, Dongcheng District Beijing, 100738 PRC	100738
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number +86 (0)10 8518 9669

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

                                                                                                              (Title of class)

Indicate by check mark if the registrant is a well known season issuer, as defined in Rule 504 of the Securities Act. [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes     No  o

[X] Yes     No o

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]  Yes   [X]  No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $224,375 as of March 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price per share on such date of $0.03.

As of January 13, 2010, the registrant had 443,204,734 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

NEXTMART, INC.

FORWARD LOOKING INFORMATION

This annual report on Form 10K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

As used in this annual report, the terms “we”, “us”, “our”, and “NXMR” mean NextMart, Inc. and its wholly-owned subsidiaries.

PART I

Item 1. Description of Business

Overview

We were originally incorporated under the laws of Minnesota in 1972 and were previously known as SE Global Equity. In September 2005, we acquired 100% of the issued and outstanding share capital of Sun New Media Group Limited and changed the company name to Sun New Media, Inc. The acquisition was treated as a reverse acquisition for accounting purposes, and we adopted the September 30 fiscal year of the “accounting acquirer” Sun New Media Group Limited. In February 2006, we changed our fiscal year-end date from September 30 to March 31.

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

During fiscal year 2008, we had planned to develop an integrated online-offline direct sales platform for the ladies' apparel sector in China. However, during this time, our business and business strategy were adversely impacted in a material manner due to the appreciation of the Chinese currency (yuan) against the US dollar (which resulted in US consumers paying higher prices for products manufactured in China), coupled with the economic malaise that affected the United States, our principal market. Accordingly, we were unable to meet our projected operating results and milestones for the various periods. The lack of operating results in turn keyed a price decline of our common stock. Due to the depressed price of our common stock together with the overall world-wide financial market turmoil, we were unable to raise the necessary funds to support our expansion strategy. Consequently in May 2008, as we have previously reported, we determined to change our business focus initially attempting to focus on the financial advisory/direct investments and we have since redirected this focus towards the healthcare industry in China.

In September 2008, consistent with our re-direction, we determined to divest ourselves of the William Brand’s women apparel business and other non-material businesses. In keeping that intent, on August 1, 2009, we entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”), an unaffiliated PRC company. Hua Hui is part of The Beijing Hua Hui Corporation, a PRC real estate construction and development group conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within China. Under the terms of the Agreement, we received from Hua Hui the commercial income rights to 10,000 square meters the Huadun Changde International Hotel located in the city of Changde in China’s Hunan Province (“Project”), which is currently under construction. Hua Hui is responsible for all costs and expenses incurred in constructing the Project. Commercial income rights includes the right to receive any and all income and proceeds derived from the commercial use of the Project in any capacity. As consideration, we agreed to issue to Hua Hui 250,000,000 shares of our its common stock valued at US$0.024 per share (the closing price of the Company’s common stock on the transaction date) for a total stock value of approximately RMB41,000,000 (or US$6,000,000). As additional consideration, we also transferred to Hua Hui certain non-performing or discontinued assets, none of which were our core business or material assets.

On September 11, 2009, we issued 75,000,000 shares of our common stock to Wise Gold Investment Ltd., a British Virgin Island company, an affiliate of Hua Hui. On that same date, we also issued 175,000,000 shares to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among the escrow agent, Hua Hui and us. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from us that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the Project still has not been completed, then the Company and Hua Hui will negotiate an agreement to deal with the escrow shares.

Our Current Business Strategy

The Project.

As mentioned above, the Project consists of 10,000 square meters of the Huadun Changde International Hotel, which is located in Changde, PRC and is currently under construction. Changde is a popular tourist destination located in China’s central Hunan province. Upon completion, the Hotel will consist of a total of 37,000 square meters that sits on an approximately 3.6 acre piece of land that has access roads on the North, East, and West. The city is accessible by rail and air and is in close proximity to several tourist, scenic, and commercial areas. Construction began on June 1, 2009 and is expected to be completed on or about December 31, 2010. As of December 15, 2009, all permits concerning the Hotel have been acquired from governmental authorities, and the construction of the Hotel is approximately 33% complete.

Coincident with the acquisition of the commercial rights to the Project, we intend to develop a network of upscale, private member health clubs in the PRC. This product and services model will be rolled out in two phases. In phase one, we will seek to establish a network of health clubs. In phase two, we will package and market our own branded health products. We expect to market our products and services to affluent individuals and business in the general vicinity of each location.

Phase One - Private Health Clubs.

General Details.

Our private member health clubs will offer specialized health care related services and products to its members. This plan will be developed in part through alliances with nearby hospitals and treatment centers.  Our facilities are not designed to replace hospitals or treatment centers for actual procedures and treatment, and we do not intend to administer drugs or prescriptions. Rather, members will be able to access a range of fee based services from pre-treatment consultations with health care professions from nearby hospitals to post treatment recovery care. We also will provide various holistic care and other services consistent with Chinese medicinal practices.

Health care in the PRC, much like its other industries, has undergone significant changes in the past ten years. Up until recently, the government provided all health care services to its population at no or an insignificant charge to residents. The system has changed in recent years although the government continues to exercise significant control over health care, particularly at the hospital level. In addition, the overall health care industry in the PRC has developed without the primary care physician. Thus, its population historically has accessed the hospital for all of its health care needs resulting in severe over utilization of existing facilities which in turn has led to poor health care delivery. Coincident with the growth of a capitalist society, many of the newly affluent are now seeking better levels of health care. Some hospitals are currently responding with private rooms and specialized nursing, but they are still constrained by price caps initiated by the government. Our concept is to answer the demand that we perceive to be present in the market by offering a range of non regulated health care services in a comfortable, stress free setting.

Our club concept will consist of our own independent locations; as well clubs embedded in China’s most elite membership clubs which we will call “Demao Tang” clubs. Demao Tang” which means health through the harmony of people and the heavens. Our independent clubs may be named so as to distinguish it from the embedded club and may not bear the Demao Tang name. For example, we expect locate a self owned club at the Hotel called the “Hunan Club.” We intend to locate our clubs generally in metropolitan and resort areas within the PRC.

We expect to generate revenues from two sources: the sale of memberships which will include bundled health care services, and the sale of health care products, including our own branded product which we intend to develop at a later date. We anticipate that membership prices will vary dependent on the type of services subscribed for by the member. The fee for various service packages will vary from RMB 50,000 (approximately $7,300 USD) to 300,000 (approximately $43,600 USD) which are one-time fees, subject to adjustment. We also have not established a price list for health care products which we intend to sell at the clubs. We are presently researching the types of products that we intend to sell at each location, along with attendant pricing. We expect to commence the sale of memberships during the second calendar quarter of 2010.

Our initial self owned club, the Hunan Club to be located in the Hotel, is expected to open in the mid 2011. The budget for the Hunan Club is approximately $1 million. This budget includes site build outs, furniture, fixtures, and acquisition of the necessary health care equipment and staff salaries for the initial month of operations. Our operating budget for this location for the next 12 months of operations will be approximately $300,000 which will be allocated as follows; salaries and bonus of $100,000, utilities of $30,000, marketing costs of $100,000, and office, maintenance and miscellaneous costs of $70,000.

Build outs, furniture, fixtures and equipment for an embedded club is estimated to be $100,000. The operating budget for an embedded club is approximately $213,000 for 12 months. This budget includes salaries and bonus of $40,000, rent of $120,000, utilities of $18,000, marketing costs of $20,000, office and maintenance and miscellaneous costs of $ 15,000 and builds outs of $100,000.

Club Services.

We will offer a range of fee based services for any member seeking medical treatment or attention, whether acute or elective treatment. We will manage the treatment process by arranging initial and follow-up meetings with health care processionals from nearby hospitals to diagnose specific illnesses, and arrange for convenient treatment scheduling. We also will provide post treatment recovery options at our facility in coordination with the health care professional.  Post recovery periods can range from several days to several months depending on circumstances. Members will be able to stay overnight at the club or a nearby 4 or 5-star hotel near each club.

We also will offer a range of holistic services such as herbal therapy, acupuncture, deep tissue massage, and nutritional counseling concentrating on traditional Chinese medicine. These services also will be fee based and will be performed by our trained employees or by qualified third parties under contract with us.

Our clubs will be staffed with a range of health care professional and support staff. It is anticipated that the professional health care staff of doctors and nurses will be provided by the nearby hospital or treatment center. We will hire and employ a staff of nutritionists and herbalists. In addition, each club will maintain a manager, vice manager, and one or two administrative personnel. We expect the size of embedded clubs to be smaller than our own self owned locations with the actual size varying dependent on available space within the existing membership club. As a result, the staff at each Demao Tang club likely will be less than the staff at our self owned club.

Arrangements With Third Parties.

Currently, we are in final stage discussions with several leading hospitals and treatment centers. Under the proposed arrangement, they would provide their professional staff and expertise to our centers on an as needed basis. In exchange, we would drive business to their facilities, as well as pay a percentage of the fees received by us to the hospital or treatment center. As of the date of this Report, we have not reached formal agreements with any health care provider.

We also are negotiating with high end private membership clubs, such as health clubs, to embed our concept into their existing operations. While we have not finalized any arrangement with a membership club, we do expect to pay the membership club owner a negotiated annual fee or enter into some form of profit sharing arrangement. We expect to finalize arrangements with the service providers and at least one membership club by the middle of calendar 2010. We expect to open our first embedded Demao Tang club second or third quarter of calendar 2010.

Government Regulation.

In order to market our health care services and health products, we expect that we will be required to apply for and obtain permits and relevant certificates from the State Food and Drug Administration (“SFDA”), including Drug Supply Certificate and Good Manufacturing Practice certificate. However, we may be required to renew the permits every four to five years. We expect to be able to comply with local and state regulations. These services are expected to be complimented by a range of leading health products including supplements and herbal medicines.

Marketing Details.

We expect to initiate our membership marketing campaign during the second calendar quarter of 2010 through a combination of direct sales, advertisements in magazines and newspapers such as Lan Magazine and Wide Angle Press and over 700 web-sites, such as www.tiannv.com, some of which may also push content to subscribers. The marketing outlets are owned and/or operated by affiliates of Redrock Capital Ventures Limited, a controlling stockholder. Our target audiences are affluent individuals and business seeking to provide additional health care services to its executives. We have not reached an agreement with the Redrock affiliates the fees for accessing their media platforms.

Phase Two -Branded Products

Phase two will involve the introduction of Demao Tang branded health products. These products would include certain types of supplements and herbal and homeopathetic medicines, including general health and anti-aging products designed to restore and maintain health and well-being. These products will complement the various health cares services that we will provide at our clubs. We will partner with established producers to private brand existing government approved supplements, herbal medicines, and general health products. We do not intend to develop and manufacture our own health products, but rather will carefully select and brand existing products with our Demao Tang name in order to minimize production costs.

We intend to sell these products initially through our private member health clubs and our own online direct sales platform (web-site).  We also will seek to provide these products in collaboration with other companies and web-sites that promote health related products. Presently, we are in discussions with a number of companies to private label various products and expect to have reach agreements during the second quarter of calendar 2010 for a number of products. We have budgeted approximately $0.7 million to launch our private label branded products, allocated as follows; $300,000 for labeling, $300,000 for product inventory, and $100,000 for miscellaneous costs. We expect to fund this aspect of our business through the sale of memberships. To the extent that we do not receive sufficient cash flow from the membership sales, we will delay the launch of our private labeled products. We also may consider launching a small network of self-owned retail stores in major Chinese cities to sell our Demao Tang products in the second half of 2010 but we have not developed any plans or budgets with respect to this proposed aspect of our business.

Hotel Operations

Of a total of 10,000 square meters of commercial rights to the Project, approximately 8,000 square meters will consist of hotel rooms in the Huadun Changde International Hotel. As mentioned above, the Hotel will consist of a total of 37,000 square meters that sits on an approximately 3.6 acre piece of land that has access roads on the North, East, and West. The city is accessible by rail and air and is in close proximity to several tourist, scenic, and commercial areas. Construction began on June 1, 2009 and is expected to be completed on December 31, 2010. As of December 15, 2009, all permits concerning the Hotel have been acquired from governmental authorities, and the construction of the Hotel is approximately 33% complete.

The Hotel, when completed, will be a four star rated business hotel and will feature 300 rooms, including standard rooms and deluxe rooms. The hotel also has such service facilities as Chinese and western restaurants; coffee house; bar; tea house; multifunctional hall; international business club; fitness center; beauty salon; sauna center; laundry; and a shopping mall.  Expected room rates will range from RMB380 (approximately $56.00 USD) per night for standard room to RMB 760 (approximately $110 USD) per night for a deluxe room. We also expect to cross market to hotel guests day passes to our Hunan club once opened. The Hotel, including our 8,000 square meters, will be operated and managed by Hua Hui (or an affiliate). Our 8,000 square meters will represent approximately 168 rooms, of which 12 rooms will be deluxe rooms and the remainder standard rooms. Our rooms represent approximately 56% of the total rooms at the Hotel. We expect to expend approximately $2.75 million on furniture and fixtures and related items prior to opening the Hotel which is anticipated in at the end of calendar 2010.

As of the date of this report, we have not reached a formal agreement with Hua Hui or its affiliate regarding the managing and operating of the rooms attendant to our interest, which would include the payment of a management fee. We do expect however to assume our proportionate share of all operating costs of the Hotel, and also expect to pay a management fee to Hua Hui or its affiliate of between 10-15% of revenues attributable to our space. We believe that this management fee rate is customary in the local industry. With an occupancy rate of 70%, anticipated gross revenues from the rooms attributable to our space is approximately $2 million per annum offset by projected operating costs estimated to be between $400,000 to $650,000 per annum.

Competition and Market Data

In our proposed health care business strategy, we will face competition from other companies located in China that are more established with more financial resources. However, we believe that we can compete in the market due to the uniqueness of our product and service offering. Although many of the services are offered elsewhere, there is no centralized location to receive all of the offerings which we proposed. Moreover, these services are generally provided in sterile and crowed hospital or medical type settings. We intend to provide these services in a comfortable, stress free setting which will engender repeat visits or sessions.

Existing data indicates that China now has 900,000 people with over RMB10,000,000 in assets, of which 100,000 have over RMB100,000,000 in assets. We believe that the number of Chinese consumers able and willing to access top quality health services will grow exponentially. Our health services and product business model is based on our assessment of the needs of the emerging Chinese healthcare market as it seeks to increase care capacity. We believe that lack of access to top-quality preventative treatments and particularly recovery care for major diseases like cancer is inversely matched by the demand among an ever expanding class of affluent Chinese consumers. By providing private, high-class health clubs and direct sales channels through which our branded health products and are directly provided to affluent customers, we believe we will be well placed to meet that demand.

We also intend to leverage our existing media connections to reach our targeted market: China’s affluent individuals and businesses. This network of media channels can be aggregated through its affiliated companies and includes over 70 print media and 700 online media channels.

We will face competition is the hotel business in the local Chandge market. We expect to rely upon the expertise of Hua Hui and its affiliates to effectively compete in this market.

Proprietary Rights

As of the date of this Report, we do not have any intellectual property rights, such as copyrights, trademarks, trade secrets, practices and tools. To the extent that we develop intellectual property rights that are material to our business, we intend to rely on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, strategic partners, acquisition targets and others. Effective trademark, copyright and trade secret protection may not be available in every country in which we intend to offer our services, and the steps we take to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our intellectual property rights or we may not be able to detect unauthorized use and take appropriate steps to enforce our rights. In addition, other parties may assert infringement claims against us. Such claims, regardless of merit, could result in the expenditure of significant financial and managerial resources. Future patents may limit our ability to use processes covered by such patents or expose us to claims of patent infringement or otherwise require us to obtain related licenses. Such licenses may not be available on acceptable terms. The failure to obtain such licenses on acceptable terms could have a negative effect on our businesses.

Employees

As of September 30, 2009, we had 8 full-time employees in China and two officers who are part time employees. We have good relations with our employees.

Item 1A. Risk Factors

Risks Related to Our New Business

There is substantial doubt about our ability to continue as a going concern.

Our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, stockholders’ deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters are discussed in “Liquidity and Capital Resources” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Note 15 to the accompanying audited consolidated financial statements. Our future is dependent on our ability to execute our plans successfully or otherwise address these matters. If we fail to do so for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

We have an immediate need for capital.

As reflected on our audited balance sheet for the fiscal year ended September 30, 2009 contained herein, we have total current assets of $104,533 and total current liabilities of approximately $2.2 million. In addition, we will need additional capital up to $5 million to complete our new business endeavors and to fund our ongoing operations. The timing and amount of its capital requirements will depend on a number of factors, including the terms of health care provider arrangements, our initial operational results, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders likely will be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations will be harmed by such limitations.

In addition, we have outstanding demand loans from Hua Hui and Redrock Capital Ventures Ltd, both of which are our affiliates, which we have utilized to fund our day to day operations. As of September 30, 2009, these loans total approximately $440,000. We will continue to rely upon such loans to fund our ongoing operations. We have no formal arrangement with Hua Hui, Redrock, or any other affiliate to provide such additional financing to us. If we fail to continue to receive such financing or other financings from other affiliates or third parties, our operations will cease.

Our short operating history and rapidly evolving business makes it difficult for us to accurately forecast revenues and expenses.

As reported in our Form 8-K filed with SEC on August 5, 2009, as amended, and discussed elsewhere herein, we changed our business strategy and focus towards developing a network of health clubs, and offering private memberships to the club memberships to wealthy Chinese as well as selling self-branded health products via direct sales channels. We also we participate in the hotel industry in Changde, in the province of Hunan. We have divested ourselves of the William Brand business and assets. This divestiture of assets and operations contributed significantly to our operations for the 2009 and 2008 fiscal years.  In light of these changes, one should consider the future prospects of our new business endeavors keeping in mind the risks and uncertainties experienced by companies of this nature. These factors should be considered particularly in view of our limited cash resources, and overall market conditions.  As a result, it will be difficult if not impossible for us to predict future revenues and operating expenses with a great deal of certainty. We may not be successful in our future endeavors. Although not exhaustive, some of the other risks and uncertainties of our new business strategy relate to our ability to:

·             successfully prove up our business model;

·             reach agreements with high end membership clubs and health care providers;

·             effectively market memberships to our health clubs and respond to competitive market conditions;

·             respond to changes in our regulatory environment;

·             manage risks associated with our strategy;

·             maintain effective control of our costs and expenses;

·             raise sufficient capital to develop, sustain, if necessary, expand our business;

·             attract, retain and motivate qualified personnel; and

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

Because this is a new business model, we will face unforeseen challenges.

We have not been involved in the healthcare industry, and none of our executives have experience in this area. As a result, we likely will face unforeseen events and challenges in the future with our new business which may negatively affect our business causing us not to be successful.

Our business model is largely untested.

We intend to offer memberships to our clubs, as well as offer products and services, some of which are relatively unique in the PRC, on a fee based structure. While we believe the demand exists in the PRC for the provision of these types of health related services, this concept is largely untested and subject to certain risks. These risks include pricing of comparable services, the perceived value of the membership, as well as general economic conditions.  Therefore, we can not predict whether we will be successful in selling our membership and services concept. If we are unable to do so in sufficient quantities, our proposed business will fail.

We have no agreements for our new business endeavors and we have not established standards for such transactions.

We have no formal arrangements, agreements or understandings with any targeted top tier membership clubs and with any hospital or treatment center. Our success will dependent on our ability to reach agreements with these entities, including the need to have health car professionals from nearby hospitals at our site. There is no assurance that we will be able to negotiate any type of agreement, including on terms favorable to us. If we are unable to negotiate favorable arrangements with these entities, our proposed business operations will be negatively impacted.

We will rely upon third party providers.

As mentioned, we with partner with third parties namely local hospitals and treatment centers. Thus, our success may be dependent upon the efficacy of these various treatments. If all or parts of these treatments prove ineffective, it will adversely impact our business.

We will depend on some key partners for our new business to compete effectively in the market.

We will depend on some key partners to enable us to provide our health clubs service. If for some reason our partnerships were to experience difficulties, or if our partners choose to terminate our relationship with them, it would be extremely difficult if not impossible to operate or expand our health care business. Finally, our business is in some ways competitive with businesses operated by our partners and its member companies could choose to start healthcare services competitive to ours, which could create challenges for us to continue to partner with them successfully or to develop and expand our business.

Our marketing efforts may not be effective.

We intend to use a combination of direct sales, and advertisements in print media and on various web-sites provided by affiliates of one of our largest shareholders. This marketing effort is largely untested. If our marketing results do not prove successful, it will have a negative impact on our business and may cause our business model to fail.

A downturn in economic conditions in PRC could adversely affect our business.

Our new business concept, which includes both health care services and the hotel industry, relies upon the expenditure of consumer discretionary income. A significant downturn in the PRC or global economy or any other uncertainties regarding future economic prospects could affect consumer spending habits which would have a material adverse impact on our operations and financial results.

We may face competition from hospitals and others in the future.

We believe that our concept of providing specialized heath care related services is relatively novel in the PRC. A critical element of our concept is the reliance upon hospitals and treatment centers to provide their health care professionals for our sites. It is conceivable that hospitals and treatment centers may seek to replicate all or part of our concept, which would not only represent competition to us but also limit or eliminate the supply of health care professionals, either of which would have a significant adverse affect on our business.

There are risks of increasing regulation of the healthcare industry in the People’s Republic of China and internationally that could have a material adverse impact on our business.

In the next 20 years, we expect that our governmental regulatory bodies will focus more attention on the healthcare industry. As a result, we will have to satisfy Chinese regulations applicable to our industry. The cost of compliance may be high and may make the production of some healthcare products too expensive to successfully market. In such event, our business could be negatively impacted and revenues and earnings could decline. In addition, the PRC government may seek to impose regulations on our business, including limiting or capping the fees that we may charge our members, which would adversely affect our business.

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

The sale of our Hotel rooms is subject to conditions typically affecting the hotel industry.

Our hotel rooms operating results are subject to conditions typically affecting the hotel industry, including, among others:

•	changes in national, regional or local economic conditions;

•	competition from other hotels;

•	the attractiveness of our hotels to our guests;

•	local market conditions such as an oversupply of, or a reduction in demand for, hotel rooms;

•	adverse weather conditions, natural disasters or travelers’ fears of exposure to serious contagious diseases;

•	the performance of managerial and other employees of our hotels; and

•	increases in operating costs and expenses, particularly rents, due to inflation and other factors.

Changes in any of these conditions could adversely affect our occupancy rates, average daily rates, or otherwise adversely affect our results of operations and financial condition.

We will rely upon Hua Hui or its affiliate to manage and operate to Hotel business.

We have no prior experience in operating a hotel. We will rely upon the operating expertise of Hua Hui or its affiliates to operate the Hotel, and to that extent we will have no or limited control over such operations. If they fail to operate the Hotel in accordance with industry standards, our projected revenues from such operations will be adversely affected.

If we are unable to compete successfully, our financial condition and results of hotel rooms operations may be harmed.

The hotel industry in China is highly competitive. Competition for customers primarily is based on hotel room rates, quality of accommodations, brand name recognition, convenience of location, geographic coverage, quality and range of services, and guest amenities. We compete with local star rated hotels and economic hotels, as we offer rooms with standards comparable to many of those hotels while maintaining competitive pricing. In addition, we may face competition from new entrants in the hotel industry in China. New and existing competitors may offer more competitive rates, greater convenience, superior services or amenities, or superior facilities, possibly attracting guests away from our hotels and resulting in lower occupancy and average daily rates for our hotels. Furthermore, our typical guests may change their travel, spending and consumption patterns and choose to stay in other kinds of hotels. Any of these factors may have an adverse effect on our competitive position, results of operations and financial condition.

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

Our future success depends heavily upon the continuing services of the members of our senior management team, in particular Mr. Menghua Liu, our chairman. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future.

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

Our corporate actions are substantially controlled by our principal stockholders and affiliated entities.

As of September 30, 2009, our principal stockholders and their affiliated entities own approximately 81% of our outstanding common stock. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. These actions may be taken even if they are opposed by our other stockholders.

Our officers and directors may allocate their time and efforts to other businesses thereby causing conflicts of interest in their determination as to whether or not to present business opportunities to the Company and as to how much time to devote to our affairs.

Our officers and directors, including Mr. Menghua Liu, are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could have a negative impact on our financial condition, results of operations and future business prospects.

We intend to protect our interests in having these officers and directors remain part of our company and prioritize their time and resources in such a way that will benefit our interests, although no assurances thereof can be given.

Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Risks Related to Doing Business in China

The PRC laws and regulations governing the Company’s current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on the Company’s business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses.

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

The Chinese government imposes controls on the conversion of RMB to foreign currencies and, in certain cases, the remittance of currencies out of China. As our domestic sales operations expand, we expect to derive an increasing percentage of our revenues in RMB. Under our current structure, we expect our income will be primarily derived from dividend payments from our Chinese subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries and our affiliated entities to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest and principal payments on outstanding notes (including our recently completed convertible note financing) and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the People's Republic of China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required when RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The Chinese government at its discretion also may restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our demands, we may not be able to pay dividends in foreign currencies to our stockholders, including holders of our common stock.

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

·       potential fluctuations of exchange rates between RMB and the U.S. dollar;

·       intellectual property litigation; and

·       general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common stock.

We will need additional capital, and the sale of additional common stock or other equity securities could result in additional dilution to our stockholders.

As mentioned herein, we expect to have an immediate need for capital to fund day to day operations as well as our planned business operations. To satisfy our cash requirements, we may receive loans from affiliates, and/or seek to sell additional equity or debt securities (in addition to our recently completed financing or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. The conversion of any debt , including outstanding loans in favor of affiliates, will also result in significant dilution to existing shareholders. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Substantial future sales or the perception of sales of our common stock in the public market could cause the price of our common stock to decline.

Sales of our common stock in the public market or the perception that these sales could occur, could cause the market price of our common stock to decline. As of December 15, 2009, approximately 52,638,924 shares, or 11.9% of our outstanding shares can be freely transferable without restriction or additional registration under the Securities Act of 1933, as amended, or are subject to a pending registration statement. The remaining common stock outstanding as of such date will be available for sale, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act.

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

These requirements first apply to our annual report on Form 10-K for the fiscal year ending September 30, 2010. The Company fully realized the importance and necessity of improving our internal control system (ICFR) under SOX 404. The Company improved the internal control system over financial report according to COSO frame work, which the Company thinks it is appropriate. Our management has concluded that our internal controls over our financial reporting are effective. However, it is conceivable that our independent registered public accounting firm may decline to attest to our management’s assessment or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We are a developing company with limited accounting personnel and other resources with which to address our internal controls and procedures. If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting at a reasonable assurance level. Moreover, effective internal controls over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

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

Your ability to bring an action against us or against our directors and officers, or to enforce a judgment against us or them, will be limited because we conduct substantially all of our operations in China and because all of our directors and officers reside outside of the United States.

We conduct substantially all of our operations in China through our PRC subsidiaries. All of our directors and officers reside, and substantially all of the assets of those persons are located, outside the United States. As a result, it may be difficult for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

We are in default under an existing agreement.

On February 6, 2009, we closed a Convertible Debt Settlement Agreement with these accredited investors (“Settlement Agreement”) pursuant to which we re-purchased all of the outstanding senior convertible notes held by such investors. Under the Settlement Agreement, in exchange for canceling the notes and underlying agreements, we agreed to pay back the principal amount of the Notes ($1,500,000), and $610,126 in interest and default penalties. We paid $250,000 of the $1,500,000 in the principal amount at closing, and are obligated to pay $250,000 every 90 days from closing until the principal is paid in full. We also are required to pay interest and penalties of $610,126 in cash or cash equivalents. As the date of this report, we made a payment of $750,000 in principal, and have not paid any interests and default penalties up to date. It is possible the investor could initiate litigation against us which cause us to incur additional costs and expenses.

Item 1B.  Unresolved SEC Comments

Not applicable.

Item 2. Properties

The majority of our operations are in China, where we have leased an office in Beijing. Our Beijing office consists of 963 square feet. The lease extends for a period of three years terminating on July 31, 2011. Our annual rent is $32,467. We believe that our existing facilities are adequate to meet our current requirements, and that future growth can be accommodated by leasing additional or alternative space.

 Item 3. Legal Proceedings

We are not aware of any pending legal proceedings against us. We may in future be party to litigation arising in the course of our business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

 Item 4. Submissions of Matters to a Vote of Security Holders

None

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was quoted on the Over the Counter Bulletin Board under the symbol “NXMR”. As of January 13, 2010, our common stock was quoted on the Over the Counter Bulletin Board under the symbol “NXMR” and we had approximately 445 stockholders holding 443,204,734 shares of common stock.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail mark up, markdown or commission. In addition, these quotations do not represent actual transactions.

Fiscal 2008 (October 1, 2007 to September 30, 2008)
First Quarter	$0.24	$0.12
Second Quarter	$0.14	$0.05
Third Quarter	$0.08	$0.04
Fourth Quarter	$0.04	$0.04

Fiscal 2009 (October 1, 2008 to September 30, 2009)
First Quarter	$0.05	$0.03
Second Quarter	$0.05	$0.02
Third Quarter	$0.02	$0.02
Fourth Quarter	$0.02	$0.02

Fiscal 2010 (October 1, 2009 to September 30, 2010)
First Quarter	$0.05	$0.03

Dividend Policy

We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

As of the date of this report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Sales of Unregistered Securities

None

Repurchase of Equity Securities

We did not repurchase any securities within the fiscal year ended September 30, 2009.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information in this discussion contains forward-looking statements that are subject to risks and uncertainties, and which speak only as of the date of this annual report.  No one should place strong or undue reliance on any forward looking statements.  The Company’s actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in Item 1A and elsewhere in this annual report.  This Item should be read in conjunction with the financial statements and related notes and with the understanding that the Company’s actual future results may be materially different from what is currently expected or projected by the Company.

Overview

Prior to fiscal year 2008, we had planned to develop an integrated online-offline direct sales platform for the ladies' apparel sector in China involving William Brand Administer Co. Ltd. However, our business and business strategy were adversely impacted in a material manner due to the appreciation of the Chinese currency (yuan) against the US dollar (which resulted in US consumers paying higher prices for products manufactured in China), coupled with an already weak US retail market. Accordingly, we were unable to meet our projected operating results and milestones for the various periods. The lack of operating results adversely impacted our stock price during the applicable periods. Due to the depressed price of our common stock together with the overall world-wide financial market turmoil, we were unable to raise the necessary funds to support our expansion strategy. Consequently in May 2008, we determined to change our business focus initially attempting to focus on the financial advisory/direct investments, and thereafter, redirecting this focus towards the healthcare industry in China.

Our new business strategy is to develop a network of upscale, private member health clubs in the PRC. This product and services model will be rolled out in two phases. Phase one is to establish private member health clubs that offer specialized health services and products to its members. These clubs would provide first class preventative and recovery care using the most modern methods and products. We plan to develop this club concept in cooperation with top tier membership clubs and health care services companies specializing in preventative and recovery care. We intend to establish our own independent locations, as well as partner with China’s most elite members clubs to embed our Demao Tang concept and related products into these existing operations. Revenues from the planned clubs would be derived from the sale of memberships to its clubs and the sale of private label and third party health products and services within the clubs. Phase two involves the direct sales for Demao Tang branded health products. These products would include certain types of supplements and herbal and homeopathetic medicines as well as general health and anti-aging products designed to restore and maintain health and well-being which we will private label.  (See “Item 1 – Description of Business” above). As indicated below, we provided limited business consulting services during fiscal year ended September 30, 2009. These services relate to investment, merger and acquisition and are provided to one client. We will continue to provide these consulting services for the foreseeable future, although, it will not devote significant attention to this business.

We remind investors that our plans to re-focus our business to participate in the health club industry in China, specifically cancer treatment are subject to substantial risks and uncertainties. We have not made substantial progress in reaching our objectives. We can not predict whether we will be successful in identifying, selecting and investing in business, technologies, or treatments that will prove successful in our new business efforts. Our efforts will be subject to our ability to raise additional funds (which in turn will cause dilution to existing stockholders), formal agreements with numerous parties, and various approvals.  Therefore, we can not predict with certainty whether we will be successful in our re-structuring efforts and the exact combination of efforts required to achieve success.

Results of Operations

Fiscal Year Ended September 30, 2009 compared with Fiscal Year Ended September 30, 2008

The following discussion reflects our results from operations for the fiscal year ended September 30, 2009 compared with the fiscal year ended September 30, 2008. Revenues and related items of expenses for the 2009 period are from the operation of a business consulting business which we will continue to maintain for the foreseeable future, however, it is not expected to be a focus of future business efforts.

We reported total revenue of $98,852 for the fiscal year ended September 30, 2009 with a net loss of $8.9 million, or $(0.06) per share outstanding. The net loss includes a loss on disposal of a subsidiary of $5.6 million, a loss on early extinguishment of debt of $0.43 million and a loss of $0.61 million for the interests and default penalties related to the convertible debentures for the fiscal year ended September 30, 2009.

Revenues. During the fiscal year ended September 30, 2009 and 2008, we had revenues of $98,852 and 0, respectively. These revenues were primarily due to the operation of consulting service business.

Cost of Revenues. Our cost of revenue for the fiscal year ended September 30, 2009 and 2008 were $20,675 and $0, respectively. Cost of Sales represents personnel cost of the consulting business.

Gross Margin. As a result of the foregoing, our gross margins for the fiscal year ended September 30, 2009 and 2008 were $78,177 and $0, respectively.

Operating Expenses. Our operating expenses (which includes general and administrative expenses and consulting and professional fees) for the fiscal year ended September 30, 2009 and 2008 were $809,252 and $3,129,372, respectively. General and administrative expenses were $473,041 for the fiscal year 2009, a decrease of $2,087,081 or 81.52% from $2,560,122 for the fiscal year 2008.  The decrease for the fiscal year 2009 was due to reduced salaries and related expenses at our corporate office due to our scaled down operations. Consulting and professional fees were $336,211 and $569,250, for the 2009 and 2008 years, respectively. The decrease in the fiscal year 2009 in consulting and professional fees also reflects our reduced operations and revenues.

Operating Loss. We had an operating loss from operations of $731,075 for the fiscal year 2009 compared with an operating loss of $3,129,372 for the comparable fiscal year 2008. The decrease was due to the factors discussed above.

Interest Expense. For the fiscal year 2009 we had interest expense of $420,405 compared with interest income of $1,095 for the comparable year in 2008. The interest expense for fiscal year 2009 was due to the expenses paid to the convertible notes holders. Interest income for the 2008 period is bank interests.

Other Income (Expense). We had other expense of $610,313 during the fiscal year 2009 compared with other income of $87,500 for the comparable year in 2008. For the fiscal year 2009, the expense was due to interest and default penalties related to outstanding convertible notes.

Amortization of discount on convertible note. We had an impairment loss on convertible notes of $71,483 and $142,966, for the 2009 and 2008 fiscal periods, respectively.

Loss/gain on disposal of assets Our loss on disposal of assets for the fiscal year ended September 30, 2009 was 488,448, $ 0 for year 2008, respectively. The loss for the 2009 period was due to the disposal of the non-material assets related our consulting business in connection with the transaction with Hua Hui in August 2009. The assets were recorded at their historical costs. We did not have similar loss in year 2008.

Loss from continuing operations. Our loss from continuing operations for the fiscal year ended September 30, 2009 and 2008 was $2,750,620 and $3,612,752 respectively. The difference was due to the reasons discussed above.

(Loss)Income from discontinued operations. We had a loss from discontinued operations for the fiscal year ended September 30, 2009 of $6,142,520, consisting of a loss from operations in the amount of $580,978 and loss on disposal of subsidiaries of $5,561,542, compared with a loss of $5,117,743 for the fiscal year ended September 30, 2008. The loss related to the disposal of assets for the 2009 period is due to the transfer to Hua Hui of non-material subsidiaries, which were recorded at their respective historical costs.

Other Comprehensive Income (Loss). We had a foreign currency translation adjustment income of $525,774 for the fiscal year 2009 compared with a translation loss of $351,653 for the comparable year in 2008. The increase is mainly due to the disposal of marketable securities carrying value adjustments. In 2009 and 2008, we had an unrealized gain of $ 2,053,519 and loss of $(2,161,519) respectively, due to the disposal of most of the securities held during the period.

Total Comprehensive Loss

For the year ended September 30, 2009, we had a comprehensive loss of $6,313,847 compared with a comprehensive loss of $11,243,667 for the comparable year in 2008.

Liquidity and Capital Resources.

We have financed our operations primarily through cash generated from equity investments, operating activities and a mixture of short and long-term loans from affiliates (some of which have been converted to equity) and non-affiliates.

The following table summarizes our cash flows for the fiscal year ended September 30, 2009 and 2008:

	For the Year Ended September 30,
	2009	2008
	US $	US $
Net cash used in operating activities from continuing operations	(745,924)	(475,830)
Net cash (used in) provided by investing activities from continuing operations	(2,059)	522,948
Net cash provided by financing activities from continuing operations	1,041,460	-
Net effect of exchange rate fluctuations on cash and cash equivalents	25,774	351,653
Net decrease in cash and cash equivalents from continuing operations	349,251	398,771
Net increase in cash and cash equivalents from discontinued operations	(374,576)	(478,211)
Cash and cash equivalents at beginning of period	60,283	139,723
Cash and cash equivalents at end of period	34,958	60,283

Our total assets as of September 30, 2009 were $111,887. Our total liabilities as of September 30, 2009 were $2,232,207. As of September 30, 2009, we had a working capital deficit of $(2,127,674) compared with working capital of $5,049,753 as of

September 30, 2008. The decrease is due to cash used in operations, the disposal of marketable securities, disposals of non material subsidiaries and assets, and increases in other payables, and accrued expenses.

On February 6, 2009, we closed a Convertible Debt Settlement Agreement with a group of private investors (“Settlement Agreement”) pursuant to which we re-purchased $1,500,000 of our outstanding senior convertible notes. Under the Settlement Agreement, in exchange for canceling the Notes and underlying agreements, we agreed to re-pay the principal amount of the Notes ($1,500,000), and $610,126 in interest and default penalties. We paid $250,000 of the $1,500,000 in the principal amount at closing, and were obligated to pay $250,000 every 90 days from closing until the principal is paid in full. To date, we have paid $ 750,000 to the investors in principal. Up to the present, we have not paid any interests.

We continue to experience significant losses from operations. We are uncertain as to when we will achieve profitable operations. We have an immediate need for capital to conduct our ongoing operations and to advance the planned venture investment strategy. In our audited financial statements for fiscal year ended September 30, 2009, our auditors have expressed  an opinion about our recurring losses from operations, stockholders’ deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.

Our capital budget for the next 12 months is as follows:

o

$610,000 for our executive offices expenditures, which includes $350,000 in salaries and related costs of non health club and hotel personnel, $250,000 in professional fees, $100,000 in executive office rent, and $10,000 in miscellaneous office expenditures.

o

$2.75 million for costs related to our rooms at the Hotel (see page 8 in Part I of Item 1 Description of Business).

o

$1.3 million, of which $1 million represents start up costs related to the opening of the Hunan Club at the Hotel and $0.3 million represents operational costs of the Hunan Club for 12 months (see page 7 in Part I of Item 1 Description of Business).

o

$630,000 for start up and operational costs for three embedded clubs which we project to open during the next 12 month (at approximately $213,000 per club. (see page 6 in Part I of Item 1 Description of Business).

The Company expects to generate revenues from the operation of the Project, which is expected to occur in the first quarter of calendar year 2011. Thereafter, the Company believes that revenues from the Project will be sufficient to support our new business model.

We anticipate raising capital through additional private placements of our equity securities, and, if available on satisfactory terms, debt financing. Presently, we have no arrangement or understanding with any party regarding the raising of required capital. It is conceivable that funding of all or part of the budget required above may come from either or both Hua Hui or Redrock Capital Venture Limited, a controlling stockholder. However, we do not have any agreements, arrangements or commitments with or guarantees from either party to provide funding to us. We can not provide assurances that we will be successful in our efforts to enhance our liquidity. If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our current and/or proposed operations. Our inability to raise additional funds as described above may forced us to restructure, file for bankruptcy, sell assets or cease operations,  any of which could adversely impact our business and business strategy, and the value of our capital stock. Due to the current price of our common stock, any common stock based financing will create significant dilution to the then existing stockholders. In addition, in order to conserve capital and to provide incentives for our employees and service providers, it is conceivable that we may issue stock for services in the future which also may create significant dilution to existing stockholders.

Contractual Obligations

Virtually all of our operations are in China, where we have leased an office in Beijing. Our Beijing office consists of 963 square feet. The lease extends for a period of three years terminating on December 31, 2010. Our annual rent is $32,047. At September 30, 2009, the total future commitments for minimum rentals payment are $32,047 for fiscal 2010.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157) (ASC No. 820).  While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures.  FAS 157 is effective for the Company beginning in the first quarter of fiscal 2009.  This pronouncement should not have a material impact on our financial statements.

In February 2008, the FASB issued “Effective Date of FASB Statement No.157” FASB Staff Position (FSP) No. 157-2 (FSP No. 157-2).  FSP No.157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, for fair value measurements of non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).

In February 2007, the FASB issued Statement No. 159 (ASC No. 825), The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159).  The statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain others items at fair value.  FAS 159 is effective for us beginning in the first quarter of 2009.  This pronouncement should not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161 (ASC No. 815), “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not expect the adoption of SFAS No.161 to have a material impact on our financial statements.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”) (ASC No. 805), “Business Combinations”, which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. The Company will apply SFAS 141R to any business combinations subsequent to adoption.

In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard 141R-1 (“FSP FAS 141R-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141R-1 amends SFAS 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, “Accounting for Contingencies”, to determine whether the contingency should be recognized at the acquisition date or after such date. FSP FAS 141R-1 is effective for business combinations whose acquisition date is on or after the first reporting period beginning after December 15, 2008. The Company does not anticipate the adoption of this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 (“FSP FAS 132(R)-1”) (ASC No. 715), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, for disclosures about plan assets. The Company does not anticipate the adoption of this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 (ASC No. 825)and APB 28-1 (“FSP FAS 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS 107, “Disclosure about Fair Value of Financial Instruments,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009in the second quarter of 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

 In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 (ASC No. 320)and FAS 124-2 (ASC No. 958) (“FSP FAS 115-2 and FAS 124-2”), ”Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 (ASC No. 820) ("FSP FAS 157-4"), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as stockholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Application of Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the year ended September 30, 2009. We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period.

Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demand on our management’s judgment.

Revenue Recognition

We generate revenue through consulting services and recognize such revenues from consulting services in accordance with Staff Accounting Bulletin (“SAB”) No. 104 (ASC No. 605), “Revenue Recognition,” when all of the following conditions exist: persuasive evidence of an arrangement exists in the form of providing consulting services; or services have been rendered; the Company’s consulting fee received from the clients is fixed or determinable pursuant to the terms of the consulting agreement

Income Taxes

We account for income taxes under the provisions of SFAS No. 109 (ASC No. 740), “Accounting for Income Taxes,” as described in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2009. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive income.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data

Reference is made to the Index to the audited consolidated financial statements on Page F-1 (Page38) for our audited consolidated financial statements and notes thereto and supplementary schedules.

Item 9. Changes In and Disagreements with Accountings on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we undertook an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our internal control over financial reporting, which is part of our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that such disclosure controls and procedures were effective to ensure (a) that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have not identified any material weaknesses in our internal controls over financial reporting as of the end of the fiscal year ended September 30, 2009.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive officers and Corporate Governance

The following table sets forth the name, age, position and term of office for each our executive officers and directors.

NAME	AGE	POSITION	DATE POSITION FIRST HELD

Menghua Liu	41	Chairman, Chief Executive Officer and Director	August 7, 2009
Zexie Peng	40	Director	September 25, 2009
Zhibin Huai	30	Director	September 25, 2009
Carla Zhou	36	Chief Financial Officer	April 21, 2009

Set forth below is certain biographical information regarding each of our executive officers and directors:

Mr. Menghua Liu, Chairman, Chief Executive Officer and Director.

From 2004 to the present, Mr. Liu also has served as the Chairman and Chief Executive Officer of, a Peoples Republic of China (PRC) company involved in real estate development and investments, and the parent entity of Hua Hui. From 2007 to the present, he also has been the Chairman of Beijing Yang Hong Ji Tourism Investment Limited, a PRC company involved in tourism and real estate development. Currently, Mr. Liu is also Chairman of the Supervisory Board of Da Yang Group. Prior to his involvement with Hua Hui, Mr. Liu was director of New World of Hangzhou in Zhejiang Province and Vice Manager of Xin Ao Group. Mr. Liu has a master’s degree in International Project Management Professional (“IPMP”) from the Civil Engineering and Water Resources Institute of Tsinghua University. He also holds an MBA degree from Tsinghua University. Mr. Liu also is the Chairman and Chief Executive Officer of Asia Premium Television Group, Inc., a reporting company under the federal securities laws.

Mr. Zexie Peng, Director.

Since January 2008, Mr. Peng has served as the general manager of Hua Hui. From January 2007 to January 2008, Mr. Peng served as assistant to the President of Beijing Hua Li Group, an affiliate of Hua Hui. Mr. Peng also served as general manager of Beijing Xiehe Security Technical Services Limited, a PRC company located in Beijing, from January 2004 to January 2006.

Mr. Zhibin Huai, Director.

Since March 2009, Mr. Huai has served as vice general manager of Hua Hui. From May 2008 to March 2009, he served as general engineer of Rong Sheng Real Estate Development Limited (Lang Fang Branch), a PRC company located in Hebei Province. From May 2005 to April 2008, Mr. Huai served as the vice general manager and project manager of Beijing Hua Li Group, an affiliate of Hua Hui. From July 2002 to April 2005, Mr. Huai served as assistant to the general manager of Xin Ao Property Group. Mr. Huai holds a postgraduate degree in International Engineering Project Management Institute from Tsinghua University.

Ms. Carla Zhou, Chief Financial Officer.

Ms. Zhou has extensive experience in corporate financial management. From January 2005 to the present, she has served as senior vice president of the Sun Media Group Ltd., a China based company. Sun Media Group Ltd., is the parent company of Sun Media Investment Holdings Limited, one of our largest stockholders. From April 2004 to January 2005, Mrs Zhou previously served as our senior vice-president and chief of human resources. She has a degree in finance from the Shanghai University of Finance and Economics and is currently working on obtaining an MBA degree from Tsinghua University. Ms. Zhou also is Chief Financial Officer of Asia Premium Television Group, Inc., a reporting company under the federal securities laws.

Term of Office, Arrangements and Related Matters.

Our executive officers serve at the discretion of our Board of Directors. The officers of the Company are not full time employees and certain conflicts may exist in allocating their time between our operations and other businesses. There are no arrangements or understandings between any of our directors or executive officers pursuant to which such person was or is to be selected as a director (or nominee) or an officer, as applicable. To the best of our knowledge, during the past five years, none of our existing directors, executive officers, or control persons were involved in any of the following: (1) any bankruptcy petition filed by or against any property or business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) being found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that for the year ended September 30, 2009 except for the following, all Section 16(a) filing requirements applicable to our reporting persons were met; Redrock Capital Ventures, Ltd., a 10% holder, was late in filing a Form 3 and a Form 4,  Ms. Yang Lan and Mr. Bruno Wu, 10% holders, were each delinquent in filing two Form 4’s, Mr. Zhaobin Chen and Mr. Huiyang Yu, former directors, each were delinquent in filing a Form 4, Mr. Menghua Liu, Mr. Zexie Peng, Mr. Zhibin Huai, and Ms. Carla Zhou, the Company’s current officers and directors, and Beijing Hua Hui Hengye Investment Ltd., the Company’s largest stockholder, were late in filing their respective Form 3’s. The Company believes that its current officers and largest stockholder will seek to comply timely with all future reporting under Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers and employees, including our Chief Executive Officer and our Chief Financial Officer. A copy of our code of ethics was filed as an exhibit to our Form 10-KSB for the transition period from October 1, 2005 to March 31, 2006 filed with the SEC on June 30, 2006. We also undertake to provide any person with a copy of our code of ethics

Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the small business issuer's board of directors

Audit Committee Financial Expert

Due to our limited capital resources, we did not maintain an audit committee financial expert.

Item 11. Executive Compensation

Summary of Compensation of Executive Officers

The following table sets forth certain summary information with respect to the compensation paid to our chief executive officer, and chief financial officers for the last two fiscal years ended September 30, 2009 and September 30 2008, respectively. Other than as listed below, the Company had no executive officers serving in such capacity at September 30, 2009 whose total compensation exceeded $100,000.

SUMMARY COMPENSATION

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dr. Bruno Wu- former Chairman (1)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	0
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ren Huiliang President, former Chief Executive Officer, and Acting Chief Financial Officer (2)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	453,879	-0-	-0-	-0-	-0-	453,879
Menghua Liu, Chairman, Chief Executive Officer and Director(3)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	0
Carla Zhou, Chief Financial Officer (4)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	0

(1) On October 1, 2006, we entered into a one-year employment contract with Dr. Bruno Wu to serve as our Chief Executive Officer. Pursuant to the agreement, Dr. Wu received a monthly salary of $27,277 until he resigned in this capacity in February 2007. In February 2007, the company entered into an agreement with Dr. Wu to serve as our Chairman. Pursuant to this agreement, Dr. Wu does not receive compensation for his services to the Company. Dr. Wu ceased to be our Chairman on April 20, 2009.

(2) Mr. Ren Huiliang ceased to be our CEO and Acting Financial Officer on April 20, 2009.

(3) Mr. Menghua Liu has served as our Chairman, Chief Executive Officer and director since August 7, 2009. The Company and Mr. Liu have reached an oral agreement pursuant to which Mr. Liu will received an annual salary of $50,000 per annum for fiscal years 2009, pro rated, and 2010, however, for fiscal year 2009, Mr. Liu has agreed to waive his salary.

(4) Ms. Carla Zhou has served as our Chief Financial Officer since April 21, 2009. The Company and Ms. Zhou have reached an oral agreement pursuant to which Ms. Zhou will received an annual salary of $7,000 per annum for fiscal years 2009 and 2010, however, for fiscal year 2009, Ms. Zhou has agreed to waive her salary.

Except as stated above, for the fiscal period ending September 30, 2009, we had no employment agreements, arrangements, or obligations with our officers, and we do not have any other form of compensation payable to our officers or directors, including any stock option plans, stock appreciation rights, retirement plans, or long term incentive plans.

Compensation of Directors

The Company did not pay any compensation to any of our directors for their services during the fiscal year ended September 30, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 21, 2009, the number and percentage of the 443,204,734 outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

		AMOUNT AND
		NATURE OF
TITLE OF	NAME AND ADDRESS OF	BENEFICIAL	PERCENT OF
CLASS	BENEFICIAL OWNER	OWNERSHIP(1)	CLASS(1)

Common Stock	Beijing Hua Hui Hengye Investment Ltd (2)	250,000,000	56.41%
	Pine Valley Center 11 Fl., 8 Jiangguo Men Outer Street, Chaoyang District, Beijing, China

Common Stock	Menghua Liu (3)	250,000,000	56.41%
	Pine Valley Center 11 Fl., 8 Jiangguo Men Outer Street, Chaoyang District, Beijing, China

Common Stock	Carla Zhou (4)	1000	<1%
	Oriental Plaza Bldg. W3, Twelfth Floor, 1 East Chang’an Avenue, Dongcheng District, Beijing, 100738 PRC

Common Stock	Zexie Peng (5)	-0-	-0-
	Pine Valley Center 11 Fl., 8 Jiangguo Men Outer Street, Chaoyang District, Beijing, China

Common Stock	Zhibin Huai (6)	-0-	-0-
	Pine Valley Center 11 Fl., 8 Jiangguo Men Outer Street, Chaoyang District, Beijing, China

Common Stock	Redrock Capital Venture Limited	103,000,000	23.24%
	Oriental Plaza Bldg. W3, Twelfth Floor, 1 East Chang’an Avenue, Dongcheng District, Beijing, 100738 PRC

Common Stock	Yang Lan (7)

	Oriental Plaza Bldg. W3, Twelfth Floor, 1 East Chang’an Avenue, Dongcheng District, Beijing, 100738 PRC	115,101,526	25.97%

Common Stock	Officer and Directors as a Group: 4 persons	250,001,000	56.41%

(1)

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)

The stockholder is currently the holder of 75,000,000 shares of common stock of the Company. An additional

175,000,000 shares of our common stock have been issued and held in escrow in the name of a third party. The escrowed shares were issued in connection with a transaction between the stockholder and the Company on August 1, 2009 (Please refer to the Company’s Form 8-K filed on August 5, 2009, as amended on August 12, 2009 and September 16, 2009, for a more complete description of the transaction with Hua Hui). The escrowed shares may be voted by the stockholder if an agreement is reached with the Company regarding on the matter at issue. Thus, the stockholder is deemed the beneficial owner of such shares.

(3)

Mr. Menghua Liu is the Chairman and sole stockholder of Beijing Hua Hui Hengye Investment Ltd. and is also the Chairman and Chief Executive Officer of the Company. Mr. Liu is deemed the beneficial owner of the shares of Hua Hui.

(4)

Carla Zhou is the Chief Financial Officer of the Company.

(5)

Zexie Peng is a Director of the Company.

(6)

Zhibin Huai is a Director of the Company.

(7)

Represents 103,000,000 shares of common stock held to Redrock Capital Venture Ltd. (“Redrock”), 11,921,526 shares held by Sun Media Investment Holdings Limited (“SMIH”), and 180,000 shares held by Ms. Yang Lan. Ms. Yang is the majority stockholder of both Redrock and SMIH.

Securities authorized for issuance under equity compensation plans

As of the date of this report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Item 13. Certain Relationship and Related Transactions and Director Independence.

Except as stated herein, since the beginning of our last fiscal year, there have been no transactions or proposed transactions, involving us and any of our officers, directors, promoters, or control persons, or any related persons thereof, the amount of which exceeds $120,000.

On March 9, 2009, we closed a Subscription Agreement with Redrock Capital Venture Ltd, a BVI company (“Redrock”), under which we agreed to issue up to $1,500,000 of our senior convertible notes (“Senior Notes”). On April 15, 2009 and June 1, 2009, Redrock converted the $1,250,000 Senior Note and $250,000 Senior Note into 85,833,333 shares and 17,166,667 shares of our common stock respectively, including 3,000,000 interest shares. As a result of that transaction, on June 1, 2009, Redrock owned 53.4% of our outstanding common stock. Dr. Bruno Wu, our former Chairman and former control person of our company, also is the Chairman of Redrock, however, Dr. Wu has no ownership interest in Redrock. Mr. Wu’s spouse, Ms. Yang Lan, is the majority stockholder of Redrock and is one of our controlling stockholders.

As we have previously reported, we entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Ltd. (“Hua Hui”), an unaffiliated PRC company on August 1, 2009. Hua Hui is part of The Beijing Hua Hui Corporation, a PRC real estate construction and development company that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received certain commercial income rights to a hotel project being developed by Hua Hui in the city of Changde in China’s Hunan Province (“Project”). As consideration, we agreed to issue to Hua Hui 250,000,000 shares of its common stock, along with other considerations. On September 11, 2009, we issued 75,000,000 shares of our common stock to

Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued 175,000,000 shares to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among our company, the escrow agent, and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from us that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the Project still has not been completed, then our company and Hua Hui will negotiate an agreement to deal with the escrow shares. During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with the Company on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and sole stockholder and our new Chairman and Chief Executive Office, are deemed the beneficial owner of such shares. As of the date of this Report, Hua Hui and Mr. Menghua Liu, are deemed the beneficial owners of 250,000,000 shares of common stock, which represents 56.4% of the total issued and outstanding shares of common stock (based on 443,204,734 shares currently outstanding).

Commencing August 1, 2009, we received loans from Hua Hui, our largest stockholder, in various increments totaling approximately RMB 3,857,050 (US$565,362). As at 09/30/2009, the amount due to Hua Hui was RMB 1,000,000(US$146,680). These loans are due on demand and bear interest at the prevailing rate charged by the PRC Central Bank on the payment date.

Our Board of Directors consists of Mr. Menghua Liu, Mr. Zexie Peng, and Mr. Zhibin Huai, and none of the members have been determined by us to be independent directors within the meaning of the independent director guidelines of the New York Stock Exchange Rules. We do not have a nominating, compensation or audit committee or committees performing similar functions nor a written nominating, compensation or audit committee charter due to the limited size of our Board of Directors. As a result, the entire Board of Directors reviews executive compensation, audit, and nominating decisions.

Item 14. Principal Accountant Fees and Services

During the fiscal years ended September 30, 2009 and September 30, 2008, Bernstein & Pinchuk LLP provided various audit, audit related and non-audit services to us as follows:

	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2009	September 30, 2008
Audit Fees	$55,000	$120,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$55,000	$120,000

The policy of our Board of Directors is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year. All fees described above were pre-approved by our Board of Directors.

Item 15. Exhibits and Financial Statement Schedules

(a). Documents filed as part of this Annual Report:

1. Consolidated Financial Statements

The audited consolidated financial statements filed in this Annual Report are listed on page F-1 hereof.

2. Financial Statement Schedules

The Supplemental Schedule of Non-Cash Investing and Financing Activities appears on page F-8 hereof.

 3. Exhibits

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

NEXTMART, INC.
By:	/s/ Menghua Liu
Menghua Liu, Chief Executive Officer and Chairman
Date: January 13, 2010

/s/ Carla Zhou Carla Zhou, Chief Financial Officer Date: January , 2010
Date: January 13, 2010

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Menghua Liu Menghua Liu, Chairman and Director Date: January 13, 2010	By:	/s/ Zexie Peng Zexie Peng, Director Date: January 13, 2010

By:	/s/ Zhibin Huai Zhibin Huai, Director Date: January 13, 2010

NEXTMART, INC.

AND SUBSIDIARIES

CONTENTS

PAGE	F-1	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 AND 2008.

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS.

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY).

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS.

PAGES	F-6	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nextmart, Inc.

We have audited the accompanying consolidated balance sheets of Nextmart, Inc (“the Company”) as of September 30, 2009 and September 30, 2008, and the related consolidated statements of operations and comprehensive loss, change in stockholders’ equity (deficiency), and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and September 30, 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 15, the Company has incurred significant losses from operations for the two years ended September 30, 2009 and has a working capital deficiency.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 15.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is in default under its convertible debt settlement agreement, see Note 7.

/s/ Bernstein & Pinchuk LLP

New York, NY

January 13, 2010

NEXTMART, INC.
CONSOLIDATED BALANCE SHEETS
	September 30,
ASSETS	2009	2008
Current assets
Cash and cash equivalents	$34,958	$60,283
Marketable Securities	12,000	119,400
Other receivables	8,503	-
Amount due from related parties	49,072	-
Assets held for sale	-	5,084,568
Current assets of discontinued operations	-	4,323,037
Total Current Assets	104,533	9,587,288

Property, plant and equipment, net	7,354	5,749
Non-current Assets of discontinued operations	-	2,224,422
	$111,887	$11,817,459

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Other payables and accrued expenses	$1,791,421	$82,078
Amount due to stockholders	440,786	469,325
Amount due to related parties	-	27,187
Liabilities held for sale	-	1,799,579
Current liabilities of discontinued operations	-	2,159,366
Total Current Liabilities	2,232,207	4,537,535

Convertible notes	-	1,500,000
Unamortized discount from warrants fair value	-	(500,379)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock: authorized 250,000,000 shares, par value US$0.01; none issued	-	-
Common stock: authorized 750,000,000 and 500,000,000 shares, par value US$0.01; Issued and outstanding, 443,204,734 shares (2009),and 90,204,734 shares(2008)	4,432,047	902,047
Reserved to be issued 53,029 shares	530	530
Additional paid-in capital	89,720,850	95,337,626
Accumulated deficit	(96,387,017)	(87,493,877)
Accumulated other comprehensive loss-Unrealized loss on marketable securities	(108,000)	(2,161,519)
Accumulated other comprehensive loss-Other	221,270	(304,504)
Total Stockholders' Equity (Deficiency)	(2,120,320)	6,280,303
	$111,887	$11,817,459

See notes to consolidated financial statements

NEXTMART, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the year ended September 30,

	2009	2008
	US$	US$
CONTINUING OPERATIONS
REVENUE	$98,852	$-
COST OF REVENUE	20,675	-
GROSS MARGIN	78,177	-

OPERATING EXPENSES
General and administrative expenses	473,041	2,560,122
Consulting and professional expenses	336,211	569,250
	809,252	3,129,372
LOSS FROM OPERATIONS	(731,075)	(3,129,372)

OTHER INCOME/(LOSS)
Interest (expense)/ income	(420,405)	1,095
Amortization of discount on convertible note	(71,483)	(142,966)
loss on marketable securities	-	(429,009)
Other income/(expenses)	(610,313)	87,500
Loss on early extinguishment of debt	(428,896)	-
Loss on disposal of assets	(488,448)	-
	(2,019,545)	(483,380)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	(2,750,620)	(3,612,752)
INCOME TAX EXPENSE	-	-
LOSS FROM CONTINUING OPERATIONS	(2,750,620)	(3,612,752)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(580,978)	(5,117,743)
Loss on disposal of discontinued operations	(5,561,542)	-
LOSS FROM DISCONTINUED OPERATIONS	(6,142,520)	(5,117,743)
Net Loss	$(8,893,140)	$(8,730,495)

OTHER COMPREHENSIVE INCOME
Unrealized Gain (Loss) on investment	2,053,519	(2,161,519)
Foreign currency translation adjustment	525,774	(351,653)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(6,313,847)	$(11,243,667)
Weighted average number of common shares outstanding – basic and diluted	148,175,567	89,986,872
(loss) per share from continuing operations-basic and diluted	$(0.02)	$(0.04)
(loss) per share from discontinued operations-basic and diluted	$(0.04)	$(0.06)
Loss per share-basic and diluted	$(0.06)	$(0.10)

See notes to consolidated financial statements

NEXTMART, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common shares				Additional		Accumulated Other Comprehensive Loss		Total
	Issued		Reserved & to be issued		Paid-in	Accumulated	Marketable	Foreign Currency	Stockholders’
	No. of Shares	Amount	No. of Shares	Amount	Capital	Deficit	Securities	Fluctuation	Equity (Deficiency)
		US$		US$	US$	US$	US$		US$
Balance, September 30, 2007	87,093,170	870,932	20,000	200	94,978,414	(78,763,382)	-	47,149	17,133,313
Issuance of stocks for warrants exercised	99,996	1,000	-	-	(1,000)	-	-	-	-
Stock based compensation	3,491,379	34,914	-	-	418,965	-	-	-	453,879
Cancelled shares	(479,843)	(4,799)	-	-	4,799	-	-	-	-
Disposal of subsidiaries	-	-	-	-	(63,222)	-	-	-	(63,222)
Issuance of stocks reserved	-	-	33,029	330	(330)	-	-	-	-
Net loss for the period	-	-	-	-	-	(8,730,495)	-	-	(8,730,495)
Foreign Currency translation Adjustment	-	-	-	-	-	-	-	(351,653)	(351,653)
Unrealized loss on unrealized marketable securities	-	-	-	-	-	-	(2,161,519)	-	(2,161,519)
Balance, September 30, 2008	90,204,734	902,047	53,029	530	95,337,626	(87,493,877)	(2,161,519)	(304,504)	6,280,303
Issuance of common stock for Senior Notes Conversion	103,000,000	1,030,000	-	-	500,000	-	-	-	1,530,000
Issuance of shares for development rights	250,000,000	2,500,000	-	-	(6,116,776)	-	-	-	(3,616,776)
Net loss for the period	-	-	-	-	-	(8,893,140)	-	-	(8,893,140)
Foreign Currency translation Adjustment	-	-	-	-	-	-	-	525,774	525,774
Realized loss on previously unrealized marketable securities	-	-	-	-	-	-	2,053,519	-	2,053,519
Balance, September 30, 2009	443,204,734	4,432,047	53,029	530	89,720,850	(96,387,017)	(108,000)	221,270	(2,120,320)

See notes to consolidated financial statements

NEXTMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Year Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,893,140)	$(8,730,495)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	191,937	238,646
Loss on earlier extinguishment of debt	428,896	-
Interest expense	420,000	-
Gain (loss) on marketable securities	-	429,009
Discontinued operations	580,978	5,117,743
Other expense/(income)	610,126	(87,500)
Loss/(gain) on disposal of assets and discontinued operations	6,049,990	-
Stock-based compensation	-	453,879

Change in operating assets and liabilities
Accounts receivable & other receivables	(8,503)	2,853,572
Accounts payable , other payables & accruals	(49,950)	(644,225)
Amount due from related parties	(49,072)	186,409
Amount due from stockholders	-	(297,344)
Amount due to related parties	(27,186)	4,476
Net Cash Used in Operating Activities	(745,924)	(475,830)

CASH FLOWS FROM INVESTING ACTIVITIES :
Proceeds from sale of plant and equipment	-	489,415
Acquisition of plant and equipment	(2,059)	(3,335)
Sale of Marketable Securities	-	36,868
Net Cash provided by (used in) Investing Activities	(2,059)	522,948

CASH FLOWS FROM FINANCING ACTIVITIES :
Loans from stockholders	1,471,460	-
Payment to the original convertible note holders	(400,000)
Net Cash Provided by Financing Activities	1,071,460	-
Effect of exchange rate fluctuations on cash and cash equivalents	25,774	351,653
Net increase (decrease) in cash and cash equivalents from continuing operations	349,251	398,771
Net (decrease)/increase in cash and cash equivalents from discontinued operations	(374,576)	(478,211)
Net (decrease) in cash and cash equivalents	(25,325)	(79,440)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	60,283	139,723
CASH AND CASH EQUIVALENTS AT END OF YEAR	$34,958	$60,283

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash Investing and Financing Actives
Stockholder loan converted to common stock	$1,500,000	$-
Issued common stock to exchange the commercial right from Hua Hui (See Note 14)	$2,500,000	$-

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal year ended September 30, 2009

NOTE 1 —NATURE OF OPERATIONS AND BASIS OF PRESENTATION

On August 1, 2009, we entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”), an unaffiliated PRC company. Hua Hui is part of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within China. Under the Agreement, we received from Hua Hui the commercial income rights to 10,000 square meters the Huadun Changde International Hotel (“Hotel”) located in the city of Changde in China’s Hunan Province (“Project”), which is currently under construction.

As a result of this transaction, we intend to develop a network of upscale, private member health clubs in the PRC, with the initial location being within the Hotel. These clubs would provide first class preventative and recovery care using the most modern methods and products. This product and services model will be rolled out in two phases. In phase one, we will seek to establish a network of health clubs, called “Demao Tang” which means health through the harmony of people and the heavens. In phase two, we will package and market our own branded health products. We expect to market our products and services to affluent individuals and business in the general vicinity of each location.

Our activities are based predominantly in People’s Republic of China (“PRC”). Our principal operating subsidiaries include the following:

·                              Cancer Institute of China Ltd. (formerly Sun New Media Group Limited);

                Oxus (Beijing) Cancer Research Ltd.

NOTE 2 —SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company, its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

Financial instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, and accounts payable, marketable securities, other payables. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of the instruments.

Goodwill and intangible assets, net

Goodwill which has been reclassified to discontinued operations, represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Under Statement of Financial Accounting Standards, FAS No.142 (ASC No.350), Goodwill and Other Intangible Assets, FAS 142 (ASC No.350), goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS 142 (ASC No. 350).

The Company applies the criteria specified in SFAS No.141 (ASC No. 805), Business Combinations to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the contractual-legal or separability criterion. Per SFAS 142 (ASC No. 350), intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No.144 (ASC No. 360), accounting for the Impairment or Disposal of Long-lived Assets. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

Impairment of Long-lived Assets

The Company assesses the carrying value of long-lived assets in accordance with SFAS No.144 (ASC No. 360), accounting for the Impairment or Disposal of Long-lived Assets. Factors considered important which could trigger this review include a significant decrease in operating results, a significant change in its use of assets, competitive factors, strategy of its business, and significant negative industry or economic trends. The company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on the reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.  When the Company determines that the carrying value of long-lived assets may not be recoverable based on as assessment of future cash flows from the use of those assets, an impairment charge to record the assets at fair value may be recorded. Impairment is measured based on fair values utilizing estimated discounted cash flow, published thirty-party sources, and third-party offers.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with FASB No. 130 (ASC No. 220), “Reporting Comprehensive Income (Loss). The comprehensive loss for the Company includes currency translation adjustments and unrealized loss on marketable securities.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued amended revenue recognition guidance for arrangements with multiple deliverables (ASU No. 2009-13) (ASC No. 605). The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact on the Consolidated Financial Statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting (ASU No. 2009-14) (ASC No. 985). Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact on the Consolidated Financial Statements.

In September 2009, the FASB issued amended guidance concerning fair value measurements of investments in certain entities that calculate net asset value per share (or its equivalent) (ASU No. 2009-12) (ASC No. 820). If fair value is not readily determinable, the amended guidance permits, as a practical expedient, a reporting entity to measure the fair value of an investment using the net asset value per share (or its equivalent) provided by the investee without further adjustment. The amendments are effective for interim and annual periods ending after December 15, 2009. The Company does not expect a material impact on the Consolidated Financial Statements due to the adoption of this amended guidance.

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value (ASU No. 2009-5) (ASC No. 820). The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Company adopted this guidance in the year ended November 30, 2009 and there was no material impact on the Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2009-02. “Amendments to Various Topics for Technical corrections.” ASU No. 2009-2 is an omnibus update that is effective for financial statements issued for interim and annual periods ending after July 1, 2009. This Statement did not impact the Company’s Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168 (ASC No. 105), “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this Statement for its year ended November 30, 2009. There was no change to the Company’s Consolidated Financial Statements due to the implementation of this Statement.

In June 2009, the FASB issued SFAS No. 167 (ASC No. 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 166 (ASC No. 860), “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (ASC No. 860).” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The Company will adopt these Statements for interim and annual reporting periods beginning on January 1, 2010. The Company does not expect the adoption of these standards to have any material impact on the Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165 (ASC No. 855), “Subsequent Events.” This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement in the year ended November 30, 2009. This Statement did not impact the consolidated financial results.

Plant and equipment

Plant and equipment are stated at cost, net of depreciation.  Depreciation is computed primarily on the straight-line method for financial reporting purposes over the following estimated useful lives:

Years
Furniture, fixtures and equipment	3 - 10
Motor vehicles	5 - 10
Computer software	3 - 5

Revenue recognition

We generate revenue through the performance of consulting services. We recognize revenues from consulting services in accordance with Staff Accounting Bulletin (“SAB”) No. 104 (ASC No. 605), “Revenue Recognition,” when all of the following conditions exist: persuasive evidence of an arrangement exists in the form of providing consulting services; or services have been rendered; the Company’s consulting fee received from the clients is fixed or determinable pursuant to the terms of the consulting agreement and is probable to be collected.

Cost of revenues

Cost of revenues includes salary and other related costs for our management services and technical support staff, as well as third-party contractor expenses.  Additionally cost of revenues in discontinued operations includes fees for hosting facilities, bandwidth costs, and equipment and related depreciation costs. Cost of revenues will vary significantly from period to period depending on the level of management services provided.

Compensation of Directors

The Company did not pay any compensation to any of our directors for their services during the fiscal year ended September 30, 2009.

Trade receivables and allowances for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers to minimize credit risk. The allowance for doubtful accounts is based on management’s estimates of the collectability of its accounts receivable after analyzing historical bad debts, customer concentrations, customer credit worthiness, and current economic trends. Specifically, the Company reviews the aged accounts receivables listing for balances that are specifically identifiable as credit risks or uncollectible, and may use its judgment for calculation of allowances for doubtful accounts. There was no significant allowance for doubtful accounts at September 30, 2009 and 2008.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. As the Company has a loss, presenting diluted net earnings (loss) per share is considered anti-dilutive and not included in the statement of operations.

Foreign currency translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 (ASC No. 830), “Foreign Currency Translation”, since the functional currency of the Company is Renminbi (RMB), the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars (USD). Monetary assets and liabilities are re-measured using the foreign rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the consolidated statement of operations. In 2009, we used 6.8179 RMB per U.S. USD for the weighted average rate, and we used 6.8175 RMB per USD as the balance sheet date rate (September 30, 2009).  In 2008, 7.0927RMB per USD was the weighted average rate, and 6.8183 RMB per USD was the rate at September 30, 2008.

Income taxes

The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109 (ASC 740). Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The tax loss arising from PRC can be carried forward for five years. Agreed tax losses by respective local tax authorities can be offset against future taxable profits of the respective companies. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.  There were no income tax expenses for the two years ended September 30, 2009 and 2008.

Stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 (ASC No. 505)and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

Convertible Notes and Notes Issued with Stock Warrants

The Company accounts for convertible notes and notes issued with stock warrants in accordance with APB No. 14 (ASC No. 470), Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The proceeds from the issuance of convertible notes are allocated between the debt and the equity. The Company books a discount on convertible notes for the conversion feature of the notes and warrants and amortizes the discount over the life of the debt.

Reclassification

The comparative figures have been reclassified to conform to current period presentation.

NOTE 3 — MARKETABLE SECURITIES

Marketable securities are considered as available for sale and are recorded at market value. The marketable securities are summarized as follow:

	September 30, 2009		September 30, 2008
	Number of shares	Amount	Number of shares	Amount

Asia Premium TV Inc	60,000	$120,000	60,000	$120,000
Unrealized loss		(108,000)		(600)
Net balance		$12,000		$119,400

The Company holds 16,821,254 common shares of CEC Unet, PLC, subject to the disclosures below. The Company has been informed that on January, 19, 2009, the shares of CEC Unet, PLC were delisted on the AIM Market (London Exchange). From September 30 to January 18, 2009, the shares of CEC Unet, PLC were suspended from trading on AIM Market. The management of the Company was informed by CEC Unet that CEC Unet is considering splitting CEC Unet into two entities, separating the core top up business from its other non-performing assets and injecting it into a shell company, that could be listed. CEC Unet may also consider relisting its current shell company on the AIM market after undergoing a restructuring and acquiring other performing assets. However, at this time we have not received any detailed information or confirmation about the relisting plan. On August 1, 2009, we disposed of the CEC Unet shares as part of the transaction with Hua Hui and recognized an accumulated loss of $2,053,519 in operations which was previously included in other comprehensive income.

The Company also holds 60,000 shares of Asia Premium TV Inc (OTC BB: ATVG).

NOTE 4 — PLANT AND EQUIPMENT, NET

Plant and equipment is summarized as follows:

	September 30,
	2009	2008
Cost
Computer Software	$9,224	$7,165

Less: accumulated depreciation	1,870	1,416

Net	$7,354	$5,749

Depreciation for the year ended September 30, 2009 was $454 compared with the year ended September 30, 2008 $95,680, respectively.

NOTE 5 — OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follows:

	September 30,
	2009	2008

Other payables	$1,736,421	$22,078
Accruals	55,000	60,000

	$1,791,421	$82,078

Other payables mainly include $1.71 million for the payment to the creditors who originally held our convertible notes and $ 0.06 million for professional fees, and other office expenses.

NOTE 6— AMOUNT DUE TO STOCKHOLDERS

The amounts due stockholders are summarized as follows:

	September 30,
	2009	2008

Redrock Capital Venture Limited	$294,106	$469,325
Beijing Hua Hui Hengye Investment Limited	146,680	-

	$440,786	$469,325

Commencing in June, 2009, we received loans from Redrock Capital Venture Limited. As of September 30, 2009, the amount due Redrock is US$294,106, this amounts is due on demand and bears no interest The amounts due to Beijing Hua Hui Hengye Investment Limited are due on demand and bear interest at the prevailing rate charged by the PRC Central Bank on the payment date.

NOTE 7— CONVERTIBLE NOTES, WARRANTS AND STOCK OPTIONS

On March 22, 2007, we executed a subscription agreement with certain accredited investors, including Professional Offshore Opportunity Fund Ltd, pursuant to which we agreed to issue a principal amount worth $1,500,000 in senior convertible promissory notes and warrants to purchase shares of our common stock. The financing was closed on March 29; 2007.The aggregate gross proceeds from the sale of the notes and warrants were $1,500,000.  The convertible notes are due three years from the date of issuance. We prepaid all interest due under the convertible notes through the issuance of 1.5 million shares of our common stock.  The notes are initially convertible into our common shares at a conversion price of $1.00 per share.  After the occurrence of an event of default under the notes, the conversion price adjusts to eighty percent (80%) of the volume weighted average price of our common shares for the five trading days prior to a conversion date.

On February 6, 2009, we closed a Convertible Debt Settlement Agreement with these accredited investors (“Settlement Agreement”) pursuant to which we have re-purchased all of the outstanding senior convertible notes. Under the Settlement Agreement, in exchange for canceling the notes and underlying agreements, we agreed to pay back the principal amount of the Notes ($1,500,000), and $610,126 in interest and default penalties. We paid $250,000 of the $1,500,000 in the principal amount at closing, and are obligated to pay $250,000 every 90 days from closing until the principal is paid in full. We made a payment of $150,000 and $100,000 of the amount due in July and October 2009. An additional $250,000 will be paid in late December. We agreed to pay interest and penalties of $610,126 in the form of common shares of CEC Unet Plc. (AIM: CECU) which we hold. The payment is due 90 days from closing date. The amount of CECU shares payable to the investors is calculated by using the lowest bid price of the CECU shares for the five days prior to the payment date minus 10%. The securities of CECU are currently delisted from the AIM Market. If on the stated payment date, the CECU Shares are not trading on the AIM Market, then we are required to pay the amount in cash or cash equivalents. As the date of this report, we made a payment of $750,000 in principal, and have not paid any interests and default penalties up to date. We are in default of our obligations to these investors. It is possible the investor could initiate litigation against us which cause us to incur additional costs and expenses. The parties also amended the Warrants to remove any registration rights and purchase price reset provisions, among other changes. As additional consideration, limited mutual releases were given by the parties.

On March 9, 2009, we completed a Subscription Agreement with Redrock Capital Venture Ltd (“Redrock”), a BVI company, under which we issued up to $1,500,000 of our senior convertible notes (“Senior Notes”) to Redrock. On April 15, 2009, Redrock converted the $1,250,000 Senior Note into 83,333,333 shares of our common stock. We also issued Redrock 2,500,000 shares of our common stock as prepaid interest for the $1,250,000 Senior Note. On June 17, 2009, we received a notice of conversion from Redrock converting the $250,000 Senior Note into 16,666,667 shares of our common stock at a conversion price is $0.015 per share. On June 23, 2009, we issued 17,166,667 shares of our common stock to Redrock Capital Venture Limited. The amount represents 16,666,667 shares of our common stock issuable on conversion of the $250,000 Senior Note and 500,000 shares of our common stock issuable as prepaid interest on the Senior Note.

Warrants

At September 30, 2009, the Company had no warrants outstanding.

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

Stock Compensation

Effective January 1, 2006, the Company adopted SFAS 123R (ASC No. 505). See Note 2 for a description of the Company’s adoption of SFAS 123R (ASC No. 505). The fair value of stock-based compensation awards was determined using the Black-Scholes option pricing model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123 (ASC No. 505), as amended by FASB Statement No.148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  The determination of the fair value of stock-based compensation awards on the date of the grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company’s stock price over the term of the awards, actual and projected employee stock option exercise behaviors, our risk-free interest rate and expected dividends.

On November 20, 2007, we issued 3,491,379 shares of common stock to Mr. Ren Huiliang who is the former CEO of NextMart Inc. and William Brand Ltd pursuant to a supplementary agreement (the “Supplementary Agreement”) which we entered into with Mr. Ren on September 28, 2007. The Supplementary Agreement was a revision to the original terms and conditions of the Sales and Purchase Agreement (the “Sales and Purchase Agreement”) by which we purchased 100% of William Brand Administer Co., Ltd from Mr. Ren. Specifically, the Supplementary Agreement modifies the payment schedule by which we will compensate Mr. Ren for William Brand’s attainment of certain revenue and profit guarantees, and his own contribution to the Company.

Stock based compensation recognized on the Company’s Condensed Consolidated Statement of Operations for the Fiscal year ended September 30, 2008 is $453,879.

NOTE 8— INCOME TAXES

The Company is incorporated in the state of Delaware, United States and has operations in the P. R. China. The Company has incurred net accumulated operating losses and current operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2009.

Taxation in the British Virgin Islands

The British Virgin Islands currently levies taxes on individuals or corporations based upon profits, income, gains or appreciation. Cancer Institute of China Ltd. (formerly Sun New Media Group Limited) is a tax-exempted company incorporated in the British Virgin Islands.

Taxation in the P. R. China

The components of income before income taxes are as follows:

For the year ended
September 30, 2009

Loss in China operations	$416,239

Loss before taxes	$416,239
Income taxes subject to China operations	-
Effective tax rate for China operations	0%

Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries are generally subject to Enterprise Income Taxes, EIT, at a statutory rate of 25%. The subsidiaries are Foreign Investment Enterprises.  Under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year. The Company believes that in part because of these reductions, it is more likely than not that these losses would not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising as of September 30, 2009.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Commitments

We have entered into a building lease for our office located in Beijing. The Beijing facility lease is from September 27, 2007 to July 31, 2011. The lease expense for the year ended September 30, 2009 amounted to $101,091. Future minimum lease payments under non-cancellable operating lease agreements at September 30, 2009 were as follows:

Year ended	Amount
September 30, 2010	$32,467
September 30, 2011	27,056
Total	$59,523

NOTE 10 —STOCKHOLDERS’ EQUITY

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

On March 9, 2009, we completed a Subscription Agreement with Redrock Capital Venture Ltd (“Redrock”), a BVI company, under which we agreed to issue up to $1,500,000 of our senior convertible notes (“Senior Notes”) to Redrock. As of June 17, 2009, Redrock has converted the Senior Notes into 103,000,000 shares of common stock of the Company.

On September 11, 2009, we issued the 250,000,000 shares of common stock to Beijing Hua Hui pursuant to a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”) on August 1, 2009. Of the total amount of shares issued, 175,000,000 are subject to an escrow agreement by and among our company, Hua Hui and an escrow agent. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from us that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the Project still has not been completed, and then the Company and Hua Hui will negotiate an agreement to deal with the escrow shares.

NOTE 11 — RELATED PARTIES TRANSACTIONS

We have the following transactions with related parties during the year ended September 30, 2009.

On March 9, 2009, as previously reported, we completed a Subscription Agreement with Redrock Capital Venture Ltd (“Redrock”), a BVI company, under which we agreed to issue up to $1,500,000 of our senior convertible notes (“Senior Notes”) to Redrock. At closing, we issued $1,250,000 in Senior Notes in exchange for the cancellation of demand notes for the same principal amount held by Redrock. As a result, a total of $250,000 remained unsubscribed under the Subscription Agreement. Dr. Bruno Wu, our former Chairman and an influential person of our company, is the Chairman of Redrock, however, Dr. Wu has no ownership interest in Redrock. Dr. Wu’s wife, Ms. Yang Lan, is the majority stockholder of Redrock. She is also the controlling stockholder of Sun Media Investment Holdings, one of our stockholders. Redrock has converted the senior notes into 85,833,333 shares and 17,166,667 shares of common stock of the Company on April 15, 2009 and June 23, 2009 respectively.

The amount due from related parties is summarized as follow:

	September 30,
	2009	2008

Asia Premium Television Group, Inc.	$49,072	$-

	$49,072	$-

The receivables from related party mainly include the loan to Asia Premium Television Group, Inc., and are carried at the expected realizable value. The balance had no stated terms for repayment and was non interest-bearing.

NOTE 12 —ASSETS AND LIABILITIES HELD FOR SALE

September 30,
2008

ASSETS
Cash and cash equivalents	$45,888
Other receivables, net of allowance for doubtful accounts	948,069
Marketable securities	542,544
Deferred charges	1,816,666
Other assets	1,731,401
$5,084,568
LIABILITIES
Accounts payable	$47,219
Other payables and accrued expenses	1,247,009
Amount due to related parties	505,351
$1,799,579

On August 1, 2009, the Company entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Ltd. (“Hua Hui”) and divested itself of William Brand Administer Ltd’s women apparel business, Beijing Niceshow Exhibition Limited, Wuxi Sun Network Technology Ltd., and other non-material assets to Hua Hui. As of September 30, 2008, the book value for these non material assets being transferred to Hua Hui was US$5,084,568; the liabilities had a book value of 1,799,579.

NOTE 13 — DISCONTINUED OPERATIONS

In connection with our agreement with Hui Hua on August 1, 2009, we transferred to Hua Hui three of our subsidiaries, William Brand Administer Ltd’s, Beijing Niceshow Exhibition Limited, and Wuxi Sun Network Technology Ltd., along with other non-material assets.

As of September 30, 2008, the stated subsidiaries have been reclassified to discontinued operations. The following assets and liabilities have been segregated and included in assets and liabilities of discontinued operations, as appropriate, in the consolidated balance sheet as of September 30, 2008. As the result, we experienced a loss on disposal of subsidiaries of $5,561,542 in fiscal year 2009.

September 30,
2008
Cash and bank	$374,576
Accounts receivable-net	2,544,661
Amount due from stockholders	680,763
Other receivable, prepayments and deposit	366,427
Marketable securities	356,610
Current assets of discontinued operations	4,323,037

Property plant and equipment - net	1,595,134
Intangible assets-net	629,288
Long-term Assets of discontinued operations	2,224,422
Assets of discontinued operations	$6,547,459

Accounts payable	$184,151
Other payables	1,065,817
Minority interest	909,398
Current liabilities of discontinued operations	$2,159,366

The following income and expense items have been segregated and included in income (loss) from discontinued operations, as appropriate, in the consolidated income statement for the year ended September 30, 2009 and for the year ended September 30, 2008:

	For the year ended September 30,
	2009	2008
Revenue	$1,368,329	$6,324,306
Cost of Revenue	1,567,749	5,578,989
Gross margin	(199,420)	745,317
Consulting and professional fees	12,422	26,149
General and administrative expenses	176,710	1,375,772
Marketing expenses	86,612	123,161
Impairment of intangible assets	-	4,069,589
Depreciation and amortization	109,801	513,789
Income(Loss) from operations	(584,965)	(5,363,143)
Other income (expenses)	2,648	97,753
Income tax	365	(3,362)
Minority interest	974	151,009
Net income (loss) from discontinued operations	$(580,978)	$(5,117,743)

NOTE 14 –NON-MONETARY TRANSACTION

On August 1, 2009, we entered into a subscription and asset sale agreement with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”), Under the terms of the Agreement, we received from Hua Hui the commercial income rights to 10,000 square meters the Huadun Changde International Hotel located in the city of Changde in China’s Hunan Province (“Project”), which is currently under construction. Hua Hui is responsible for all costs and expenses incurred in constructing the Project. Commercial income rights includes the right to receive any and all income and proceeds derived from the commercial use of the Project in any capacity. As consideration, we agreed to issue to Hua Hui 250,000,000 shares of our its common stock. As additional consideration,.we also sold to Hua Hui William Brand Administer Ltd’s women apparel business, Beijing Niceshow Exhibition Limited, Wuxi Sun Network Technology Ltd., and transferred other non-material assets to Hua Hui.

According to ASC 845-10-S99, transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company's initial public offering normally should be recorded at the transferors' historical cost basis determined under GAAP. In this transaction, Hua Hui became the controlling shareholder of the Company after it transferred the commercial income rights to the Company.  Therefore, the accounting principles in ASC 845-10-S99 were followed and the Company recorded the rights at its historical cost basis, which was internally developed and had zero basis.

According to ASC 845-10-30, the accounting for nonmonetary transactions should be based on the fair values of the assets (or services) involved, which is the same basis as that used in monetary transactions. Thus, the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain it, and a gain or loss shall be recognized on the exchange. The fair value of the asset received shall be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered. Similarly, a nonmonetary asset received in a nonreciprocal transfer shall be recorded at the fair value of the asset received. A transfer of a nonmonetary asset to a stockholder or to another entity in a nonreciprocal transfer shall be recorded at the fair value of the asset transferred and a gain or loss shall be recognized on the disposition of the asset.” We recorded the disposal of the subsidiaries at fair value. As the result of the transaction with Hua Hui, we experienced a loss on disposal of the above mentioned non-material assets of US$488,448 and a loss on disposal of the subsidiaries of 5,561,542 in fiscal year 2009.

As a result of the above transactions, the amount recorded in the additional paid in capital was as follows:

Nature of paid in capital adjustments	September 30,
2008
Issue of common shares for zero basis rights	$(2,500,000)
Fair value of disposal	(3,616,776)
$(6,116,776)

NOTE 15— GOING CONCERN AND MANAGEMENT PLAN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2009, the Company had an accumulated deficit totaling $96,387,017 and its current liabilities exceeded its current assets by $2,127,674. The Company suffered significant loss is due to the disposal of subsidiaries in 2009. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In September 2008, we determined to divest ourselves of the William Brand’s women apparel business and other non-material businesses. In keeping that intent, on August 1, 2009, we entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”). Pursuant to the agreement, the Company divest itself of William Brand Administer Ltd’s women apparel business, Beijing Niceshow Exhibition Limited, Wuxi Sun Network Technology Ltd., and transferred other non-material assets to Hua Hui.

As a result of the transaction with Hua Hui, the Company’s new business goal is to develop a network of upscale, private member health clubs in the PRC.  (See “Item 1 – Description of Business” above)

The Company is actively pursuing additional funding and potential strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. However there can be no assurances that the Company can sell the stocks under the warrants or that sufficient financing will be available on terms acceptable to the Company or at all.

NOTE 16— SUBSEQUENT EVENTS

On December 10, 2009, we filed a Definitive Proxy Statement with the Securities and Exchange Commission with respect to a special meeting of stockholders to be held on December 31, 2009 at the Company’s principal office located at Oriental Plaza Bldg. W3-12 Floor, East Chang'an Ave., Dongcheng District, Beijing, 100738 PRC. The Proxy Statement was mailed to the stockholder on or about December 15, 2009. The purpose of the special meeting of stockholders is to vote on two proposals; Proposal 1 Amend and Restate the Certificate of Incorporation of the Company (the “Certificate of Incorporation”) to (i). eliminate the requirement that all stockholder actions be effected solely through special or annual stockholder meetings, (ii).  eliminate of the three classifications of directors, and (iii). eliminate the super majority (66 2/3%) voting requirement to adopt, amend or repeal the By-Laws and to amend or repeal Article NINTH, Article FIFTH, Article SIXTH, Article SEVENTH or Article EIGHTH of the Certificate of Incorporation, and Proposal 2 Amend and Restate the by-laws of the Company (the “By-Laws”) to (i). eliminate the three classifications of directors, and (ii). eliminate the super majority (66 2/3%) voting requirement to adopt, amend or repeal any provision of the Bylaws. Only stockholders of record at the close of business on November 18, 2009 will be entitled to notice of, and to vote at, such meeting or any adjournments or postponements thereof. On December 31, 2009, at our special shareholders meeting, a total of 353,001,000 common shares representing 79.65% of the outstanding shares voted in favor of Proposal 1 and Proposal 2.