Form 10-Q
period 2009-12-31
NextMart Inc.
filed 2010-02-11
CIK 1088005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  Yes      o No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). o Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer o

     Accelerated Filer o

Non-Accelerated Filer o

    Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes x No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 443,257,763 shares of common stock outstanding as of February 10, 2010.

NEXTMART, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED December 31, 2009

Table of Contents

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31, 2009	September 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,941	$34,958
Other receivables, net of allowance for doubtful accounts	8,489	8,503
Marketable securities	480	12,000
Amount due from related parties	5,061	49,072
Total Current Assets	47,971	104,533

Property and equipment, net	7,147	7,354
	$55,118	$111,887

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Other payables and accrued expenses	$1,407,641	$1,791,421
Amount due to stockholders	860,256	440,786
Amount due to related parties	2,226	-
Total Current Liabilities	2,270,123	2,232,207

STOCKHOLDERS' DEFICIENCY
Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued
Common stock; authorized 750,000,000 shares, par value US$0.01; Issued and outstanding, 443,204,734 shares	4,432,047	4,432,047
Reserved to be issued , 53,029 shares	530	530
Additional paid-in capital	89,720,850	89,720,850
Accumulated deficit	(96,469,377)	(96,387,017)
Accumulated other comprehensive loss-Unrealized loss on marketable securities	(119,520)	(108,000)
Accumulated other comprehensive income-Other	220,465	221,270
Total stockholders' deficiency	(2,215,005)	(2,120,320)
	$55,118	$111,887

See notes to consolidated financial statements.

NEXTMART, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Unaudited
	Three Months Ended December 31,
	2009	$2008
Sales	$-	41,637
Cost of sales	-	2,082
Gross Margin	-	39,555

Operating expenses
General and administrative expenses	39,570	88,416
Depreciation and amortization	195	14,692
Consulting and professional fees	38,280	45,562
	78,045	148,670
Loss from operations	(78,045)	(109,115)
Other income (expense)
Other expense	-	(177)
Amortization of discount on convertible note	-	(35,741)
Interest expense	(4,315)	(65,000)
Loss from continuing operations before income tax expense	(82,360)	(210,033)
Income tax expense	-	-
Loss from continuing operations	(82,360)	(210,033)
Loss from discontinued operations	-	(1,027,098)
Net Loss	(82,360)	(1,237,131)
Other comprehensive loss
Foreign currency translation adjustment	(806)	(81,109)
Unrealized loss on investment	(11,520)	(416,209)
Total comprehensive loss	$(94,686)	$(1,734,449)

Weighted average number of common shares outstanding – basic and diluted	443,204,734	90,204,734
Loss per share
Continuing operations – basic and diluted	$(0.0002)	$(0.002)
Discontinued operations – basic and diluted	$-	$(0.011)

See notes to consolidated financial statements.

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS	Unaudited
	Three months Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,360)	$(1,237,131)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	195	50,433
Loss from discontinued operation-net	-	990,367

Change in operating assets and liabilities
Accounts receivable & other receivables	14	43,999
Other current assets	-	(41)
Other payables & accruals	(29,465)	32,157
Net Cash Used in Operating Activities	(111,616)	(120,216)

CASH FLOWS FROM INVESTING ACTIVITIES :
Acquisition of property and equipment	-	(348)
Collection of amounts due from shareholders	-	178,160
Collection (payments) of amounts due from related party	44,011	(39,501)
Net Cash provided by Investing Activities	44,011	138,311

CASH FLOWS FROM FINANCING ACTIVITIES :
Payments to original convertible notes holders	(350,000)	-
Borrowings from shareholders	419,470	-
Borrowings from related parties	2,226	143
Net Cash Provided by Financing Activities	71,696	143

Effect of exchange rate fluctuations on cash and cash equivalents	(5,108)	(81,111)
Net decrease in cash and cash equivalents from continuing operations	(1,017)	(62,873)

Net increase in cash and cash equivalents from discontinued operations	-	75,869

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,958	107,253

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,941	$120,249
Supplemental disclosure of cash flows information
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

See notes to consolidated financial statements.

NEXTMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.

On August 1, 2009, we entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”), an unaffiliated PRC company. Hua Hui is part of The Beijing Hua Hui Corporation, a PRC real estate construction and development group that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within China. Under the Agreement, we received from Hua Hui the commercial income rights to 10,000 square meters the Huadun Changde International Hotel (“Hotel”) located in the city of Changde in China’s Hunan Province (“Project”), which is currently under construction.

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

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements of Nextmart, Inc. (the “Company”) and its subsidiaries and variable interest entities or VIEs have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant inter-company accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method. The Company has adopted FASB Interpretation No.46R consolidation of Variable Interest Entities, FIN 46R, an Interpretation of Accounting Research Bulletin No.51. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of December 31, 2009, and consolidated results of operations, and cash flows for the three month periods ended December 31, 2009 and 2008, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with FASB No. 130 (ASC No. 220), “Reporting Comprehensive Income (Loss)”. The comprehensive loss for the Company includes currency translation adjustments and unrealized loss on marketable securities.

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

Property, Plant and equipment

Property, Plant and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed primarily on the straight-line method for financial reporting purposes over the following estimated useful lives:

Years
Computer Software	3-5

Revenue recognition

We generate revenue through the provision of consulting services. We recognize revenues from consulting services in accordance with Staff Accounting Bulletin (“SAB”) No. 104 (ASC No. 605), “Revenue Recognition,” when all of the following conditions exist: persuasive evidence of an arrangement exists in the form of providing consulting services; or services have been rendered; the Company’s consulting fee received from the clients is fixed or determinable pursuant to the terms of the consulting agreement and these amounts appear to be collectible.

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

Foreign currency translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 (ASC No. 830), “Foreign Currency Translation”, since the functional currency of the Company is Renminbi (RMB), the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars (USD). Monetary assets and liabilities are translated using the foreign rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any translation gain or loss incurred is reported in the consolidated statement of operations. In this period, we used 6.8360 RMB per USD for the weighted average rate, and we used 6.8282 RMB per USD as the balance sheet date rate (December 31, 2009).

Income taxes

The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109 (ASC No. 740). Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The tax loss arising from PRC can be carried forward for five years. Agreed tax losses by respective local tax authorities can be offset against future taxable profits of the respective companies. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

Stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 (ASC No. 505) and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

Reclassification

The comparative figures have been reclassified to conform to current period presentation.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities are considered as available for sale and are recorded at market value. The marketable securities are summarized as follow:

	December 31, 2009		September 30, 2009
	Number of shares	Amount	Number of shares	Amount
		US $		US $

CHINA GRAND RESORTS, INC AT COST	3,000	120,000	60,000	120,000
Unrealized loss		(119,520)		(108,000)
Net balance		480		12,000

The 3,000 shares of common stock at December 31, 2009 reflects a 20 for 1 reverse split of the issued and outstanding common stock of the issuer.

NOTE 3 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

Property and equipment is summarized as follows:

	December 31, 2009	September 30, 2009
	US$	US$
Cost
Computer Software	9,224	9,224

Less: accumulated amortization	2,077	1,870

Net	7,147	7,354

Amortization for three months ended December 31, 2009 was $195 compared with three months ended December 31, 2008 $50,433, respectively.

NOTE 4 - CONVERTIBLE NOTES, WARRANTS AND STOCK OPTIONS

On March 22, 2007, we executed a subscription agreement with certain accredited investors, including Professional Offshore Opportunity Fund Ltd, pursuant to which we agreed to issue a principal amount worth $1,500,000 in senior convertible promissory notes and warrants to purchase shares of our common stock. The notes were issued with “Class A” warrants to purchase up to 1,500,000 shares of common stock at an exercise price of $1.00 per share and “Class B” warrants to purchase up to 1,500,000 shares of common stock at an exercise price of $1.50 per share.  Upon exercise of any Class A or Class B warrant, the respective warrantholder will receive a “Class C” warrant to purchase that number of shares for which such Class A warrant or Class B warrant is exercised at an exercise price of $2.00 per share. The Class A and Class B warrants expire five years from the issue date. The financing was closed on March 29, 2007.The aggregate gross proceeds from the sale of the notes and warrants was $1,500,000.  The convertible notes were due and payable three years from the date of issuance. We prepaid all interest due under the convertible notes through the issuance of 1.5 million shares of our common stock.  The notes were initially convertible into our common shares at a conversion price of $1.00 per share.  After the occurrence of an event of default under the notes, the conversion price adjusts to eighty percent (80%) of the volume weighted average price of our common shares for the five trading days prior to a conversion date.

On February 6, 2009, we closed a Convertible Debt Settlement Agreement with these accredited investors (“Settlement Agreement”) pursuant to which we have re-purchased all of the outstanding senior convertible notes. We also amended the Warrants to remove any registration rights and purchase price reset provisions, among other changes. As additional consideration, limited mutual releases were given by the parties. In exchange for canceling the notes and underlying agreements, we agreed to pay back the principal amount of the Notes ($1,500,000), and $610,126 in interest and default penalties. We paid $250,000 of the $1,500,000 in the principal amount at closing, and are obligated to pay $250,000 every 90 days from closing until the principal is paid in full. In addition to the payment made at closing, we also made a payment of $150,000, $100,000 and $250,000 on the obligation due in July, October and December 2009, respectively. We also agreed to pay interest and penalties of $610,126 within 90 days from the closing. Payment of the stated amount may be in the form of common shares of CEC Unet Plc. (AIM: CECU) which we held on the agreement date or if the shares of CECU were not trading on the AIM Market, then in cash or cash equivalents. We disposed our holdings of CECU shares in the Hua Hui transaction. As such, we are now required to pay the amount due in cash or cash equivalents. As the date of this report, as mentioned above, we made payments of $750,000 in principal to date, and we have not made any payments on the interest and default penalty amount.. We are in default of our obligations to these investors. It is possible the investor could initiate litigation against us which cause us to incur additional costs and expenses. The balance of $1.36 million is included in other payables.

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

Warrants

At December 31, 2009, as discussed above, the Company had 3,000,000 warrants outstanding.

NOTE 5 - OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follows:

	Unaudited
	December 31, 2009	September 30, 2009

Other payable	$1,403,263	$1,736,421
Accrued expenses	4,378	55,000
	$1,407,641	$1,791,421

Other payables represent $1.36 million due to the creditors who originally held our convertible notes and the balance represents professional fees, and other office expenses.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Commitments

We have entered into a building lease for our office located in Beijing. The term of the lease is from September 27, 2007 to July 31, 2011. The lease expense for the three months ended December 31, 2009 amounted to $7,917. Future minimum lease payments under the operating lease agreements at December 31, 2009 were as follows:

Year ended	Amount
September 30, 2010	$24,350
September 30, 2011	27,056

Total	$51,406

NOTE 7 -AMOUNTS DUE TO STOCKHOLDERS

The amounts due stockholders are summarized as follows:

	Unaudited
	December 31, 2009	September 30, 2009
	US$	US$

Redrock Capital Venture Limited	293,936	294,106
Beijing Hua Hui Hengye Investment Limited	566,320	146,680

	860,256	440,786

The amounts due to Redrock Capital Venture Limited are due on demand and bear no interest. The amounts due to Beijing Hua Hui Hengye Investment Limited are due on demand and bear interest at the prevailing rate charged by the PRC Central Bank on the payment date.

NOTE 8— GOING CONCERN AND MANAGEMENT PLAN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2009, the Company had an accumulated deficit totaling $96,469,377 and its current liabilities exceeded its current assets by $2,222,152. The Company suffered significant loss is due to the disposal of subsidiaries in 2009. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In September 2008, due to market conditions, the Company determined to divest itself of the William Brand Administer Ltd’s women apparel business and other non-material businesses. In keeping that intent, on August 1, 2009, as mentioned above, we entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”). Pursuant to the Agreement, the Company divest itself of William Brand Administer Ltd’s women apparel business, Beijing Niceshow Exhibition Limited, Wuxi Sun Network Technology Ltd., and transferred other non-material assets to Hua Hui in exchange for obtaining the commercial income rights to 10,000 square meters the Huadun Changde International Hotel (“Hotel”) located in the city of Changde in China’s Hunan Province (“Project”), which is currently under construction.

As a result of the transaction with Hua Hui, the Company’s new business goal is to develop a network of upscale, private member health clubs in the PRC.

The Company is actively pursuing additional funding and arrangements with potential strategic partners in an effort to fund its ongoing working capital requirements. The Company’s working capital requirements for the next 12 month is approximately $5.3 million. Management is hopeful that the above actions will allow the Company to continue its operations through the current fiscal year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the period ended September 30, 2009. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As a result of our transaction with Hua Hui, our new business strategy is to develop a network of upscale, private member health clubs in the PRC. This product and services model will be rolled out in two phases. Phase one is to establish private member health clubs that offer specialized health services and products to its members. These clubs would provide first class preventative and recovery care using the most modern methods and products. We plan to develop this club concept in cooperation with top tier membership clubs and health care services companies specializing in preventative and recovery care. We intend to establish our own independent locations, as well as partner with China’s most elite members clubs to embed our Demao Tang concept and related products into these existing operations. Revenues from the planned clubs would be derived from the sale of memberships to its clubs and the sale of private label and third party health products and services within the clubs. Phase two involves the direct sales for Demao Tang branded health products. These products would include certain types of supplements and herbal and homeopathetic medicines as well as general health and anti-aging products designed to restore and maintain health and well-being. We intend to private label. The Company will continue to maintain the consulting services for the foreseeable future, although it will not devote significant attention to this business. These consulting services related to investment, merger and acquisition services. During the three months ended December 31, 2009, we had no revenues from the consulting services.

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

Results of Operations

Three Months Ended December 31, 2009 compared with Three Months Ended December 31, 2008

The following discussion reflects our results from operations for the three months ended December 31, 2009 compared with the three months ended December 31, 2008. Although there are no revenues from consulting services for the 2009 period, we will continue to maintain the consulting services business for the foreseeable future, however, it is not expected to be a significant focus of future business efforts.

Revenues.  During the three months ended December 31, 2009 and 2008, we had revenues of $0 and $41,637, respectively. The  revenues for the 2008 period were primarily due to the operation of consulting service business. We had no revenues for the 2009 period from our consulting business due to the reduction of clients’ demands for this period.

Cost of Sales. Our cost of revenue for the three months ended December 31, 2009 and 2008 were $0 and $2,082, respectively. Cost of Sales represents a portion of the personnel cost of the consulting business.

Gross Margin. As a result of the foregoing, our gross margins for the three months ended December 31, 2009 and 2008 were $0 and $39,555, respectively.

Operating Expenses. Our operating expenses (which includes general and administrative expenses, depreciation and amortization and consulting and professional fees) for the three months ended December 31, 2009 and 2008 were $78,045 and $109,115, respectively. General and administrative expenses were $39,570 for the three months ended December 31, 2009, a decrease of $48,846 or 55.25% from $88,416for the 2008 period.  The decrease for the 2009 period was due to reduced salaries and related expenses at our corporate office due to our scaled down operations. Depreciation and amortization were $195 and $50,433, for the 2009 and 2008 periods, respectively. The decrease in the 2009 period in depreciation and amortization for the 2009 period reflects our reduced asset base which was disposed of in the Hua Hui transaction.

Other Income (Expense). For the 2009 period, we had interest expense of $4,315 compared with interest expense of $65,000 for the comparable period in 2008. The interest expense for 2009 period was due to the accrued expense to the loan from Hua Hui, and the interest expense for 2008 period was due to interest paid to the convertible notes holders. We had an amortization on convertible notes of $35,741 for the 2008 period and did not have a similar charge of the comparable 2009 period.

Loss from operations. We had an operating loss from operations of $78,045 for the three months ended December 31, 2009 compared with an operating loss of $109,115 for the comparable period in 2008. The decrease was due to the factors discussed above.

Loss from continuing operations before income tax expense. Our loss from continuing operations for the three months ended December 31, 2009 and 2008 was $82,360 and $210,033 respectively. The difference was due to the reasons discussed above.

Loss from discontinued operations. We had a loss from discontinued operations for the three months ended December 31, 2008 of $1,027,098 attributable to the divestiture of William Brand’s women apparel business and other non-material businesses. We did not have a similar loss for the comparable 2009 period.

Other Comprehensive Loss. We had a foreign currency translation adjustment loss of $806 for the 2009 period compared with a translation loss of $81,109 for the comparable period in 2008. The difference is due to the value of the US dollar in comparison to the RMB and HK dollar. In 2009 and 2008, we had an unrealized loss of $ 11,520 and loss of $416,209 respectively, due to the change of the fair value of the marketable securities held during the period.

Total Comprehensive Loss

For the three months ended December 31, 2009, we had a comprehensive loss of $94,686 compared with a comprehensive loss of $1,734,449 for the comparable period in 2008.

Liquidity and Capital Resources.

We have financed our operations primarily through cash generated from equity investments, operating activities and a mixture of short and long-term loans from affiliates (some of which have been converted to equity) and non-affiliates.

The following table summarizes our cash flows for the three months ended December 31, 2009 and 2008:

	For the Three Months Ended December 31,
	2009	2008
	US $	US $
Net cash used in operating activities from continuing operations	(111,616)	(120,216)
Net cash provided by investing activities from continuing operations	44,011	138,311
Net cash provided by financing activities from continuing operations	71,696	143
Net effect of exchange rate fluctuations on cash and cash equivalents	(5,108)	(81,111)

Net decrease in cash and cash equivalents from continuing operations	(1,017)	(62,873)
Net increase in cash and cash equivalents from discontinued operations	-	(75,869)
Cash and cash equivalents at beginning of period	34,958	107,253
Cash and cash equivalents at end of period	33,941	120,249

As of December 31, 2009, we had total assets of $55,118, total liabilities of $2,270,123 and a working capital deficit of $2,222,152.

On February 6, 2009, we closed a Convertible Debt Settlement Agreement with a group of private investors (“Settlement Agreement”) pursuant to which we re-purchased $1,500,000 of our outstanding senior convertible notes. Under the Settlement Agreement, in exchange for canceling the Notes and certain underlying agreements, we agreed to re-pay the principal amount of the Notes ($1,500,000), and $610,126 in interest and default penalties. We paid $250,000 of the $1,500,000 in the principal amount at closing, and were obligated to pay $250,000 every 90 days from closing until the principal is paid in full. To date, we have paid $ 750,000 to the investors in principal and have not made any interest and default penalty payments.

We continue to experience significant losses from operations. We are uncertain as to when we will achieve profitable operations. We have an immediate need for capital to conduct our ongoing operations and to advance the planned venture investment strategy. In our audited financial statements for fiscal year ended September 30, 2009, our auditors have expressed an opinion about our recurring losses from operations; stockholders’ deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.

Our capital budget for the next 12 months is as follows:

O $610,000 for our executive offices expenditures, which includes $250,000 in salaries and related costs of non health club and hotel personnel, $250,000 in professional fees, $100,000 in executive office rent, and $10,000 in miscellaneous office expenditures.

O $2.75 million for costs related to furniture, fixtures, and related items with respect to our rooms at the Hotel.

O 1.3 million, of which $1 million represents start up costs related to the opening of the Hunan Club at the Hotel and $0.3 million represents operational costs of the Hunan Club for 12 months.

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

We anticipate raising capital through additional private placements of our equity securities, and, if available on satisfactory terms, debt financing. Presently, we have no arrangement or understanding with any party regarding the raising of required capital. It is conceivable that funding of all or part of the budget required above may come from either or both Hua Hui, our largest shareholder, or Redrock Capital Venture Limited, a controlling stockholder. However, we do not have any agreements, arrangements or commitments with or guarantees from either party to provide funding to us. We can not provide assurances that we will be successful in our efforts to enhance our liquidity. If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our current and/or proposed operations. Our inability to raise additional funds as described above may forced us to restructure, file for bankruptcy, sell assets or cease operations,  any of which could adversely impact our business and business strategy, and the value of our capital stock. Due to the current price of our common stock, any common stock based financing, including transactions with affiliates which may entail the equity conversion of existing loans, will create significant dilution to the then existing stockholders. In addition, in order to conserve capital and to provide incentives for our employees and service providers, it is conceivable that we may issue stock for services in the future which also may create significant dilution to existing stockholders.

Contractual Obligations

Virtually all of our operations are in China, where we have leased an office in Beijing. Our Beijing office consists of 963 square feet. The lease period is from September 27, 2007 to July 31, 2011. . Our annual rent is $32,467. At December 31, 2009, the total future commitments for minimum rentals payment are $24,350 for fiscal 2010.

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

Revenue Recognition

We generate revenue through consulting services and recognize such revenues from consulting services in accordance with Staff Accounting Bulletin (“SAB”) No. 104 (ASC No. 605), “Revenue Recognition,” when all of the following conditions exist: persuasive evidence of an arrangement exists in the form of providing consulting services; or services have been rendered; the Company’s consulting fee received from the clients is fixed or determinable pursuant to the terms of the consulting agreement and these amounts appear to be collectible.

Income Taxes

We account for income taxes under the provisions of SFAS No. 109 (ASC No. 740), "Accounting for Income Taxes," as described in Note 8 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the period ended September 30, 2009. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive income.

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

There were no changes in our internal controls over financial reporting during the three month ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

NextMart, Inc.
Date: February 11, 2010		/s/ Liu Menghua
Liu Menghua
Chief Executive Officer

Date: February 11, 2010	By:	/s/ Carla Zhou
Carla Zhou Chief Financial Officer