Form 10-Q
period 2010-03-31
NextMart Inc.
filed 2010-05-18
CIK 1088005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from      to

NextMart, Inc.

 (Exact name of registrant as specified in Charter)

Delaware	000-26347	41-0985135
(State or other	(Commission	(IRS Employee
jurisdiction of	File No.)	Identification No.)
incorporation or
organization)

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

[ ]Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 193,257,763 shares of common stock outstanding as of May 13, 2010.

NEXTMART, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED March 31, 2010

Table of Contents

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2010	September 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$931	$34,958
Amount due to related parties	-	49,072
Other receivables, net of allowance for doubtful accounts	8,480	8,503
Marketable securities	480	12,000
Current assets of held for sale	3,132,098	-
Total Current Assets	3,141,989	104,533

Long-term assets of held for sale	672,423	-
Property, plant and equipment, net	-	7,354
	$3,814,412	$111,887

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Other payables and accrued expenses	1,675,685	1,791,420
Amount due to stockholders	293,765	440,786
Amount due to related parties	2,223	-
Current liabilities of held for sale	1,734,115	-
Total Current Liabilities	3,705,788	2,232,206

Convertible notes	331,385	-

STOCKHOLDERS' EQUITY
Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued	-	-
Common stock; authorized 750,000,000 shares, par value US$0.01 Issued and outstanding, 193,204,734 shares(2010), and 443,204,734 shares (2009)	1,932,047	4,432,047
Reserved to be issued , 53,029 shares	530	530
Additional paid-in capital	94,259,558	89,720,850
Accumulated deficit	(96,523,272)	(96,387,017)
Accumulated other comprehensive loss-Unrealized loss on marketable securities	(119,520)	(108,000)
Accumulated other comprehensive loss-Other	227,896	221,271
Total stockholders' equity	(222,761)	(2,120,319)
	$3,814,412	$111,887

See notes to consolidated financial statements.

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Unaudited		Unaudited
	Three Months Ended March 31		Six Months Ended March 31
	2010	$2009	2010	$2009
Sales	$-	-	$-	41,637
Cost of sales	-	-	-	2,082
Gross Margin	-	-	-	39,555

Operating expenses
General and administrative expenses	31,588	123,482	71,158	211,899
Depreciation and amortization	-	94,815	195	109,506
Consulting and professional fees	45,842	48,924	84,122	94,487
	77,430	267,221	155,475	415,892
Operating loss	(77,430)	(267,221)	(155,475)	(376,337)
Other income (expense)
Impairment loss of assets held for sale	(5,670,506)	-	(5,670,506)	-
Interest expense – senior convertible note	(1,518)	-	(1,518)	-
Gain (Loss) on disposal of fixed assets	165	-	165	-
Interest income (expense)	(2,229)	24	(6,544)	(153)
Amortization of discount on convertible note	-	(35,741)	-	(71,482)
Interest expense –warrants option	-	(65,000)	-	(130,000)
	(5,674,088)	(100,717)	(5,678,403)	(201,635)
Loss from continuing operations before income tax expense and minority interest	(5,751,518)	(367,938)	(5,833,878)	(577,972)
Income tax expenses	-	-	-	-
Loss from continuing operations	(5,751,518)	(367,938)	(5,833,878)	(577,972)
(Loss) income from operations held for sale	(352,368)	48,156	(352,368)	(978,942)
Net Loss	(6,103,886)	(319,782)	(6,186,246)	(1,556,914)
Other comprehensive income (loss)
Foreign currency translation adjustment	7,431	(83,921)	6,625	(165,029)
Unrealized loss	-	(40,664)	(11,520)	(456,873)
Total comprehensive loss	$ (6,096,455)	$ (444,367)	$ (6,191,141)	$ (2,178,816)
Weighted average number of common shares outstanding, basic and diluted	415,426,956	90,204,734	429,392,579	90,204,734

Loss per share:
Continuing operations – basic and diluted	$(0.014)	$(0.004)	$(0.014)	$(0.006)
Held for sale operations – basic and diluted	$(0.001)	$0.001	$(0.001)	$(0.011)
Continuing operations and held for sale operations – basic and diluted	$(0.015)	$(0.005)	$(0.014)	$(0.024)

See notes to consolidated financial statements.

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS	Unaudited
	Six months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,186,246)	$(1,556,914)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	195	180,989
Interest expense of convertible notes	3,747

Gain on disposal of fixed assets	(165)
Impairment loss of assets held for sale	5,670,506
Interest expense –warrants option		130,000
Held for sale operations	352,368	978,942

Change in operating assets and liabilities
Accounts receivable & other receivables	23	(34,770)
Accounts payable , other payables	240,809	1,285,515
Accruals	-	(110,500)
Net Cash Provided by Operating Activities	81,237	873,262

CASH FLOWS FROM INVESTING ACTIVITIES :
Acquisition of property and equipment	-	(387)
Amounts from shareholders	-	946,891
Amounts from (to) related party	49,072	(2,323,351)
Net Cash Provided by (Used in) Investing Activities	49,072	(1,376,847)

CASH FLOWS FROM FINANCING ACTIVITIES :
Payments to original convertible notes holders	(350,000)	-
Amounts to shareholders	(147,021)	(428,505)
Amount due to related parties	2,223	1,127,945
Issued convertible notes	327,638	-
Net Cash (Used in) Provided by Financing Activities	(167,160)	699,440

Effect of exchange rate fluctuations on cash and cash equivalents	3,160	(125,368)
Net (decrease) increase in cash and cash equivalents from continuing operations	(33,691)	70,487
Net decrease in cash and cash equivalents from discontinued operations	(336)	(37,479)
Net (decrease) increase in cash and cash equivalents	(34,027)	33,008

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,958	107,253
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$931	$140,261

Supplemental disclosure of cash flow information
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

See notes to consolidated financial statements.

NEXTMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.

On March 3, 2010, Next Mart, Inc. (herein referred to as “NextMart” or the “Company”), entered into a transaction termination agreement with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”), wherein both companies agreed to terminate and rescind the subscription and asset sale agreement previously entered into by the parties on August 1, 2009 (the “Original Agreement”). All considerations received by each party under the Original Agreement were returned to the issuing party.

On March 31, 2010, NextMart entered into an asset exchange and subscription agreement (the “Agreement”) with Miss Wang Yihan and Beijing Chinese Art Exposition's Media Co., Ltd. (“CIGE”), a leading Chinese art services, events, and media company located in Beijing, China. CIGE’s main business operations includes operating and managing the China International Gallery Exposition, the largest exhibition of art galleries in China, and operating and managing China’s “Gallery Guide” magazine, a monthly magazine featuring news and events targeting top Chinese art collectors and galleries with a monthly distribution rate of over 10,000 copies. Ms. Wang Yihan is the owner of 100% of CIGE and is the President of our Company. The Agreement was disclosed in our Form 8-K filed on March 31, 2010. Subsequently on May 10, 2010, NextMart, Beijing Chinese Art Exposition Media Co. Ltd., a PRC company (“CIGE”), and Miss Wang Yihan, the controlling shareholder of CIGE, agreed to amend the Agreement. The amendment was made effective as of March 31, 2010.

Under the terms of the amended agreement, NextMart agreed to sell directly to Ms. Wang the following assets: 1) 100% of the shares of William Brand Administer Ltd, a BVI registered company and a wholly owned subsidiary of NextMart; 100% of the shares of Credit Network 114 Limited, a BVI registered company and a wholly owned subsidiary of NextMart;  2) 100% of NextMart’s 60% shareholdings in Wuxi Sun Network Technology Ltd., a PRC registered company; 3) 100% of NextMart’s 80% shareholdings in Naixiu Exhibition Ltd., a PRC registered company; 4) the net assets of NextMart’s 100% owned subsidiary Cancer Institute of China Ltd. (a BVI registered company) and its 100% owned subsidiary China Cancer Institute Ltd. (a PRC registered company). The net assets being sold do not include the subsidiaries cash, office furniture and equipment, and third party creditor’s rights and third party debts, which shall remain the subsidiary’s property; 5) any other net assets and liabilities belonging to NextMart, with the exception of its 3,000 shares of China Grand Resorts Inc. common stock and its remaining US$750,000 liability under the convertible bond settlement agreement.

The parties placed a valuation of $5,391,255 on the above described assets, which amount is based on a third party valuation report of the assets prepared as of March 31, 2010. As consideration for the transfer of the above described assets, Ms. Wang agreed to transfer to NextMart within 24 months from date of the amended agreement certain land usage rights for commercial real estate property valued at no less than $5,390,000. The value of the land use rights will be determined by an appraisal conducted by a licensed third party appraiser acceptable to both parties. In the PRC there is no private land ownership in the PRC. Rather, land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right,” which is sometimes referred to informally as land ownership. Land use rights are granted for specific purposes and for limited periods. Each period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

In the event Ms. Wang fails to provide land usage rights for adequate real estate property within the 24 month period, she is obligated to provide NextMart with tangible assets acceptable to NextMart which shall have a value of no less than $5,390,000.

Additionally, under the terms of the amended agreement, (i) CIGE will not transfer to NXMR ownership of its member database and the advertising sales rights for its CIGE art exposition events or Gallery Guide magazine, (ii), NextMart will not issue to CIGE the stock purchase warrants for 50,000,000 shares of its common stock, and (iii) the right of first refusal originally granted to NexMart has been rescinded. Separately, CIGE and SMIH and Redrock have agreed that SIMH and Redrock will not be transferring 8,775,086 and 65,386,214 shares of the Company’s common stock held by such parties, respectively, to CIGE as reported in the original Form 8-K.

As a result of these transactions,  NextMart’s current business operations consists of developing, marketing, and selling high end art products and co-branded art-themed luxury products. The Company has undertaken its art themed product sales business under a newly created “Artslux” brand and we will create and/or sell high end art products and co-branded art-themed luxury products by developing partnerships with well known artists and luxury goods producers.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of March 31, 2010, and consolidated results of operations, and cash flows for the three month periods and six months periods ended March 31, 2010 and 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Financial instruments

The Company’s financial instruments include cash and cash equivalents, other receivable, other payable and marketable securities. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of the instruments.

Impairment of Long-lived Assets

The Company assesses the carrying value of long-lived assets in accordance with SFAS No.144 (ASC No. 360), accounting for the Impairment or Disposal of Long-lived Assets. Factors considered important which could trigger this review include a significant decrease in operating results, a significant change in its use of assets, competitive factors, strategy of its business, and significant negative industry or economic trends. The company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on the reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.  When the Company determines that the carrying value of long-lived assets may not be recoverable based on as assessment of future cash flows from the use of those assets, an impairment charge to record the assets at fair value may be recorded. Impairment is measured based on fair values utilizing estimated discounted cash flow, published third-party sources, and third-party offers.

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

Foreign currency translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards

(“SFAS”) No. 52 (ASC No. 830), “Foreign Currency Translation”, since the functional currency of the Company is Renminbi (RMB), the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars (USD). Monetary assets and liabilities are translated using the foreign rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any translation gain or loss incurred is reported in the consolidated statement of operations. In this period, we used 6.83603 RMB per USD for the weighted average rate, and we used 6.8372 RMB per USD as the balance sheet date rate (March 31, 2010).

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

Deferred Charges

Payments made for future expenses are amortized over the life of service received.

Convertible Notes and Notes Issued with Stock Warrants

The Company accounts for convertible notes and notes issued with stock warrants in accordance with APB No. 14, Accounting for

Convertible Debt and Debt Issued with Stock Purchase Warrants. The proceeds from the issuance of convertible notes are allocated between the debt and the equity. The Company booked a discount on convertible notes for the conversion feature of the notes and warrants and is amortizing the discount over the life of the debt.

Reclassification

The comparative figures have been reclassified to conform to current period presentation.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities are considered as available for sale and are recorded at market value. The marketable securities are summarized as follow:

	(Unaudited) March 31, 2010		September 30,2009
	Number of shares	Amount	Number of shares	Amount

CHINA GRAND RESORTS, INC AT COST	3,000	$ 120,000	60,000	$ 120,000
Unrealized loss		(119,520)		(108,000)
Net balance		$ 480		$ 12,000

The 3,000 shares of common stock at March 31, 2010 reflects a 20 for 1 reverse split of the issued and outstanding common stock of the issuer.

NOTE 3 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	(Unaudited)
	March 31, 2010	September 30, 2009
	US$	US$
Cost
Computer Software	-	9,224

Less: accumulated amortization	-	1,870

Net	-	7,354

Amortization for three months ended March 31, 2010 was $0 compared with three months ended March 31, 2009 $14,815, respectively. Amortization for six months ended March 31, 2010 was $195 compared with six months ended March 31, 2009 $29,506, respectively. The difference between the 2010 and 2009 periods is due to the sale of certain office equipment owned by the Company on March 3, 2010.

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

On February 6, 2009, we closed a Convertible Debt Settlement Agreement with these accredited investors (“Settlement Agreement”) pursuant to which we have re-purchased all of the outstanding senior convertible notes. We also amended the Warrants to remove any registration rights and purchase price reset provisions, among other changes. As additional consideration, limited mutual releases were given by the parties. In exchange for canceling the notes and underlying agreements, we agreed to pay back the principal amount of the Notes $(1,500,000), and $610,126 in interest and default penalties. We paid $250,000 of the $1,500,000 in the principal amount at closing, and are obligated to pay $250,000 every 90 days from closing until the principal is paid in full. In addition to the payment made at closing, we also made a payment of $150,000, $100,000 and $250,000 on the obligation due in July, October and December 2009, respectively. We also agreed to pay interest and penalties of $610,126 within 90 days from the closing. Payment of the stated amount may be in the form of common shares of CEC Unet Plc. (AIM: CECU) which we held on the agreement date or if the shares of CECU were not trading on the AIM Market, then in cash or cash equivalents. We disposed our holdings of CECU shares in the CIGE transaction. As such, we are now required to pay the interest and penalty amount due in cash or cash equivalents. As the date of this report, as mentioned above, we made payments of $750,000 in principal to date, and we have not made any payments on the interest and default penalty amount. We are in default of our obligations to these investors. It is possible the investors could initiate litigation against us which cause us to incur additional costs and expenses. The balance of $1.36 million which is due to these investors is included in other payables.

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

On March 26, 2010, we completed a Convertible Debt Settlement Agreement with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”) to convert RMB 2,255,000 (approximately $329,866 USD) in outstanding loans due to Hua Hui into a convertible promissory note with a principal amount of $331,385 and will due in 18 months since issued date. The convertible promissory as effective as of March 3, 2010 and has the following features:

o

The Convertible Note is subordinate to an outstanding Convertible Debt Settlement Agreement and is senior to all other current and future indebtedness of the Company.

o

If the Company has not effected a “Qualified Funding” (as defined below) prior to August 31, 2011, then the entire Principal Amount will be due and payable on August 31, 2011 (the "Maturity Date").

o

If the Company has effected a Qualified Funding prior to August 31, 2011, then (i) an amount equal to the Qualified Funding will be due and payable within five (5) working days from the closing of the funding, and (ii) any unpaid Principal Amount will be due and payable on the Maturity Date.

o

A Qualified Funding means any debt or equity funding received by the Borrower (after deducting all fees),

excluding however, any funding provided by Redrock Capital Group and Redrock Capital Ventures, Ltd., or any of their respective subsidiaries.

o

Except for default interest, interest on the unpaid balance accrues at the rate of 6% payable on the Maturity Date,

o

Hua Hui at its option may convert the Convertible Note to common stock of the Company at a conversion price of $0.11

o

If there is a default in the payment after a Qualified Funding, then default interest will accrue on the amount of the Qualified Funding a rate of one percent (1%) per day until paid.

Warrants

At March 31, 2010, the Company had no warrants outstanding.

NOTE 5 - OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follows:

	(Unaudited)
	March 31, 2010	September 30, 2009

Other payable	$1,675,685	$1,736,420
Accrued expenses	-	55,000
	$1,675,685	$1,791,420

Other payables are amounts due to the investors who originally held our convertible notes and accrued expenses represents professional fees, and other office expenses.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Commitments

As of March 2010, the Company terminated its office lease. Since the termination of its office lease, the Company maintains a representative office through the office of its shareholder Redrock Venture Capital Ltd. As a result the Company currently has no capital commitments in this regard.

The lease expense for the six months ended March 31, 2010 amounted to $10,811.

NOTE 7 -AMOUNTS DUE TO STOCKHOLDERS

The amounts due stockholders are summarized as follows:

(Unaudited)
	March 31, 2010	September 30, 2009

Redrock Capital Venture Limited	$ 293,765	$ 294,106
Beijing Hua Hui Hengye Investment Limited	-	146,680
	$ 293,765	$ 440,786

The amounts due to Redrock Capital Venture Limited are due on demand and bear no interest. Due to the termination of the Hua Hui transaction, the amounts due to Hua Hui have been reclassified as convertible notes on March 3, 2010 (See Note 4. - Convertible Notes, Warrants And Stock Options).

NOTE 8— HELD FOR SALE

In connection with the CIGE and Ms. Wang Yihan transaction of March 31 2010, and which was subsequently amended on May 10, 2010, NextMart has agreed to transfer to CIGE the following assets: 1) 100% of the shares of William Brand Administer Ltd, a BVI registered company and a wholly owned subsidiary of NextMart; 100% of the shares of Credit Network 114 Limited, a BVI registered company and a wholly owned subsidiary of NextMart;  2) 100% of NextMart’s 60% shareholdings in Wuxi Sun Network Technology Ltd., a PRC registered company; 3) 100% of NextMart’s 80% shareholdings in Naixiu Exhibition Ltd., a PRC registered company; 4) the net assets of NextMart’s 100% owned subsidiary Cancer Institute of China Ltd. (a BVI registered company) and its 100% owned subsidiary China Cancer Institute Ltd. (a PRC registered company). The net assets being sold do not include the subsidiaries cash, office furniture and equipment, and third party creditor’s rights and third party debts, which shall remain the subsidiary’s property; 5) any other net assets and liabilities belonging to NextMart, with the exception of its 3,000 shares of China Grand Resorts Inc. common stock and its remaining US$750,000 liability under the convertible bond settlement agreement.

These assets and liabilities had previously been sold to Beijing Hua Hui Investment Ltd. under a subscription and asset sale agreement signed on August 1, 2009 (see the Company’s Form 8-K filing dated August 4, 2009), and which arrangement was subsequently rescinded on March 3, 2010. All considerations were returned to the delivering party. NextMart accounted for the termination by adding the sum value of the assets originally sold to Hua Hui back on to the Company's balance sheet and canceling the shares issued to Hua Hui such that the company's share count will not include the shares issued to Hua Hui.

Consequently, the following assets and liabilities, which reflect these businesses, have been segregated and included in assets and liabilities of held for sale operations, as appropriate, in the consolidated balance sheet as of March 31, 2010:

(Unaudited)
March 31, 2010
Cash and bank	$529,729
Accounts receivable-net	374,829
Other receivable, prepayments and deposit	1,483,312
Due from director	744,228
Current Assets of held for sale operations	3,132,098
Property, plant and equipment, net	672,423
Non-current Assets of held for sale operations	$672,423

Accounts payable	$342,830
Advance to supplier	315,151
Due to related party	1,897
Advance from customers	383,511
Other payables Advance from	402,177
Minority interest	288,549
Liabilities of held for sale operations	$1,734,115

Moreover, the following income and expense items, attendant to these subsidiaries, have been segregated and included in income (loss) from held for sale operations, as appropriate, in the consolidated income statement for the three months and six months ended March 31, 2010 and 2009.

	(Unaudited)		(Unaudited)
	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Net sales	$-	$758,471	$-	$1,314,024
Cost of sales	-	641,618	-	1,564,768
Gross margin	-	116,853	-	(250,744)

Consulting and professional fees	-	(3,741)	-	(11,969)
General and administrative	-	(28,421)	-	(112,585)
Marketing and sales	-	-	-	(73,521)
Depreciation and amortization	-	(39,402)	-	(42,623)
Loss from market securities	(352,368)	-	(352,368)	-
Other income/(expenses)		2,026	-	(488,839)
Income tax		365	-	365
Minority interest		476	-	974
Net income (loss) from held for sale operations	$(352,368)	$48,156	$(352,368)	$(978,942)

NOTE 9— COMMON STOCK

Pursuant to the transaction termination agreement with Hua Hui, 250,000,000 shares previously issued to Hua Hui were cancelled on March 22, 2010.

On March 3, 2010, we completed a Convertible Debt Settlement Agreement with Beijing Hua Hui to convert RMB 2,255,000 (approximately $329,866 USD) in outstanding loans due to Hua Hui into a convertible promissory note with a principal amount of $331,385. The convertible promissory note is convertible into common stock at the $0.11 per share (see Note 4 - Convertible Notes, Warrants And Stock Options).

NOTE 10— GOING CONCERN AND MANAGEMENT PLAN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2010, the Company had an accumulated deficit totaling $96,523,272 and its current assets exceeded its current liabilities by $(563,799). In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In September 2008, due to market conditions, the Company determined to divest itself of the William Brand Administer Ltd’s women apparel business and other non-material businesses. In keeping that intent, in August 2009, as disclosed elsewhere herein, it effected an agreement with Beijing Hua Hui Hengye Investment Lt. which was subsequently rescinded by the parties terminated on March 3, 2010.

On March 31, 2010, NextMart entered into an asset exchange and subscription agreement (the “Agreement”) with Ms. Wang Yihan and

Beijing Chinese Art Exposition's Media Co., Ltd. (“CIGE”), a leading Chinese art services, events, and media company located in Beijing, China. CIGE’s main business operations includes operating and managing the China International Gallery Exposition, the largest exhibition of art galleries in China, and operating and managing China’s “Gallery Guide” magazine, a monthly magazine featuring news and events targeting top Chinese art collectors and galleries with a monthly distribution rate of over 10,000 copies. Miss Wang Yihan is the owner of 100% of CIGE. Under the Agreement, CIGE agreed to inject into NextMart certain assets and in exchange, NextMart has agreed to issue to CIGE warrants representing 50,000,000 shares of the Company’s common stock as well as assign certain Company assets described below. The assets which CIGE agreed to inject into NextMart were as follows: 1) the CIGE member database, which is a database developed over the last six years that contains the names and data for over 10,000 individuals and companies; 2) exclusive ownership of the sales rights for the advertising space at every CIGE exhibition located in greater China (including Hong Kong and Macao, but excluding Taiwan) for the next 30 years, as well as control the commercial and editorial rights (meaning the right to control the content and advertising space but not ownership of the magazine or its day to day control), of its Gallery Guide magazine for the next 30 years; and 3) within 24 months CIGE agreed to transfer to NextMart at its discretion either; land usage rights acceptable to NextMart for property capable of being developed or used for the purpose holding art exhibitions with a valuation of $3,650,000, or common stock of a publicly traded company acceptable to NextMart which shall have a value of no less than US$3,650,000. In addition, the Company received the right of first refusal to participate in any future sale of CIGE’s common stock by CIGE or its controlling shareholder, Ms. Wang Yihan, to any third party. Ms. Wang Yihan also is the President of the Company.

As consideration for the CIGE assets listed above and the Right of First Refusal, NextMart agreed to issue to CIGE stock purchase warrants for 50,000,000 shares of the Company’s common stock (the “Warrants”). The Warrants shall have an exercise price of US$0.016 and must be exercised within 24 months of being issued. Under the terms of the issuance, NextMart shall issue the warrants to CIGE within 10 days of signing the Agreement.

In addition to issuing the Warrants as consideration for the assets listed above, NextMart has agreed to transfer to CIGE the following assets: 1) 100% of the shares of William Brand Administer Ltd, a BVI registered company and a wholly owned subsidiary of NextMart; 100% of the shares of Credit Network 114 Limited, a BVI registered company and a wholly owned subsidiary of NextMart;  2) 100% of NextMart’s 60% shareholdings in Wuxi Sun Network Technology Ltd., a PRC registered company; 3) 100% of NextMart’s 80% shareholdings in Naixiu Exhibition Ltd., a PRC registered company; 4) the net assets of NextMart’s 100% owned subsidiary Cancer Institute of China Ltd. (a BVI registered company) and its 100% owned subsidiary China Cancer Institute Ltd. (a PRC registered company). The net assets being sold do not include the subsidiaries cash, office furniture and equipment, and third party creditor’s rights and third party debts, which shall remain the subsidiary’s property; 5) any other net assets and liabilities belonging to NextMart, with the exception of its 3,000 shares of China Grand Resorts Inc. common stock and its remaining US$750,000 liability under the convertible bond settlement agreement (the “Transferred Assets”).

The agreement between the parties was subsequently amended on May 10, 2010, with the amendment made effective as of March 31, 2010. Under the terms of the amended agreement, NextMart agreed to sell directly to Ms. Wang the Transferred Assets. The parties placed a valuation of $5,391,255 on the above described assets which amount is based on a third party valuation report of the assets prepared as of March 31, 2010.

As consideration for the sale of the Transferred Assets, Ms. Wang agreed to transfer to NextMart within 24 months from date of the amended agreement certain land usage rights for commercial real estate property valued at no less than $5,390,000. The value of the land use rights will be determined by an appraisal conducted by a licensed third party appraiser acceptable to both parties. In the PRC, there is no private land ownership in the PRC. Rather, land in the PRC is owned by the government and cannot be sold to any individual or entity. The government grants or allocates landholders a “land use right,” which is sometimes referred to informally as land ownership.

Land use rights are granted for specific purposes and for limited periods. Each period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. In the event Ms. Wang fails to provide land usage rights for adequate real estate property within the 24 month period, she is obligated to provide NextMart with tangible assets acceptable to NextMart which shall have a value of no less than $5,390,000.

Additionally, under the terms of the amended agreement, (i) CIGE will not transfer to NXMR ownership of its member database and the advertising sales rights for its CIGE art exposition events or Gallery Guide magazine, (ii), NextMart will not issue to CIGE the stock purchase warrants for 50,000,000 shares of its common stock, and (iii) the right of first refusal originally granted to NextMart has been rescinded. Separately, CIGE and SMIH and Redrock have agreed that SIMH and Redrock will not be transferring 8,775,086 and 65,386,214 shares of the Company’s common stock held by such parties, respectively, to CIGE as reported in the original Form 8-K.

As a result of these transactions, NextMart’s current business operations consists of developing, marketing, and selling high end art products and co-branded art-themed luxury products. The Company has undertake its art themed product sales business under a newly created “Artslux” brand and is developing partnerships with well known artists and luxury goods producers to create the art products and co-branded art themed luxury goods it plans to sell.

The Company is actively pursuing additional funding including arrangements with potential strategic partners in an effort to fund its ongoing working capital requirements. The Company’s expects that its working capital requirements for the next 12 month will be approximately $2,100,000. Management is hopeful that the above actions will allow the Company to continue its operations through the current fiscal year.

NOTE 11— SUBSEQUENT EVENTS

As described above, on May 10, 2010, the Company amended the asset exchange and subscription agreement entered into by NextMart, CIGE, and Ms. Wang Yihan on March 31, 2010. The amended agreement is effective as of March 31, 2010. On May 14, 2010, the Company filed a Form 8-K to disclose the amended agreement.

At the time of signing the amended agreement on May 15, 2010, Miss Wang Yihan was the CEO and President of NextMart as well as a party the amended agreement and the sole shareholder of CIGE. We believe that the amended agreement is the result of arms' length negotiation between the parties and the terms of the amended agreement are fair and reasonable.

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

After our transaction with Hua Hui in August 2009, our business strategy was to develop a network of upscale, private member health clubs in the PRC, however as noted above, on March 3, 2009 the Company and Hua Hui rescinded the transaction.

As a result of our recent transaction with CIGE and Wang Yihan, as amended, our future business strategy is develop, market, and sell art products and art-themed luxury goods. The Company is currently setting up a PRC operating company in order to operate its art-themed product sales division. Under the brand name of “Artslux”, the Company plans to leverage its shareholder resources to form partnerships with the world’s most recognized artists and high-end luxury goods providers to create and/or sell art products and co-branded art-themed luxury products. Art products that the Company is considering selling include items such as lithographs and professional replicas of various art pieces produced by partnered artists. The Company is currently working to begin producing and selling art-themed products which would include limited edition wines and liquors produced by internationally acclaimed producers with customized labels featuring the works of renowned Chinese and international artists, or other luxury goods like watches, jewelry, etc. produced by the leading brands but featuring designs by partnered artists. We expect that the Artslux operation will consist of a team initially of 5 employees, including a head of operations, sales manager, marketing manager, product developer, and product designer. This team is already in place and is currently being supported by an affiliate of our major shareholders SMIH and Redrock. Upon the completing the registration of the PRC operational company by NextMart, the Artslux team will operate under the new company. We expect that the total costs for the company’s product sales division will be approximately US$2,100,000 for the first year of operations. Of the $2,100,000 amount, $1,242,000 is allocated to cost of sales which includes product purchasing and artist licensing fees, $640,000 is allocated to selling expenses including marketing and logistics, and $248,000 is allocated to general and administrative expenses including rent, salaries of 5 employees mentioned above, office expenses, and miscellaneous expenses. The Company is hopeful to initially fund a majority of the required expenses from shareholder loans, with the remainder of the required capital for the business expected to come from a combination of revenues from operations and from a planned round of fundraising from third parties. We expect to generate sales in the first quarter of fiscal 2010. Please refer to our Form 8-K filed on May 14, 2010, for a description of the amended agreement with the CIGE and Ms. Wang Yihan. Ms. Wang is the Company’s President and CEO.

Results of Operations

Three Months Ended March 31, 2010 compared with Three Months Ended March 31, 2009 (Unaudited)

Sales.  We do not have any sales for the three months ended March 31, 2010 and 2009.

Sales and Cost of Sales.  During the three months ended March 31, 2010 and 2009, our costs of sales were both $0.

Gross Margin. As a result of the foregoing, our gross margin for the three months ended March 31, 2010 and 2009 were both $0

Operating Expenses. Operating expenses which include general and administrative expenses, consulting and professional fees, and depreciation and amortization, for the three months ended March 31, 2010 totaled $77,430, a decrease of $189,791 or 71% from $267,221 for the corresponding 2009 period. General and administrative expenses were $31,588 for the 2010 period, a decrease of $91,894 or74% from $123,482 for the 2009 comparable period. The decrease is due to reduced salaries and related expenses at our corporate office. Depreciation and amortization totaled $0 for the 2010 period, a decrease of $94,815 from $94,815 for the comparable 2009 period. The decrease is due the property and equipment sold in the asset exchange and subscription agreement of March 31, 2010 and amended on May 10, 2010. Consulting and professional fees for the 2010 period totaled $45,842, a decrease of $3,082 or 6% from $48,924 for the comparable period in 2009. The decrease for the current period is due to a decrease in the use of such professional services during the 2010 period.

Operating Loss. As we have no sales and cost of sales, the operating loss is the same as operation expenses. The decrease of $189,791 or 71% from the prior period is because of the factors discussed above.

Other Income (Expense). We had an impairment loss of assets held for sale of $5,670,506, interest expense on a senior convertible note We had impairment loss of assets held for sale of $5,670,506, interest expense – senior convertible note of $1,518 and gain on disposal of fixed assets of $165 during the 2010 period and we did not have these items in 2009. We had an amortization of discount on convertible note of $35,741 and interest expense –warrants option of $65,000 in 2009 and we did not have these items in 2010.We had an interest expenses of $2,229 and $24 in 2010 and 2009 respectively.

(Loss) Income from the operations held for sale.  We had a loss from the sale of operations of $352,368 for the three months ended March 31, 2010 and in 2009 we had income held for sale was $48,156.

Other Comprehensive Income (Loss). Our foreign currency translation adjustment for the three months ended March 31, 2010 and 2009 were $7,431 and $(83,921) respectively. The difference is due to the value of the US dollar in comparison to the RMB and HK dollar. Our unrealized loss for the three months ended March 31, 2010 and 2009 were $0 and $40,664 respectively. For the three months ended March 31, 2010, we had a comprehensive loss of $6,096,455 compared with a comprehensive loss of $444,367 for the comparable period in 2009 for the reasons discussed above.

Six Months Ended March 31, 2010 compared with Six Months Ended March 31, 2009 (Unaudited)

Sales. Our sales for the six months ended March 31, 2010 and 2009 were $0 and $41,637 respectively. These sales were primarily due to the operation of consulting service business occurring in the first fiscal quarter of 2009 period.

Cost of sales. Our cost of sales for the six months ended March 31, 2010 and 2009 were $0 and $2,082 respectively. This was primarily due to the operation of consulting service business.

Gross Margin. As a result of the foregoing, our gross margin for the six months ended March 31, 2010 and 2009 were $0 and $39,555 respectively.

Operating Expenses. Our operating expenses for the six months ended March 31, 2010 and 2009 were $155,475 and $415,892 respectively. General and administrative expenses for the 2010 and 2009 periods were $71,158 and $211,899, respectively. The decrease in the 2010 period was due to the assets exchange and reduced salaries and related expenses at our corporate office. The depreciation and amortization expenses were $195 and $109,506 respectively. The decrease in the 2010 period is mainly due to the property and equipment is dealt in the asset exchange and subscription agreement. Consulting and professional fees were $84,122 and $94,487, for the 2010 and 2009 periods, respectively.

Operating Loss. We had an operating loss of $155,475 for the 2010 period compared with an operating loss of $ 376,337 for the comparable period in 2009. The decrease from prior period is due to the factors discussed above.

Other Income (Expense). We had impairment loss of assets held for sale of $5,670,506, interest expense – senior convertible note of $1,518, gain on disposal of fixed assets of $165 during the 2010 period and we did not have these items in 2009. We had an interest expense of $6,544 for the 2010 period compared with an interest expense of $153 for the comparable period in 2009. For the 2009 period, we had an amortization of discount on convertible note of $71,482 and interest expense –warrants option of $130,000 and we did not have these items in 2010.

(Loss) Income from operations held for sale. We had a loss from operations held for sale of $352,368 and $978,942 for the six months ended March 31, 2010 and 2009, respectively.

Other Comprehensive Income (Loss). Our foreign currency translation adjustment for the six months ended March 31, 2010 and 2009 were $6,625 and $(165,029) respectively. The difference is due to the value of the US dollar in comparison to the RMB and HK dollar. Our unrealized loss for the six months ended March 31, 2010 and 2009 were $11,520 and $456,873 respectively. For the six months ended March 31, 2010, we had a comprehensive loss of $6,191,141 compared with a comprehensive loss of $2,178,816 for the comparable period in 2009 for the reasons discussed above.

Liquidity and Capital Resources.

We have financed our operations primarily through cash generated from equity investments, operating activities and a mixture of short and long-term loans from affiliates (some of which have been converted to equity) and non-affiliates.

The following table summarizes our cash flows for the six months ended March 31, 2010 and 2009:

	(Unaudited) For the Six Months Ended March 31,
	2010	2009
	US $	US $
Net cash provided by operating activities from continuing operations	81,237	873,262
Net cash provided by (used in) investing activities from continuing operations	49,072	(1,376,847)
Net cash (used in) provided by financing activities from continuing operations	(167,160)	699,440
Effect of exchange rate fluctuations on cash and cash equivalents	3,160	(125,368)
Net (decrease) increase in cash and cash equivalents from continuing operations	(33,691)	70,487
Net decrease in cash and cash equivalents from discontinued operations	(366)	(37,479)
Cash and cash equivalents at beginning of period	34,958	107,253
Cash and cash equivalents at end of period	931	140,261

As of March 31, 2010, we had total assets of $3,814,412, total liabilities of $4,037,173 and a working capital deficit of $(563,799).

On March 26, 2010, effective however on March 3, 2010, we completed a Convertible Debt Settlement Agreement with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”) to convert RMB 2,255,000 (approximately $329,866 USD) in outstanding loans due to Hua Hui into a convertible promissory note with a principal amount of $331,385. The issued notes were due on demand and interest accrued at the rate of 6% per annum until paid.

The Company expects that the total costs for the company’s product sales division will be approximately $2,100,000 for the first year of operations. Of the $2,100,000 amount, $1,242,000 is allocated to cost of sales which includes product purchasing and artist licensing fees, $640,000 is allocated to selling expenses including marketing and logistics, and $248,000 is allocated to general and administrative expenses including rent, salaries of 5 employees mentioned above, office expenses, and miscellaneous expenses. The Company is hopeful to initially fund approximately $500,000 of the required expenses from loans from shareholders or their affiliates, with the remainder of the required capital for the business expected to come from a combination of revenues from operations and from a planned round of fundraising from third parties. We expect to generate sales from the sale of our art themed products during the third quarter of fiscal 2010. Thereafter, the Company believes that revenues from its operations will support its ongoing operational needs. Presently, we have no arrangement or understanding with any party, including any shareholder or their affiliates, regarding the raising of required capital. We cannot provide assurances that we will be successful in our efforts to enhance our liquidity. If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our current and/or proposed operations. Our inability to raise additional funds as described above may forced us to restructure, file for bankruptcy, sell assets or cease operations, any of which could adversely impact our business and business strategy, and the value of our capital stock. Due to the current price of our common stock, any common stock based financing, including transactions with affiliates which may entail the equity conversion of existing loans, will create significant dilution to the then existing stockholders. In addition, in order to conserve capital and to provide incentives for our employees and service providers, it is conceivable that we may issue stock for services in the future, which also may create significant dilution to existing stockholders.

NextMart reminds investors that its plans to re-structure its business and adopt a new business in art related industry will be subject to various conditions and requirements. These conditions and requirements include but are not limited to the ability to obtain capital in the near term, formal agreements with numerous parties including artists, luxury goods manufacturers, and real estate developers, certain asset valuations, and various approvals including potentially other regulatory approvals, none of which can be affirmed as of the date of this report. The Company also reminds investors that even if it is able to meet the various conditions and requirements indicated above, it can not predict whether it will be successful with its new business initiatives.

Contractual Obligations

 None.

New Accounting Pronouncements

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

There were no changes in our internal controls over financial reporting during the three month ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

NextMart, Inc.

Date: May 15, 2010		/s/ Wang Yihan
Wang Yihan
Chief Executive Officer

Date: May 15, 2010	By:	/s/ Carla Zhou
Carla Zhou Chief Financial Officer