Form 10-Q
period 2010-06-30
NextMart Inc.
filed 2010-08-16
CIK 1088005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from      to        .

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

I

date. There were 268,257,763 shares of common stock outstanding as of August 16, 2010.

II

NEXTMART, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED June 30, 2010

Table of Contents

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2010	September 30, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,076	$34,958
Amount due from related parties	-	49,072
Other receivables, net of allowance for doubtful accounts	96	8,503
Marketable securities	900	12,000
Current assets held for sale	3,132,098	-
Total Current Assets	3,137,170	104,533

Long-term Assets held for sale	672,423	-
Property, plant and equipment, net	-	7,354
	$3,809,593	$111,887

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Other payables and accrued expenses	$1,155,767	$1,791,420
Amount due to stockholders	143,956	440,786
Amount due to related parties	711,546	-
Current liabilities of held for sale	1,734,114	-
Total Current Liabilities	3,745,383	2,232,206

Convertible notes	337,623	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued
Common stock; authorized 750,000,000 shares, par value US$0.01;
Issued and outstanding 193,204,734 shares (2010) and 443,204,734 shares(2009)	1,932,047	4,432,047
Reserved to be issued 53,029 shares	530	530
Additional paid-in capital	94,259,559	89,720,850
Accumulated deficit	(96,576,316)	(96,387,017)
Accumulated other comprehensive loss-Unrealized loss on marketable securities	(119,100)	(108,000)
Accumulated other comprehensive loss-Other	229,867	221,271
Total stockholders' equity (deficit)	(273,413)	(2,120,319)
	$3,809,593	$111,887

See notes to consolidated financial statements.

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	$2009	2010	$2009
Sales	$-	57,215	$-	98,852
Cost of sales	-	18,593	-	20,675
Gross margin	-	38,622	-	78,177

Operating expenses
General and administrative expenses	20,955	174,209	92,113	386,114
Depreciation and amortization	-	40,195	195	120,441
Consulting and professional fees	27,260	18,395	111,382	112,882
	48,215	232,799	203,690	619,437
Operating loss	(48,215)	(194,177)	(203,690)	(541,260)
Other Income (expense)
Penalty of cancelling convertible notes	-	(610,168)	-	(610,313)
Interest expense	(4,880)	(290,000)	(12,942)	(420,000)
Change in fair value of convertible notes & warrants option		-	-	(562,895)
Gain on disposal of fixed assets	-	-	165	-
Exchange gain of foreign currency transaction	51	-	51	-
	(4,829)	(900,168)	(12,726)	(1,593,208)
Loss from continuing operations before income tax expense	(53,044)	(1,094,345)	(216,416)	(2,134,468)
Income tax expense	-	-	-	-
Loss from continuing operations	(53,044)	(1,094,345)	(216,416)	(2,134,468)
Loss from held for sale operations	-	(64,189)	(6,022,847)	(580,978)
Net Loss	(53,044)	(1,158,534)	(6,239,290)	(2,715,446)
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,971)	(149,101)	8,597	(147,222)
Unrealized gain (loss)	420	9,568	(11,100)	(447,306)
Total comprehensive loss	$(54,595)	$(1,298,067)	$(6,241,793)	$(3,309,974)

Weighted average number of common shares outstanding – basic and diluted	193,204,734	163,097,697	350,373,852	114,492,388
Loss per share
Continuing operations – basic and diluted	$(0.0003)	$(0.007)	$(0.017)	$(0.019)
Held for sale operations – basic and diluted	$-	$-	$(0.001)	$(0.005)
Continuing operations and held for sale operations – basic and diluted	$(0.0003)	$(0.008)	$(0.018)	$(0.029)

See notes to consolidated financial statements.

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
		Unaudited Nine Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations
Net loss	$(6,239,290)	$(2,715,446)
Depreciation and amortization	195	120,441
Change in fair value of convertible notes & warrants option	-	562,895
Interest expense	12,942	-
Gain on disposal of fixed assets	(165)	-
Interest expense –warrants option	-	420,000
Held for sale operations	6,022,874	580,978
Other expenses	-	610,126
Change in operating assets and liabilities
Accounts receivable and other receivables	8,406	(57,069)
Accounts payable, other payables and accruals	(53,653)	301,187
Net Cash Used in Operating Activities from continuing operations	(248,691)	(176,888)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of sale of property and equipment	-	(2,038)
Amounts collected (due) from related party	49,072	(45,199)
Amounts due from shareholders	-	(21,085)
Net Cash Provided by (Used in) Investing Activities from continuing operations	49,072	(68,322)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to original convertible notes holders	(582,000)	-
Amounts due to shareholders	(296,830)	303,335
Amounts due to related parties	711,546	78,874
Issued convertible notes	337,623	-
Net Cash Provided by Financing Activities from continuing operations	170,339	382,209

Effect of exchange rate fluctuations on cash	(1,267)	(270,308)

Net decrease in cash and cash equivalents from continuing operations	(30,547)	(133,309)
Net increase /(decrease) in cash and cash equivalents from discontinued operations	(335)	126,353
Net decrease in cash and cash equivalents	(30,882)	(6,956)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,958	106,171
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,076	$99,215
Supplemental disclosure of cash flow information
Interest Paid $		$
Income Taxes Paid $		$

See notes to consolidated financial statements.

NEXTMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.

On March 31, 2010, NextMart, Inc. (“NextMart” or “Company”) entered into an Asset Exchange and Subscription Agreement with Miss Wang Yihan and Beijing Chinese Art Exposition's Media Co., Ltd. (“CIGE”), a leading Chinese art services, events, and media company located in Beijing, China. The agreement was amended on May 10, 2010 but effective March 31, 2010. Under the amended agreement NextMart agreed to sell directly to Ms. Wang the following assets (“Transferred Assets”) (”see NOTE 9 HELD FOR SALE OPERATIONS): 1) 100% of the shares of William Brand Administer Ltd, a BVI registered company and a wholly owned subsidiary of NextMart; 100% of the shares of Credit Network 114 Limited, a BVI registered company and a wholly owned subsidiary of NextMart; 2) 100% of NextMart’s 60% shareholdings in Wuxi Sun Network Technology Ltd., a PRC registered company; 3) 100% of NextMart’s 80% shareholdings in Naixiu Exhibition Ltd., a PRC registered company; 4) the net assets of NextMart’s 100% owned subsidiary Sun New Media Group Ltd. (a BVI registered company) and its 100% owned subsidiary China Cancer Institute Ltd. (a PRC registered company) and 5) certain other miscellaneous non material assets. The Transferred Assets excluded cash in the subsidiaries, certain office furniture and equipment and certain securities.

About the Transferred Assets, Ms. Wang agreed to transfer to NextMart certain land usage rights for commercial real estate property within 24 months from date of the amended agreement. The value of the land use rights will be determined by an appraisal conducted by a licensed third party appraiser acceptable to both parties. In the PRC, there is no private land ownership. Rather, land in the PRC is owned by the government and cannot be sold to any individual or entity. The government grants or allocates landholders a “land use right,” which is sometimes referred to informally as land ownership. Land use rights are granted for specific purposes and for limited periods. Each period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. In the event Ms. Wang fails to provide land usage rights for adequate real estate property within the 24 month period, she is obligated to provide NextMart with equivalent common stock of a publicly traded company acceptable to NextMart.

On June 22, 2010, the Company entered into an asset acquisition agreement (the “Acquisition Agreement”) with CIGE and Ms. Wang Yihan, the sole owner and director of CIGE who is also our Chairman and CEO. Under the terms of the Acquisition Agreement, NextMart acquired from CIGE the below described Assets for an agreed price of $750,000 (the “Consideration”). NextMart agreed to pay the Consideration by issuing to Ms. Wang Yihan 75,000,000 shares of its common stock. As a result of this transaction, Ms. Wang will become NextMart’s second largest shareholder with a 27.96% ownership of the company.

Under the terms of the Acquisition Agreement, CIGE sold to NextMart the following assets (the “Assets”):

1)

 ownership of CIGE’s 10,000 member consumer database,

2)

 exclusive ownership of all advertising space for every art exhibition event held by CIGE in greater China (including Hong Kong and Macao, and Taiwan) for the next 30 years, and

3)

 exclusive ownership of the "Gallery Guide" brand name and all gross revenues generated by the magazine publication for the next 30 years, including but not limited to advertising revenue and sponsorship revenue.

The agreement further provides that if for any reason or under any circumstance during the next 30 years CIGE ceases holding any of its exhibitions or ceases publishing the Gallery Guide, NXMR shall have the right to buy those exhibitions and “Gallery Guide” brand name for the price of $1 each from CIGE.

As a result, NextMart’s current business operations consists of 1) the sale of marketing solutions through our art events and art media marketing channels, and 2) the design and marketing of art-themed products lines for existing luxury and high-end goods and services, and art themed real estate developments.

On June 22, 2010, NextMart also entered into a strategic cooperative agreement (“Strategic Agreement”) with its shareholder Sun Media Investment Holdings Ltd. (“SMIH”) and with Redrock Land Investment Ltd. (“Redrock Land”), an affiliate of the Company’s major shareholder Redrock Capital Venture Ltd. (“Redrock”).

Under the Strategic Agreement, Redrock Land will provide NextMart a $1,000,000 interest free, unsecured loan. The loan is due on demand any time after the first anniversary of the loan. As of the date of this report, the loan has not been provided to the Company. Redrock Land also has agreed that within the next 24 months, it will partner with NextMart on three of its real estate development projects that will be art related.  For each such project, NextMart will act as the project’s concept, marketing, and sales consultant (see below for details on the Company’s planned Real Estate Marketing and Sales business). Redrock Land is a PRC registered company engaged in land investment and development in China. The company typically co-invests with real estate developers to acquire land and launch development projects. As part of its cooperation with NextMart, Redrock Land will secure land and developing partners for three art related developments that NextMart will supply paid consulting service. SMIH has agreed to provide NextMart with approximately $6,000,000 worth of advertising space over the next five years in various media outlets owned by it or its affiliates. The $6,000,000 worth of advertising space will be allocated to NextMart such that every year for 5 succeeding years NextMart will have access to $1,200,000 in advertising space in various print magazines and online websites and e-magazines owned by SMIH or its affiliates. Such advertising space will be subject to availability and market prices, and the Company intends to limit the use of the advertising space to market its Artslux products.

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements of Nextmart, Inc. (the “Company”) and its subsidiaries and variable interest entities or VIEs have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant inter-company accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method. The Company has adopted ASC No. 810consolidation of Variable Interest Entities. ASC No. 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of June 30, 2010, and consolidated results of operations, and cash flows for the three month periods and nine months periods ended June 30, 2010 and 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Impairment of Long-lived Assets

The Company assesses the carrying value of long-lived assets in accordance with ASC No 360 (formerly SFAS No.144), accounting for the Impairment or Disposal of Long-lived Assets. Factors considered important which could trigger this review include a significant decrease in operating results, a significant change in its use of assets, competitive factors, strategy of its business, and significant negative industry or economic trends. The company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on the reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.  When the Company determines that the carrying value of long-lived assets may not be recoverable based on as assessment of future cash flows from the use of those assets, an impairment charge to record the assets at fair value may be recorded. Impairment is measured based on fair values utilizing estimated discounted cash flow, published third-party sources, and third-party offers.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with ASC No. 220 (formerly FASB No. 130), “Reporting Comprehensive Income (Loss)”. The comprehensive loss for the Company includes currency translation adjustments and unrealized loss on marketable securities.

Recently Issued Accounting Pronouncements Affecting the Company

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

Revenue recognition

We generate revenue through the provision of consulting services. We recognize revenues from consulting services in accordance with ASC No. 605 (Staff Accounting Bulletin (“SAB”) No. 104) “Revenue Recognition,” when all of the following conditions exist: persuasive evidence of an arrangement exists in the form of providing consulting services; or

services have been rendered; the Company’s consulting fee received from the clients is fixed or determinable pursuant to the terms of the consulting agreement and these amounts appear to be collectible.

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

Foreign currency translation

The financial statements are presented in United States dollars. In accordance with ASC No. 830 ( formerly SFAS No. 52), “Foreign Currency Translation”, since the functional currency of the Company is Renminbi (RMB), the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars (USD). Monetary assets and liabilities are translated using the foreign rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any translation gain or loss incurred is reported in the consolidated statement of operations. In this period, we used 6.83603 RMB per USD for the weighted average rate, and we used 6.8086 RMB per USD as the balance sheet date rate (June 30, 2010).

Income taxes

The Company follows the liability method of accounting for income taxes in accordance with ASC No. 740(formerly SFAS No. 109). Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The tax loss arising from PRC can be carried forward for five years. Agreed tax losses by respective local tax authorities can be offset against future taxable profits of the respective companies. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

Related Parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operating decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.

.

Convertible Notes and Notes Issued with Stock Warrants

The Company accounts for convertible notes and notes issued with stock warrants in accordance with ASC 470-20 (formerly APB No. 14), Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The proceeds from the issuance of convertible notes are allocated between the debt and the equity. The Company booked a discount on convertible notes for the conversion feature of the notes and warrants and is amortizing the discount over the life of the debt.

Reclassification

The comparative figures have been reclassified to conform to current period presentation.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities are considered as available for sale and are recorded at market value. The marketable securities are summarized as follow:

(Unaudited)
	June 30, 2010		September 30,2009
	Number of shares	Amount	Number of shares	Amount

CHINA GRAND RESORTS, INC AT COST	3,000	$ 120,000	60,000	$ 120,000
Unrealized loss		(119,100)		(108,000)
Net balance		$ 900		$ 12,000

The 3,000 shares of common stock at June 30, 2010 reflect a 20 for 1 reverse split of the issued and outstanding common stock of the issuer.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

Property and equipment is summarized as follows:

	(Unaudited)
	June 30, 2010	September 30, 2009
	US$	US$
Cost
Computer Software	$-	$9,224

Less: accumulated amortization	-	1,870

Net	$-	$7,354

Amortization for three months ended June 30, 2010 was $0 compared with three months ended June 30, 2009 $40,195, respectively. Amortization for nine months ended June 30, 2010 was $195 compared with nine months ended June 30, 2009 of $120,441, respectively. The difference between the 2010 and 2009 periods is due to the sale of certain office equipment owned by the Company on March 3, 2010.

NOTE 4 - CONVERTIBLE NOTES, WARRANTS AND STOCK OPTIONS

On March 22, 2007, we executed a subscription agreement with certain accredited investors, including Professional Offshore Opportunity Fund Ltd, pursuant to which we agreed to issue a principal amount worth $1,500,000 in senior convertible promissory notes and warrants to purchase shares of our common stock. The notes were issued with “Class A” warrants to purchase up to 1,500,000 shares of common stock at an exercise price of $1.00 per share and “Class B” warrants to purchase up to 1,500,000 shares of common stock at an exercise price of $1.50 per share.  Upon exercise of any Class A or Class B warrant, the respective warrant holder will receive a “Class C” warrant to purchase that number of shares for which such Class A warrant or Class B warrant is exercised at an exercise price of $2.00 per share. The Class A and Class B warrants expire five years from the issue date. The financing was closed on March 29, 2007.The aggregate gross proceeds from the sale of the notes and warrants was $1,500,000.  The convertible notes were due and payable three years from the date of issuance. We prepaid all interest due under the convertible notes through the issuance of 1.5 million shares of our common stock.  The notes were initially convertible into our common shares at a conversion price of $1.00 per share.  After the occurrence of an event of default under the notes, the conversion price adjusts to eighty percent (80%) of the volume weighted average price of our common shares for the five trading days prior to a conversion date.

On February 6, 2009, we closed a Convertible Debt Settlement Agreement with these accredited investors (“Settlement Agreement”) pursuant to which we have re-purchased all of the outstanding senior convertible notes. We also amended the Warrants to remove any registration rights and purchase price reset provisions, among other changes. As additional consideration, limited mutual releases were given by the parties. In exchange for canceling the notes and underlying agreements, we agreed to pay back the principal amount of the Notes ($1,500,000) and $610,126 in interest and default penalties. We paid $250,000 of the $1,500,000 in the principal amount at closing, and are obligated to pay $250,000 every 90 days from closing until the principal is paid in full. In addition to the payment made at closing, we also made principal payments of $250,000and $150,000 during fiscal 2009. During fiscal 2010, we made $100,000, $ 250,000, $165,000 and $67,000 in principal payments. We also agreed to pay interest and penalties of $610,126 within 90 days from the closing. Payment of the stated amount may be in the form of common shares of CEC Unet Plc. (AIM: CECU) which we held on the agreement date or if the shares of CECU were not trading on the AIM Market, then in cash or cash equivalents. We disposed our holdings of CECU shares in the CIGE transaction. As such, we are now required to pay the interest and penalty amount due in cash or cash equivalents. As the date of this report, as mentioned above, we made payments of $982,000 in principal to date, and we have not made any payments on the interest and default penalty amount. We are in default of our obligations to these investors. It is possible the investors could initiate litigation against us which cause us to incur additional costs and expenses. The balance of approximately $1.13 million which is due to these investors is included in other payables.

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

On March 26, 2010, we completed a Convertible Debt Settlement Agreement with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”) to convert RMB 2,255,000 (approximately $329,866 USD) in outstanding loans due to Hua Hui into a convertible promissory note with a principal amount of $331,199 as of June 30, 2010 and will due in 18 months since issued date. The convertible promissory as effective as of March 3, 2010 and has the following features:

•

The Convertible Note is subordinate to an outstanding Convertible Debt Settlement Agreement and is senior to all other current and future indebtedness of the Company.

•

If the Company has not affected a “Qualified Funding” (as defined below) prior to August 31, 2011, then the entire Principal Amount will be due and payable on August 31, 2011 (the "Maturity Date").

•

If the Company has effected a Qualified Funding prior to August 31, 2011, then (i) an amount equal to the Qualified Funding will be due and payable within five (5) working days from the closing of the funding, and (ii) any unpaid Principal Amount will be due and payable on the Maturity Date.

•

A Qualified Funding means any debt or equity funding received by the Borrower (after deducting all fees),

•

excluding however, any funding provided by Redrock Capital Group and Redrock Capital Ventures, Ltd., or any of their respective subsidiaries.

•

Except for default interest, interest on the unpaid balance accrues at the rate of 6% payable on the Maturity Date,

•

Hua Hui at its option may convert the Convertible Note to common stock of the Company at a conversion price of $0.11

•

If there is a default in the payment after a Qualified Funding, then default interest will accrue on the amount of the Qualified Funding a rate of one percent (1%) per day until paid.

The interest of the three months and nine months ended June 30, 2010 is $ 4,880 and $ 6,398, respectively.

NOTE 5 - OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follows:

	（Unaudited）
	June 30, 2010	September 30, 2009

Other payable	$1,155,767	$1,736,420
Accrued expenses	-	55,000
	$1,155,767	$1,791,420

Other payables are amounts due to the investors who originally held our convertible notes (See Note 4. - Convertible Notes, Warrants And Stock Options), professional fees, and other office expenses.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Commitments

As of March 2010, the Company terminated its office lease without penalty. Since the termination of its office lease, the Company maintains an office under an oral arrangement with its shareholder Sun Media Investment Holdings Limited. The arrangement is month to month, on a rent free basis. As a result the Company currently has no capital commitments in this regard.

NOTE 7 -AMOUNTS DUE TO STOCKHOLDERS

The amounts due stockholders are summarized as follows:

（Unaudited）
June 30, 2010	September 30, 2009

Redrock Capital Venture Limited	$ 143,956	$ 294,106
Beijing Hua Hui Hengye Investment Limited	-	146,680
	$ 143,956	$ 440,786

The amounts due to Redrock Capital Venture Limited are due on demand and bear no interest. Due to the termination of the Hua Hui transaction, the amounts due to Hua Hui have been reclassified as convertible notes on March 3, 2010 (See Note 4. - Convertible Notes, Warrants And Stock Options).

NOTE 8 -AMOUNTS DUE TO RELATED PARTIES

The amounts due related parties are summarized as follows:

	(Unaudited)
	June 30, 2010	September 30, 2009

Redrock Thinktank (Group) Limited	$114,211	$-
Wu Bruno Zheng	565,117	-
China Grand Resorts Inc	2,118	-
	$711,546	$-

The amounts $ 77,000 and $ 165,000 due to Redrock Thinktank (Group) Limited and Wu Bruno, respectively are due on demand after one-year and bear an annual interest of 5%. The amounts due to Redrock Thinktank (Group) Limited and Mr Wu Bruno Zheng were mainly used to pay the convertible notes investors in 2010 (see NOTE 4 CONVERTIBLE NOTES, WARRANTS AND STOCK OPTIONS).

NOTE 9- HELD FOR SALE OPERATIONS

In connection with the CIGE and Ms. Wang Yihan transaction of March 31 2010, and which was subsequently amended on May 10, 2010, NextMart has agreed to transfer to CIGE the following assets: 1) 100% of the shares of William Brand Administer Ltd, a BVI registered company and a wholly owned subsidiary of NextMart; 100% of the shares of Credit Network 114 Limited, a BVI registered company and a wholly owned subsidiary of NextMart; 2) 100% of NextMart’s 60% shareholdings in Wuxi Sun Network Technology Ltd., a PRC registered company; 3) 100% of NextMart’s 80% shareholdings in Naixiu Exhibition Ltd., a PRC registered company; 4) the net assets of NextMart’s 100% owned subsidiary Sun New Media Group Ltd. (a BVI registered company) and its 100% owned subsidiary China Cancer Institute Ltd. (a PRC registered company) and 5) certain other miscellaneous non material assets. These assets excluded cash in all the subsidiaries certain office furniture and equipment and certain other securities. (“Transferred Assets”)

These assets and liabilities had previously been sold to Beijing Hua Hui Investment Ltd. under a subscription and asset sale agreement signed on August 1, 2009 (see the Company’s Form 8-K filing dated August 4, 2009), and which arrangement was subsequently rescinded on March 3, 2010. All considerations were returned to the delivering party. NextMart accounted for the termination by adding the sum value of the assets originally sold to Hua Hui back on to the Company's balance sheet and canceling the shares issued to Hua Hui such that the company's share count will not include the shares issued to Hua Hui.

Consequently, the following assets and liabilities, which reflect these businesses, have been segregated and included in assets and liabilities of held for sale operations, as appropriate, in the consolidated balance sheet as of June 30, 2010:

(Unaudited)
June 30, 2010
Cash and bank	$529,729

Accounts receivable-net	374,829
Other receivable, prepayments and deposit	1,423,258
Inter co	60,054
Due from director	744,228
Current Assets of held for sale operations	3,132,098
Property, plant and equipment, net	672,423
Non-current Assets of held for sale operations	$672,423

Accounts payable	$342,830
Advance to supplier	315,151
Due to related party	1,897
Advance from customers	383,511
Other payables Advance from	402,177
Minority interest	288,549
Liabilities of held for sale operations	$1,734,115

Moreover, the following income and expense items, attendant to these subsidiaries, have been segregated and included in income (loss) from held for sale operations, as appropriate, in the consolidated income statement for the three months and nine months ended June 30, 2010 and 2009.

	(Unaudited)		(Unaudited)
	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Net sales	$-	$54,305	$-	$1,368,329
Cost of sales	-	2,981	-	1,567,749
Gross margin	-	51,324	-	(199,420)
Consulting and professional fees	-	(454)	-	(12,422)
General and administrative	-	(64,124)	-	(176,710)
Marketing and sales	-	(13,092)	-	(86,612)
Depreciation and amortization	-	(37,918)	-	(109,801)
Loss from market securities	-	-	(352,368)	-
Impairment loss			(5,670,506)
Other income/(expenses)		75	-	2,648
Income tax		-	-	365
Minority interest		-	-	974
Net income (loss) from held for sale operations	$-	$(64,189)	$(6,022,874)	$(580,978)

NOTE 10- GOING CONCERN AND MANAGEMENT PLAN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2010, the Company had an accumulated deficit totaling $96,576,316 and its current liabilities exceeded its current assets by $608,213. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As a result of the Company’s recent transactions with CIGE and Wang Yihan, as amended, its future business strategy is art event and art media direct marketing, direct sales of art products and art-themed luxury goods, and providing marketing and sales for art related real estate development projects. The Company plans to leverage the art event and art media advertising and marketing channels acquired in the Acquisition Agreement to offer unique art related marketing and advertising services targeting China’s wealthiest consumers.

The Company also entered into a strategic cooperative agreement (“Strategic Agreement”) with its shareholder Sun Media Investment Holdings Ltd. (“SMIH”) and with Redrock Land Investment Ltd. (“Redrock Land”), an affiliate of the Company major shareholder Redrock Capital Venture Ltd. (“Redrock”). Redrock Land has agreed to provide NextMart a $1,000,000 interest free loan due on demand after one year. SMIH has agreed to provide NextMart with approximately $6,000,000 worth of advertising space over the next five years in various media outlets owned by it or its affiliates.

In addition to its arrangement with Redrock Land, the Company is actively pursuing additional funding and arrangements with third parties and potential strategic partners in an effort to fund its ongoing working capital requirements. The Company’s working capital requirements for the next 12 month is estimated at approximately $1.5 million. Management is hopeful that the above actions will allow the Company to continue its operations through the current fiscal year.

NOTE 11- SUBSEQUENT EVENT

On July 8, 2010, the Company issued to Ms. Wang Yihan 75,000,000 shares of its common stock in fulfillment of its obligation under the Acquisition Agreement.

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

Our business model is largely untested;

 Our need for additional capital (and concomitant dilution effect);

Certain risks also exist with respect to our newly developed and developing art themed product and services and  marketing business. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update or revise any forward-looking statements in this Report to reflect any new events or any change in conditions or circumstances. All of the forward-looking statements in this Report are expressly qualified by these cautionary statements.

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

As a result of our recent transaction with CIGE and Wang Yihan, as amended, its future business strategy is art event and art media direct marketing, direct sales of art products and art-themed luxury goods, and marketing and sales for art related real estate development projects. (Please refer to a detailed description of our proposed business contained in our Form 8-K filing dated June 23, 2010, as amended on July 1, 2010). It intends to capitalize on its CIGE relationship as well as the experience, brand recognition, and resource integration capacities of its major shareholders, including Ms. Wang Yihan, Redrock Capital Venture, Ltd., and Sun Media Investment Holdings Limited. We began developing our business in March 2010 when Ms. Wang became the Company’s Chairman and CEO and soon thereafter, the Company launched its “Artslux” branded products.

Going forward, our business operations will include:

o

art event and art media direct marketing;

o

design and marketing of art-themed products lines created for existing luxury and high-end goods and brands and art themed real estate developments,

Art Event And Art Media Direct Marketing

NextMart plans to leverage the art event and art media advertising and marketing channels acquired from CIGE to offer unique art related marketing and advertising services targeting China’s wealthy consumers. Prospective clients will include any luxury brand goods and/or services companies targeting China’s sophisticated and wealthy classes. In addition, we expect to provide marketing channels for its Artslux branded products. Client advertisers will be provided with a detailed description of services and a budget for its specialized advertising or marketing program. The program may include brand consulting, direct mail pieces and advertising space in our art events and/or our media advertising channels which will be tailored to meet the specific needs of each client. For our services, we will charge a negotiated fee dependent on the parameters of the marketing effort. We intend to use the following art related advertising and marketing channels:

-The 10,000 member CIGE Consumer Database,

-All advertising rights for China International Gallery Exposition,

-All advertising rights for GREEN Exhibition,

-All advertising rights to Gallery Guide Magazine, and

-$1,200,000 in advertising space in various print magazines and online websites and e-magazines owned by SMIH or its affiliates for five consecutive years.

We expect that the total costs for the company’s direct advertising and marketing will be approximately $250,000 for the first year of operations. Of the $250,000 amount, $190,000 is allocated to selling expenses including marketing and logistics for services, and $60,000 is allocated to general and administrative expenses including rent, salaries, office expenses, and miscellaneous expenses.

Art Themed Products and Services Design and Development

The Company will use Oxas Beijing Limited to operate its art-themed product and services division. Under the brand name of “Artslux”, the Company plans to leverage its shareholder resources to form partnerships with the world’s most recognized artists and Chinese and international high-end luxury goods providers, financial institutions, and real estate developers to create and design value added art themed products and services for existing product lines. Art products and services that the Company is planning to create and design include:

1. Art Branded High-End and Luxury Goods

The company has already begun to develop art themed wines and spirits by creating limited edition artist labels that would be printed for select high-end wines and spirits. We also plan to create watches, cigar boxes, jewelry, furniture, electronics, etc. designed by famous artists or featuring their artworks. We have already partnered with Chinese artist Cheng Yifei and Chateau Pey La Tour to produce and launch a limited edition artist collection of Chateau Pey La Tour. It is estimated that the total costs for the company’s product sales division will be approximately $270,000 for the next 12 months of operations. Of the $270,000 amount, $80,000 is allocated to cost of sales which includes artist licensing and design fees, $190,000 is allocated to selling and general expenses including marketing and logistics, support staff, among other items.

2. Financial Institution Products and Services

We plan to begin developing art themed products and services for major financial institution. The products and services could include credit cards for high-net individual customers, art themed luxury goods as special gifts for high value clients, art themed luxury goods for loyalty rewards programs and for sale in product catalogues. While the company expects to begin producing such products and services sometime in the next 12 months, the company at this time has not yet engaged in serious negotiations with any parties, and we are therefore still unsure of the costs that will be associated with such products and services.

3. Art Branded Real Estate

NextMart is offering unique art based real estate consulting, marketing, and sales services to real estate developers in China under its brand “Artslux”. We plan to leverage our art industry know-how, reputation in the art community, and extensive art related marketing and sales channels to assist developers to successfully develop art-themed real estate developments. Under our model, NextMart will act as strategic advisor to real estate developers to create unique development concepts centered on art facilities and artistic communities. Art themed real estate development projects would include artist living/work spaces, galleries, exhibition spaces, multi-function art galleries, museums, auction houses and other facilities. The Company is currently in final status negotiations with certain real estate developers and local governments to produce and art development just outside Beijing. We target to close the deal sometime in the fourth quarter of fiscal 2010. The Company estimates that the total costs for its art themed real estate development business will be approximately $300,000 for the next 12 months of operations. Of the $300,000 amount, $90,000 will be allocated to cost of sales which includes government lobbying, and professional services fees for feasibility reports and concept designers, and $210,000 is allocated to G&A such as selling costs, rent, and salaries, among other costs.

For the next 12 months of its “Artslux Branded” art themed products and services design and development business, NextMart expects that the total costs associated with the business will be approximately $570,000. Of the $570,000 amount, $170,000 will be allocated to cost of sales, which includes design and development costs, third party outsourcing costs, etc, while $400,000 will be attributed to G&A.

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

Three Months Ended June 30, 2010 compared with Three Months Ended June 30, 2009

Sales and Cost of Sales.  Our sales for the three months ended June 30, 2009 was $57,215. These sales from the 2009 period were primarily due to the operation of consulting service business. We did not have any similar revenues for the comparable period in 2010.

Gross Margin. Our cost of sales for the three months ended June 30, 2009 was $18,593. This was primarily due to the operation of consulting service business. The costs of sales for the 2009 period were due to the operation of consulting service business.

Operating Expenses. Operating expenses which include general and administrative expenses, consulting and professional fees, and depreciation and amortization, for the three months ended June 30, 2010 totaled $48,215, a decrease of $ 184,584 or 79% from $232,799 for the corresponding 2009 period. General and administrative expenses were $20,955 for the 2010 period, a decrease of $153,254 or 88% from $174,209 for the 2009 comparable period. The decrease is due to reduced head count and related salaries and related expenses at our corporate office. Depreciation and amortization totaled $0 and $40,195 for the 2010 period and 2009 period, respectively. The decrease is due to reduction in amortization resulting from the disposition of intangible assets. Consulting and professional fees for the 2010 period totaled $27,260, an increase of $8,865 or 48% from $18,395 for the comparable period in 2009. The increase reflects higher legal fees in connection with launching our new art based business.

Operating Loss. We had an operating loss of $48,215 for the 2010 period compared with an operating loss of $194,177 for the comparable period in 2009. The decrease of $145,962 or 75% from the prior period is because of the factors discussed above.

Other Income (Expense). We had an Interest expense of $4,880 for the 2010 period compared with an interest expense of $290,000 for the comparable period in 2009. For the 2009 period, we had penalty of cancelling convertible notes of $ 610,168 and we did not have these items in 2010.

Loss from continuing operations. Our loss from continuing operations for the three months ended June 30, 2010 and 2009 was $53,044 and $1,094,345, respectively. The reason of the differences is due to the reasons discussed above.

Loss from held for sale operations. Our loss from held for sale operations for the three months ended June 30, 2009 was $64,189.

Net loss. We had a net loss of $53,044 for the 2010 period compared with a net loss of $1,158,534 for the comparable period in 2009.

Other Comprehensive Income (Loss). We had a foreign currency translation adjustment loss of $1,971 for the 2010 period compared with a loss of $149,101 for the comparable period in 2009. The difference is due to the value of the US dollar in comparison to the RMB and HK dollar. In 2010, we had an unrealized gain of $420 compared with a loss of $9,568 for the comparable period in 2009.

Total comprehensive loss. For the three months ended June 30, 2010, we had a comprehensive loss of $54,595 compared with a comprehensive loss of $1,298,067 for the comparable period in 2009 for the reasons discussed above.

Nine Months Ended June 30, 2010 compared with Nine Months Ended June 30, 2009

Sales. Our sales for the nine months ended June 30, 2009 was $98,852. These sales were primarily due to the operation of consulting service business. We did not have any similar revenues for the comparable period in 2010.

Cost of sales. Our cost of sales for the nine months ended June 30, 2009 was $20,675. This was primarily due to the operation of consulting service business. The decrease is in line with the drop in sales.

Gross Margin. As a result of the foregoing, our gross margin for the nine months ended June 30, 2001 and 2009 was $0 and $78,177 respectively.

Operating Expenses. Operating expenses which included general and administrative expenses, consulting and professional fees, and depreciation and amortization, for the nine months ended June 30, 2010 totaled $203,690, a decrease of $ 415,747 or 76% from $619,437 for the corresponding 2009 period. General and administrative expenses were $92,113 for the 2010 period, a decrease of $ 294,001 or 76% from $386,114 for the 2009 comparable period. The decrease is due to reduced headcount and related salaries and expenses at our corporate office due to our scaled down operations.. Depreciation and amortization totaled $195 and $120,441 for the 2010 period and 2009 period. The decrease is due to reduction in amortization resulting from the disposition of intangible assets. Consulting and professional fees for the 2010 period totaled $111,382, a decrease of $1,500 or 1% from $112,882 for the comparable period in 2009. The decrease reflects lower consulting fees in the first and second quarters of the year due to the scaled down operations during such periods.

Operating Loss. We had an operating loss of $203,690 for the 2010 period compared with an operating loss of $541,260 for the comparable period in 2008. The decrease from prior period is due to the factors discussed above.

Other Income (Expense). We had gain on disposal of fixed assets of $165 and exchange gain of $51 during the 2010 period. We did not have similar items for the comparable period in 2009. We had an interest expense of $12,942 for the 2010 period compared with an interest expense of $420,000 for the comparable period in 2009. For the 2009 period, we had penalty of cancelling convertible notes of $ 610,313, and change in fair value of CN & warrants option of $562,895 and we did not have these items in nine months ended by June 30, 2010.

Loss from continuing operations. Our loss from continuing operations for the nine months ended June 30, 2010 and 2009 was $5,886,922 and $2,134,468, respectively. The difference is due to the reasons discussed above.

Loss from held for sale operations. We had impairment loss of assets held for sale of $5,670,506 and  a loss from held for sale operations of $352,368 for the nine months ended June 30, 2010 compared with loss of $580,978 from held for sale operations for the nine months ended June 30, 2009.

Net loss. We had a net loss of $6,239,290 for the 2010 period compared with a net loss of $2,715,446 for the comparable period in 2009.

Other Comprehensive Income (Loss). Our foreign currency translation adjustment for the nine months ended June 30, 2010 and 2009 were $8,558 and$(147,222). The difference is due to the value of the US dollar in comparison to the RMB and HK dollar. Our unrealized loss for the nine months ended June 30, 2010 and 2009 were $11,100 and $447,306 respectfully.

Total comprehensive loss. For the nine months ended June 30, 2010, we had a comprehensive loss of $6,241,793 compared with a comprehensive loss of $3,309,974 for the comparable period in 2009 for the reasons discussed above.

 Liquidity and Capital Resources

We have financed our operations primarily through cash generated from equity investments, operating activities and a mixture of short and long-term loans for affiliated and non-affiliated parties.

The following table summarizes our cash flows for the nine months ended June 30, 2010 and 2009:

	Unaudited
	Nine Months Ended June 30,
	2010	2009
Net cash use in operating activities from continuing operations	$(248,691)	$(176,888)
Net cash provided by (used in) investing activities from continuing operations	49,072	(68,322)
Net cash provided by financing activities from continuing operations	170,339	382,309
Net effect of exchange rate changes on consolidation	(1,267)	(270,308)

Net decrease in cash and cash equivalents from continuing operations	(30,547)	(133,309)
Net (decrease)increase in cash and cash equivalents from discontinued operations	(335)	126.353
Cash and cash equivalents at beginning of period	34,958	106,171
Cash and cash equivalents at end of period	4,076	99,215

The net cash used in operating activities for the nine months ended June 30, 2010 was $(248,691), compared with net cash used in operating activities of $(176,888) for the nine months ended June 30, 2009. The difference is due to the assets stripping occurred during the nine months ended June 30, 2010.

The net cash used in investing activities for the nine month ended June 30, 2010 was $49,072, compared with net cash provided by investing activities of $(68,322) for the nine month ended June 30, 2009. The decrease of $19,250 is primarily caused by the loans from the related parties in the 2010 period.

The net cash provided by financing activities for the nine month ended June 30, 2010 was $170,339, compared with net cash provided by financing activities of $382,309 for the nine month ended June 30, 2009. The difference of $211,970 is mainly due to the high payments to original convertible notes holders.The effect of the exchange rate on cash was a loss of $3,386 for the nine months ended June 30, 2010, compared with a loss of $144,034 for the nine months ended June 30, 2009. The difference is due to reduction in foreign currency transactions.

The difference between the closing balance of cash and cash equivalents for the nine months ended June 30, 2010 and 2009 is due to the reasons mentioned above.

As of June 30, 2010, we had total assets of $3,809,593, total liabilities of $4,083,006 and working capital deficit of $(608,213)

On March 26, 2010, with an effective date of March 3, 2010, we completed a Convertible Debt Settlement Agreement with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”) to convert RMB 2,255,000 (approximately $329,866 USD) in outstanding loans due to Hua Hui into a convertible promissory note with a principal amount of $331,199 as of June 30, 2010. The issued notes were due on demand and accrue interest at the rate of 6% per annum until paid.

We expect that the total costs for the company’s direct advertising and marketing will be approximately $1,000,000 for the next 12 months of operations. Of the $1,000,000 amount, it is estimated that $400,000 will be allocated to cost of sales and $600,000 will be allocated to G&A for expenses including marketing and logistics for services, rent, salaries, office expenses, and miscellaneous expenses. The Company expects that a substantial portion of the required costs will funded by the Redrock Land loan. We expect that revenues from our marketing efforts will commence in the fourth fiscal quarter of 2010, and that such revenues, along with the Redrock Land loan, will enable the Company to fund this aspect of its operations for the next 12 months.

We expect that the total costs for the company’s product and services design and development division will be approximately $570,000 over the next 12 months of operations. Of the $570,000 amount, it is estimated that $170,000 will be allocated to cost of sales, which includes mainly design and development costs and third party outsourcing costs, etc, while $400,000 will be attributed to G&A for marketing, staff, rent, among other items. The Company plans to initially fund a portion of the required expenses through the Redrock Land loan, with the remainder of the required capital for the business expected to come from a combination of revenues from operations and from a planned round of fundraising from third parties. We expect to undertake a fundraising effort in the first calendar quarter of 2011. At the current time, we have no commitments from any third party in respect of the proposed fundraising effort. We expect to generate sales in the fourth quarter of fiscal 2010.

We expect that the total costs for the ArtChina art related marketing and product design business will be approximately $1,570,000 for the next 12 months of operations. Of the $1,570,000 amount, $570,000 will be allocated to cost of sales which includes government lobbying, and professional services fees for feasibility reports and concept designer, $300,000 will be allocated to selling expenses including marketing and sales, and $700,000 will be allocated for general and administrative expenses including rent, and salaries, among other costs. The Company expects the required capital for this business to come from a planned round of fundraising from third parties which we expect to undertake in the fourth quarter of 2010 or first calendar quarter of 2011. At the current time, we have no commitments from any third party in respect of the proposed fundraising effort. Prior to such fundraising, the Company may develop the initial aspects of its business using funds from the Redrock Land loan, and from revenues generated from other business to the extent that such revenues are available.

NextMart reminds investors that its plans to develop its business as described herein will be subject to numerous risks and uncertainties, including its ability to raise the necessary capital to implement its business plan. Presently, the Company has no arrangement with any third party, other than as disclosed herein, to provide any capital to the Company. Its new business also will be subject to formal agreements with numerous parties, asset valuations, fairness opinions, and various approvals including, but not limited to regulatory approval. The Company also reminds investors that even if it is able to meet the various requirements and regulations indicated above, it cannot predict whether it will be successful with its new business initiatives.

Contractual Obligations

On June 22, 2010, NextMart Inc. (“NextMart” or the “Company”) entered into an asset acquisition agreement (the “Acquisition Agreement”) with Beijing Chinese Art Exposition Media Co. Ltd (“CIGE), a Chinese art exhibition and media company, and Ms. Wang Yihan, the sole owner and director of CIGE who is also our Chairman and CEO. Under the terms of the Acquisition Agreement, NextMart acquired from CIGE the below described Assets for an agreed price of $750,000 (the “Consideration”). NextMart is obligated to pay the Consideration by issuing to Ms. Wang Yihan 75,000,000 shares of its common stock. As a result of this transaction, Ms. Wang will become NextMart’s second largest shareholder with a 27.96% ownership of the company. The effective date of the transaction is July 1, 2010.

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

There were no changes in our internal controls over financial reporting during the three month ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

In its amended Form 8-K filed on July 1, 2010, NextMart disclosed its strategic cooperative agreement (“Strategic Agreement”) with its shareholder Sun Media Investment Holdings Ltd. (“SMIH”) and with Redrock Land Investment Ltd. (“Redrock Land”), an affiliate of the Company major shareholder Redrock Capital Venture Ltd. (“Redrock”). As disclosed in the stated Form 8-K, we stated that the $1,000,000 unsecured loan to be provided to NextMart by Redrock Land would have bear interest at the rate of five percent (5%) per annum, among other terms. It was also disclosed that Redrock Land was a PRC registered company.

The following corrects the prior disclosure;

(i) The loan will not bear interest at 5%, rather it will be interest free, and

(ii) Redrock Land is not a PRC company, rather it is a BVI company.

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

NextMart, Inc.

Date: August 16, 2010		/s/ Wang Yihan
Wang Yihan
Chief Executive Officer

Date: August 16, 2010	By:	/s/ Carla Zhou
Carla Zhou Chief Financial Officer