Form 10-K
period 2010-09-30
NextMart Inc.
filed 2011-01-13
CIK 1088005

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

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

As of September 30, 2010, the registrant had 268,204,734 shares of its common stock outstanding.

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

During fiscal year 2008, we had planned to develop an integrated online-offline direct sales platform for the ladies' apparel sector in China. However, during this time, our business and business strategy were adversely impacted in a material manner due to the appreciation of the Chinese currency (Yuan) against the US dollar (which resulted in US consumers paying higher prices for products manufactured in China), coupled with the economic malaise that affected the United States, our principal market. Accordingly, we were unable to meet our projected operating results and milestones for the various periods. The lack of operating results in turn keyed a price decline of our common stock. Due to the depressed price of our common stock together with the overall world-wide financial market turmoil, we were unable to raise the necessary funds to support our expansion strategy. Consequently in May 2008, as we have previously reported, we determined to change our business focus initially attempting to focus on the financial advisory/direct investments and we have since redirected this focus towards to the art-related industry in China.

In September 2008, consistent with our re-direction, we determined to divest ourselves of the William Brand’s women apparel business and other non-material businesses. In keeping that intent, on August 1, 2009, we entered into a subscription and asset sale agreement with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”), an unaffiliated PRC company. Under the terms of the agreement, we received from Hua Hui the commercial income rights to 10,000 square meters the Huadun Changde International Hotel located in the city of Changde in China’s Hunan Province (“Project”), which was under construction. Hua Hui was responsible for all costs and expenses incurred in constructing the Project. Commercial income rights included the right to receive any and all income and proceeds derived from the commercial use of the Project in any capacity. As consideration, we agreed to issue to Hua Hui 250,000,000 shares of our common stock. As additional consideration, we also transferred to Hua Hui certain non-performing or discontinued assets, none of which were our core business or material assets. However, on March 3, 2010, the Company entered into a transaction termination agreement with

Hua Hui wherein both companies agreed to terminate and rescind the subscription and asset sale agreement previously entered into by the parties on August 1, 2009. All considerations received by each party under the Original agreement were returned to the issuing party.

On March 31, 2010, we entered into an Asset Exchange and Subscription Agreement with Ms. Wang Yihan and Beijing Chinese Art Exposition's Media Co., Ltd. (“CIGE”), a leading Chinese art services, events and media company located in Beijing, China. Ms. Wang is the sole shareholder of CIGE. The agreement was effective on March 31, 2010 and was amended on May 10. Under the amended agreement NextMart agreed to sell directly to Ms. Wang the following assets (“Transferred Assets”) (See Note 13): 1) 100% of the shares of William Brand Administer Ltd, a BVI registered company and a wholly owned subsidiary of NextMart; 100% of the shares of Credit Network 114 Limited, a BVI registered company and a wholly owned subsidiary of NextMart; 2) 100% of NextMart’s 60% shareholdings in Wuxi Sun Network Technology Ltd., a PRC registered company; 3) 100% of NextMart’s 80% shareholdings in Naixiu Exhibition Ltd., a PRC registered company; 4) the net assets of NextMart’s 100% owned subsidiary Cancer Institute of China Ltd (a BVI registered company) and its 100% owned subsidiary China Cancer Institute Beijing Ltd. (a PRC registered company). The net assets being sold do not include the subsidiaries cash, office furniture and equipment, and third party creditor’s rights and third party debts, which shall remain the subsidiaries’ property and 5) any other net assets and liabilities belonging to NextMart, with the exception of its 3,000 shares of China Grand Resorts Inc. common stock and its remaining liability under the convertible bond settlement agreement. On that same date, Ms. Wang was appointed our Chairman and Chief Executive Officer.

As consideration for the transfer of the above described assets, Ms. Wang agreed to transfer to NextMart certain land use rights for commercial real estate property within 24 months from date of the amended agreement. The value of the land use rights will be determined by an appraisal conducted by a licensed third party appraiser acceptable to both parties. In the PRC, there is no private land ownership. Rather, land in the PRC is owned by the government and cannot be sold to any individual or entity. The government grants or allocates landholders a “land use right,” which is sometimes referred to informally as land ownership. Land use rights are granted for specific purposes and for limited periods. Each period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

In the event Ms. Wang fails to provide land use rights for adequate real estate property within the 24 month period, she is obligated to provide NextMart with common stock of a publicly traded company acceptable to NextMart.

On June 22, 2010, the Company entered into an asset acquisition agreement (the “Acquisition Agreement”) with CIGE and Ms. Wang Yihan. Under the terms of the Acquisition Agreement, NextMart is going to acquire from CIGE the below described assets for an agreed price of $750,000 (the “Consideration”). NextMart agreed to pay the Consideration by issuing to Ms. Wang 75,000,000 shares of its common stock. As a result of this transaction, Ms. Wang will become NextMart’s second largest shareholder with a 27.96% ownership of the company. Under the terms of the Acquisition Agreement, CIGE sold to NextMart the following assets (the “Assets”): 1) ownership of CIGE’s 10,000 member consumer database, 2) exclusive ownership of all advertising space for every art exhibition event held by CIGE in greater China (including Hong Kong and Macao, and Taiwan) for the next 30 years, and 3) exclusive ownership of the "Gallery Guide" brand name and all gross revenues generated by the magazine publication for the next 30 years, including but not limited to advertising revenue and sponsorship revenue. The agreement further provides that if for any reason or under any circumstance during the next 30 years CIGE ceases holding any of its exhibitions or ceases publishing the Gallery Guide, NXMR shall have the right to buy those exhibitions and “Gallery Guide” brand name for the price of $1 each from CIGE.

As a result, NextMart’s planned business operations for 2011 will consists of 1) art event and art media direct marketing, and 2) the design and marketing of art-themed products lines for existing luxury and high-end goods and services, and art themed real estate developments.

On June 22, 2010, NextMart also entered into a strategic cooperative agreement (“Strategic Agreement”) with its shareholder Sun Media Investment Holdings Ltd. (“SMIH”) and with Redrock Land Investment Ltd. (“Redrock Land”), an affiliate of the Company’s major shareholder Redrock Capital Venture Ltd. (“Redrock”). Under the Redrock Land Strategic Agreement, Redrock Land will provide NextMart a $1,000,000 interest free, unsecured loan in 12 months. The loan is due on demand any time after the first anniversary of this agreement. As of September 30, 2010, the loan has not been provided to the Company. Redrock Land also has agreed that within the next 24 months, it will partner with NextMart on three of its real estate development projects that will be art related. For each such project, NextMart will act as the project’s concept, marketing, and sales consultant. Redrock Land is a BVI registered company engaged in land investment and development in China and it typically co-invests with real estate developers to acquire land and launch development projects. As part of its cooperation with NextMart, Redrock Land will secure land and developing partners for three art related developments for which

NextMart will provide consulting service to the developers. Under the Strategic Agreements, SMIH has agreed to provide NextMart with approximately $6,000,000 worth of advertising space over the next five years in various media outlets owned by it or its affiliates. The $6,000,000 worth of advertising space will be allocated to NextMart such that every year for 5 succeeding years. NextMart will have access to $1,200,000 in advertising space in various print magazines and online websites and e-magazines owned by SMIH or its affiliates each year. Such advertising space will be subject to availability and market prices, and the Company intends to limit the use of the advertising space to market its Artslux products. As of September 30, 2010, no advertising space has yet to be allocated to NextMart.

Our Current Business Strategy

As a result of our recent transaction with CIGE and Ms. Wang Yihan, our future business strategy is art event and art media direct marketing, direct sales of art products and art-themed luxury goods, and marketing and sales for art related real estate development projects. We intend to capitalize on our CIGE relationship as well as the experience, brand recognition, and resource integration capacities of its major shareholders, including Ms. Wang, Redrock Capital Venture, Ltd., and Sun Media Investment Holdings Limited. We plan to begin developing our business in 2011.

Going forward, our business operations will include: 1) art event and art media direct marketing; and 2) design and marketing of art-themed products lines created for existing luxury and high-end goods and brands and art themed real estate developments.

Art Event And Art Media Direct Marketing.

NextMart plans to leverage the art event and art media advertising and marketing channels acquired from CIGE to offer unique art related marketing and advertising services targeting China’s wealthy consumers. Prospective clients will include any luxury brand goods and/or services companies targeting China’s sophisticated and wealthy classes. In addition, we expect to provide marketing channels for its “Artslux” branded products. Client advertisers will be provided with a detailed description of services and a budget for its specialized advertising or marketing program. The program may include brand consulting, direct mail pieces and advertising space in our art events (described below) and/or our media advertising channels which will be tailored to meet the specific needs of each client. For our services, we will charge a negotiated fee dependent on the parameters of the marketing effort. We intend to use the following art related advertising and marketing channels:

-The 10,000 member CIGE Consumer Database,

-Advertising space for China International Gallery Exposition,

-Advertising space for GREEN Exhibition,

-Advertising space to Gallery Guide Magazine, and

-$1,200,000 in advertising space in various print magazines and online websites and e-magazines owned by SMIH or its affiliates for five consecutive years.

We expect that the total costs to implement our direct advertising and marketing business will be approximately $250,000 for the first year of operations. Of the $250,000 amount, $190,000 is allocated to selling expenses including marketing and logistics for services, and $60,000 is allocated to general and administrative expenses including rent, salaries, office expenses, and miscellaneous expenses. The forgoing amounts represent our estimated start up costs for a 12 month period. The actual costs may vary dependent on the development of the business. To the extent that we incur additional costs, we expect to cover such costs, if any, from client revenues.

Design and Marketing of Artslux Products and Services

Under the brand name of “Artslux”, the Company plans to form partnerships with the world’s most recognized artists, and to use these relationships to create and design value added art themed products and services for domestic and international high-end luxury goods providers, financial institutions, and real estate thereby enhancing existing product lines. Art products and services that the Company is planning to create and design include:

1. Art Branded High-End and Luxury Goods

The company has begun to develop its Artslux themed wines and spirits by creating limited edition artist labels for select high-end wines and spirits. We also plan to create watches, cigar boxes, jewelry, furniture, and electronic offerings designed by famous artists or featuring their artworks. As previously disclosed, we have already partnered with Chinese artist Cheng Yifei and Chateau Pey La Tour to produce and launch a limited edition artist collection of Chateau Pey La Tour. It is estimated that the total costs for the art branded high-end and luxury goods business product sales division will be approximately $270,000 for the next 12 months of operations. Of the $270,000 amount, $80,000 is allocated to cost of sales which includes artist licensing and design fees, $190,000 is allocated to selling, general and administrative costs, such as rent, marketing and logistics, support staff, among other items. The forgoing amounts represent our estimated start up costs for a 12 month period. The actual costs may vary dependent on the development of the business. To the extent that we incur additional costs, we expect to cover such costs, if any, from client revenues.

2. Financial Institution Products and Services

We plan to begin developing art themed products and services for major financial institution near the end of 2011. The products and services could include credit cards for high-net individual customers, art themed luxury goods as special gifts for high value clients, art themed luxury goods for loyalty rewards programs and for sale in product catalogues. While the company expects to begin producing such products and services sometime in the next 12 months, the company at this time has not yet engaged in serious negotiations with any parties, and we are therefore still unsure of the costs that will be associated with such products and services.

3. Art Branded Real Estate

NextMart is offering unique art based real estate consulting, marketing, and sales services to real estate developers in China under its brand “Artslux”. We plan to leverage our art industry know-how, reputation in the art community, and extensive art related marketing and sales channels to assist developers to successfully develop art-themed real estate developments. Under our model, NextMart will act as strategic advisor to real estate developers to create unique development concepts centered on art facilities and artistic communities. Art themed real estate development projects would include artist living/work spaces, galleries, exhibition spaces, multi-function art galleries, museums, auction houses and other facilities. The Company is currently in the final stage of negotiations with certain real estate developers and local governments to produce and art development just outside Beijing. We target to close the deal sometime in 2011. The Company estimates that the total costs for its art themed real estate development business will be approximately $300,000 for the next 12 months of operations. Of the $300,000 amount, $90,000 will be allocated to cost of sales which includes government lobbying, and professional services fees for feasibility reports and concept designers, and $210,000 is allocated to selling, general and administration costs, such as rent, and salaries, among other costs. The forgoing amounts represent our estimated start up costs for a 12 month period. The actual costs may vary dependent on the development of the business. To the extent that we incur additional costs, we expect to cover such costs, if any, from client revenues.

Competition and Market Data

In our proposed art business strategy, we will face competition from other companies located in China that are more established with more financial resources. However, we believe that we can compete in the market due to the uniqueness of our product marketing method and activities. Although many of the products are offered elsewhere by individual providers, there is no centralized channel to offer all of the products proposed by our company.

Existing data indicates that China now has 900,000 people with over RMB10,000,000 in assets, of which 100,000 have over RMB100,000,000 in assets. We believe that a number of Chinese consumers are able and willing to access art branded high-end and luxury goods. Our art activities and high-end product business model is based on our assessment of the needs of the emerging Chinese high-end market. We believe that affluent Chinese consumers are willing to access high-end products and join high-grade art activities to show their exalted status and communicate with people of the same status. By providing high-class art clubs in China and direct sales channels through which our branded art products and are directly provided to affluent customers, we believe we will be well placed to meet that demand.

We also intend to leverage our existing media connections to reach our targeted market: China’s affluent individuals and businesses. This network of media channels can be aggregated through its affiliated companies and includes over 70 print media and 700 online media channels.

We will face competition is the art business in the local market. We expect to rely upon the expertise of CIGE and its affiliates to effectively compete in this market.

Proprietary Rights

As of the date of this Report, we do not have our own intellectual property rights.

Employees

As of September 30, 2010, we had 1 full-time employee, 5 part-time in China and 3 officers who are part time employees. We have good relations with our employees.

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

We have an immediate need for capital.

As reflected on our audited balance sheet for the fiscal year ended September 30, 2010 contained herein, we have total current assets of $995,511 and total current liabilities of approximately $3,332,831. In addition, we will need additional capital up to $5 million to complete our new business endeavors and to fund our ongoing operations. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders likely will be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations will be harmed by such limitations.

In addition, we have outstanding demand loans from Redrock Capital Ventures Ltd and Redrock Thinktank (Group) Limited, all of which are our affiliates, which we have utilized to fund our day-to-day operations. As of September 30, 2010, these loans total approximately $320,000. We will continue to rely upon such loans to fund our ongoing operations. If we fail to continue to receive such financing or other financings from other affiliates or third parties, our operations will cease.

Our short operating history and rapidly evolving business makes it difficult for us to accurately forecast revenues and expenses.

As reported in our Form 8-K filed with SEC on March 31 2010, as amended, and discussed elsewhere herein, we changed our business strategy and focus towards the sale of marketing solutions through our art events and art media marketing channels, and the design and marketing of art-themed products lines for existing luxury and high-end goods and services, and art themed real estate developments. We have divested ourselves of the William Brand business and assets and rescinded our trade with Hua Hui whereby we no longer have any rights of the real estate in Changde. In light of these changes, one should consider the future prospects of our new business endeavors keeping in mind the risks and uncertainties experienced by companies of this nature. These factors should be considered particularly in view of our limited cash resources, and overall market conditions.  As a result, it will be difficult if not impossible for us to predict future revenues and operating expenses with a great deal of certainty. We may not be successful in our future endeavors. Although not exhaustive, some of the other risks and uncertainties of our new business strategy relate to our ability to:

successfully achieve our business model;

reach agreements with high profile artists and luxury products providers;

generate revenues by effectively marketing and selling our Arslux branded products and our real estate development services;

generate revenues by effectively marketing our art events;

respond to competitive market conditions;

respond to changes in our regulatory environment;

manage risks associated with our strategy;

maintain effective control of our costs and expenses;

raise sufficient capital to develop, sustain, if necessary, expand our business;

attract, retain and motivate qualified personnel; and

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

Because this is a new business model, we will face unforeseen challenges.

We have no prior business experience for our new business endeavors. Although Ms. Wang Yihan has rich experience in art events and related activities, we do not have any experience relating to the marketing and sale of high-end consumer products to the affluent Chinese consumers. This is a field that no one ever steps into. As a result, we likely will face unforeseen events and challenges in the future with our new businesses which may negatively affect our business causing our business to fail.

Our business model is largely untested.

We intend to offer an integrated but specialized channel of the high-end products and services through some high-grade events or media; this model is relatively unique in the PRC, on a fee based structure. While we believe the demand exists in the PRC for the provision of these types of services, this concept is largely untested and subject to certain risks. These risks include pricing of comparable services, the perceived value of the products, as well as general economic conditions.  Therefore, we can not predict whether we will be successful in our concept. If we are unable to do so in sufficient quantities, our proposed business will fail.

We have no agreements for our new business endeavors and we have not established standards for such transactions.

We have no formal arrangements, agreements or understandings with any high-end membership clubs and luxury products providers. Our success will dependent on our ability to reach agreements with these entities and the cooperation with the final distributors. There is no assurance that we will be able to negotiate any type of agreement, including on terms favorable to us. If we are unable to negotiate favorable arrangements with these entities, our proposed business operations will be negatively impacted.

We will depend on some key partners for our new business to compete effectively in the market.

We will depend on some key partners to enable us to provide our high-end events and products. If for some reason our partnerships were to experience difficulties, or if our partners choose to terminate our relationship with them, it would be extremely difficult if not impossible to operate or expand our high-end business. Finally, our business is in some ways competitive with businesses operated by our partners and its member companies could choose to start high-end business competitive to ours, which could create challenges for us to continue to partner with them successfully or to develop and expand our business.

We will rely upon CIGE or its affiliates to manage and operate to art events business.

We have no prior experience in exhibition and any other high-end art activities. We will rely upon the operating expertise of CIGE or its affiliates to successfully hold an exhibition and other high-end art activities, and to that extent we will have no or limited control over such operations. If they fail to achieve any progress, our projected revenues from such operations will be adversely affected.

Our event marketing efforts may not be effective.

For our event marketing business, we intend to provide client advertisers a detailed description of services and a budget for its specialized advertising or marketing program. The program may include brand consulting, direct mail pieces and advertising space in our art events and/or our media advertising channels which will be tailored to meet the specific needs of each client. This marketing effort is largely untested. If our marketing results do not prove successful or beneficial to the client, this aspect of our business model will likely fail.

A downturn in economic conditions in PRC could adversely affect our business.

Our new business concept, which includes advertising at our art events, the market and sale of high-end products, and the development of art real estate projects are all highly dependent upon the expenditure of consumer discretionary income. A significant downturn in the PRC or global economy or any other uncertainties regarding future economic prospects could affect consumer spending habits which would have a material adverse impact on our operations and financial results.

Changes in the real estate market could adversely affect our art inspired real estate projects.

In recent times, the real estate market in the PRC has been perceived to be overheated. Recent initiatives implemented by the various PRC governmental agencies have been designed to damper the real estate market. These initiatives or any subsequent governmental initiatives designed to temper the domestic real estate market may adversely affect our planned art themed real estate development business.

There are risks of increasing regulation of the luxury products and real estate industries in the People’s Republic of China and internationally that could have a material adverse impact on our business.

In the future, it is conceivable that our governmental regulatory bodies could no further attempt to tighten its control on the sale of luxury products and real estate projects. As a result, we may have to satisfy Chinese regulations applicable to our industry. The cost of compliance may be high and may make the sale of some products too expensive to successfully market. In such event, our business could be negatively impacted and revenues and earnings could decline. In addition, the PRC government may seek to impose regulations on our business, including limiting or capping the fees that we may charge our clients, which would adversely affect our business. Also, the increasingly perfect laws and regulations of environmental protection and animal protection may limit the products we could provide.

We may face competition in the future.

We believe that our concept of providing both integrated and specialized art products and activities is relatively novel in the PRC. A critical element of our concept is the reliance upon distributors and products providers to provide their sales skills and high-valued brands. It is conceivable that they may seek to replicate all or part of our concept, which would not only represent competition to us but also limit or eliminate the supply of art products, either of which would have a significant adverse affect on our business.

We have no business insurance coverage.

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

Our future success depends heavily upon the continuing services of the members of our senior management team, in particular Ms. Wang Yihan, our chairman. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future.

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

Although we are a Delaware corporation, all of our operations and employees are located in Greater China region, especially in the mainland. As such, there are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with certain of our affiliated Chinese entities. We are considered foreign persons or foreign invested enterprises under Chinese law. As a result, we are subject to Chinese law limitations on foreign ownership of Internet and advertising companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

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

As of September 30, 2010, our principal stockholders and their affiliated entities own approximately 71.54% of our outstanding common stock. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. These actions may be taken even if they are opposed by our other stockholders.

Our officers and directors may allocate their time and efforts to other businesses thereby causing conflicts of interest in their determination as to whether or not to present business opportunities to the Company and as to how much time to devote to our affairs.

Our officers and directors, including Ms. Wang Yihan, are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could have a negative impact on our financial condition, results of operations and future business prospects.

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

Our operations are conducted through contractual arrangements between our wholly owned subsidiaries and operating entities located in China.  As such, we expect to increasingly rely on dividends payments from our subsidiaries who in turn receive their revenues through the affiliated operating entities in China. However, Chinese regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries and affiliated entities in China are also required to set aside a portion of their after-tax profits according to Chinese accounting standards and regulations for certain reserve funds. The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if our subsidiaries or affiliated entities in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive the revenues from our operations through these contractual or dividend arrangements, we may be unable to fund our overhead of our non-Chinese entities or declare dividends on our common stock.

Uncertainties with respect to the Chinese legal system could adversely affect us.

We conduct all of our business through subsidiaries and affiliated entities based in China. Our operations in China are governed by Chinese laws and regulations. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The China legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedent value.

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

As mentioned herein, we expect to have an immediate need for capital to fund day to day operations as well as our planned business operations. To satisfy our cash requirements, we may receive loans from affiliates, and/or seek to sell additional equity or debt securities (in addition to our recently completed financing or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. The conversion of any debt, including outstanding loans in favor of affiliates, will also result in significant dilution to existing shareholders. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

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

Item 1B.  Unresolved SEC Comments

Not applicable.

Item 2. Properties

All of our operations are in China, where we have leased an office in Beijing. Our Beijing office consists of 90 square feet. The lease extends for a period of three years terminating on July 31, 2011. Our annual rent is $33,045. We believe that our existing facilities are adequate to meet our current requirements, and that future growth can be accommodated by leasing additional or alternative space.

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

 Item 4. Submissions of Matters to a Vote of Security Holders

None

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was quoted on the Over the Counter Bulletin Board under the symbol “NXMR”. As of September 30, 2010, our common stock was quoted on the Over the Counter Bulletin Board under the symbol “NXMR” and we had approximately 445 stockholders holding 268,204,734 shares of common stock.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail mark up, markdown or commission. In addition, these quotations do not represent actual transactions.

Fiscal 2009 (October 1, 2008 to September 30, 2009)	High	Low
First Quarter	$0.05	$0.03
Second Quarter	$0.05	$0.02
Third Quarter	$0.02	$0.02
Fourth Quarter	$0.02	$0.02

Fiscal 2010 (October 1, 2009 to September 30, 2010)
First Quarter	$0.05	$0.03
Second Quarter	$0.03	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.01	$0.01

Fiscal 2011 (October 1, 2010 to September 30, 2011)
First Quarter	$0.01	$0.01

Dividend Policy

We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

As of the date of this report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Sales of Unregistered Securities

None

Repurchase of Equity Securities

We did not repurchase any securities within the fiscal year ended September 30, 2010.

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

Overview

Prior to fiscal year 2008, we had planned to develop an integrated online-offline direct sales platform for the ladies' apparel sector in China involving William Brand Administer Co. Ltd. However, our business and business strategy were adversely impacted in a material manner due to the appreciation of the Chinese currency (Yuan) against the US dollar (which resulted in US consumers paying higher prices for products manufactured in China), coupled with an already weak US retail market. Accordingly, we were unable to meet our projected operating results and milestones for the various periods. The lack of operating results adversely impacted our stock price during the applicable periods. Due to the depressed price of our common stock together with the overall world-wide financial market turmoil, we were unable to raise the necessary funds to support our expansion strategy. Consequently in May 2008, we determined to change our business focus initially attempting to focus on the financial advisory/direct investments, and thereafter, redirecting this focus towards the healthcare industry in China. Following our transaction with Hua Hui in August 2009, our business strategy was to develop a network of upscale, private member health clubs in the PRC. However as noted above, on March 3, 2009 the Company and Hua Hui rescinded the transaction.

As a result of our recent transaction with CIGE and Ms. Wang Yihan, as amended, our future business strategy is art event and art media direct marketing, direct sales of art products and art-themed luxury goods, and marketing and sales for art related real estate development projects. (Please refer to a detailed description of our proposed business contained in our Form 8-K filing dated June 23, 2010, as amended on July 1, 2010). As mentioned herein, we intend to capitalize on our CIGE relationship as well as the experience, brand recognition, and resource integration capacities of our major shareholders, including Ms. Wang, Redrock Capital Venture, Ltd., and Sun Media Investment Holdings Limited. We will begin developing our business in 2011 by launching the “Artslux” branded products.

Going forward, our business operations will include: art event and art media direct marketing; design and marketing of art-themed products lines created for existing luxury and high-end goods and brands and art themed real estate developments

We remind investors that our plans to re-focus our business to participate in the art and high-end industry in China are subject to substantial risks and uncertainties. We have not made substantial progress in reaching our objectives. We can not predict whether we will be successful in identifying, selecting and investing in business, technologies, or treatments that will prove successful in our new business efforts. Our efforts will be subject to our ability to raise additional funds (which in turn will cause dilution to existing stockholders), formal agreements with numerous parties, and various approvals.  Therefore, we can not predict with certainty whether we will be successful in our re-structuring efforts and the exact combination of efforts required to achieve success.

Results of Operations

Fiscal Year Ended September 30, 2010 compared with Fiscal Year Ended September 30, 2009

The following discussion reflects our results from operations for the fiscal year ended September 30, 2010 compared with the fiscal year ended September 30, 2009

Revenues. During the fiscal year ended September 30, 2010 and 2009, we had revenues of $0 and $98,852, respectively. During fiscal 2010, we concentrated on divesting the assets of the Company’s previous business and acquiring assets and developing our art themed business strategy as discussed above, and thus, we have no income for the period.

Cost of Revenues. Our cost of revenue for the fiscal year ended September 30, 2010 and 2009 were $0 and $20,675, respectively. Cost of Sales represents personnel cost of the consulting business.

Gross Margin. As a result of the foregoing, our gross margins for the fiscal year ended September 30, 2010 and 2009 were $0 and $78,177, respectively.

Operating Expenses. Our operating expenses (which includes general and administrative expenses and consulting and professional fees) for the fiscal year ended September 30, 2010 and 2009 were $246,487 and $809,252, respectively. General and administrative expenses were $118,904 for the fiscal year 2010, a decrease of $ 354,137 or 75% from $473,041 for the fiscal year 2009. The decrease for the fiscal year 2010 was due to reduced salaries and related expenses at our corporate office due to our scaled down head count and operations. Consulting and professional fees were $127,583 for the fiscal year 2010, a decrease of $208,628 or 62% from $336,211 for the fiscal year 2009. The decrease in the fiscal year 2010 in consulting and professional fees also reflects our reduced operations and lack of revenues for the period.

Operating Loss. We had an operating loss from operations of $246,487 for the fiscal year 2010 compared with an operating loss of $731,075 for the comparable fiscal year 2009. The decrease was due to the factors discussed above.

Interest Expense. For the fiscal year 2010 we had interest expense of $17,999 compared with interest expenses of $420,405 for the comparable year in 2009. The interest expense for fiscal year 2010 is amount paid on our convertible notes (See Note 7). Interest expenses for the 2009 period were the expenses paid to the convertible notes holders.

Other Expense. We had no other expenses during the fiscal year 2010 compared with other expenses of $610,313 for the comparable year in 2009. For the fiscal year 2009, the expense was due to default penalties and other expenses related to outstanding convertible notes.

Amortization of Discount on Convertible Note. We had amortization of discount on convertible notes of $26,395 during the fiscal year 2010 compared with $71,483 for the comparable year in 2009.

Gain/(Loss) on Disposal of Assets. We had a gain on disposal of assets of $166 during the fiscal year 2010 and a loss on disposal of assets of $488,448 for the fiscal year ended September 30, 2009. The difference was mainly caused by the disposal of assets occurred in the transaction with Hua Hui in fiscal year 2009.

Loss from Continuing Operations. Our loss from continuing operations for the fiscal year ended September 30, 2010 and 2009 was $290,683 and $2,750,620 respectively. The difference was due to a reduction in the Company’s operations as a result of the winding down of its previous business and the minimal cost structure of its nascent art related business.

Loss from Operation Held for Sale. Our loss from operation held for sale was $353,172 for the fiscal year ended September 30, 2010 and $ 580,978 for the fiscal year ended September 30, 2009.

Impairment Loss of Assets and Liabilities Held for Sale. We had an impairment loss of assets and liabilities held for sale of $9,442,566 for the fiscal year ended September 30, 2010. We entered into an Asset Exchange and Subscription Agreement with Ms. Wang on March 31, 2010 to exchange certain assets and liabilities for land use rights from Ms. Wang. As of September 30, 2010, the transaction was not completed, assets and liabilities were written down to fair value and an impairment loss was recorded.

Loss on Disposal of Discontinued Operation. We had a loss on disposal of discontinued operation of $5,561,542 for the fiscal year ended September 30, 2009.

Other Comprehensive Income (Loss). We had a foreign currency translation adjustment loss of $13,846 for the fiscal year 2010 compared with a translation gain of $525,774 for the comparable year in 2009. The difference is due to the value of the US dollar in comparison to the RMB and HK dollar. In 2010 and 2009, we had an unrealized loss of $11,110 and gain of $2,053,519 respectively. The gain in 2009 is due to the disposal of most of the securities held during the period.

Total Comprehensive Loss

For the year ended September 30, 2010, we had a comprehensive loss of $10,111,367 compared with a comprehensive loss of $6,313,847 for the comparable year in 2009.

Liquidity and Capital Resources.

We have financed our operations primarily through cash generated from equity investments, operating activities and a mixture of short and long-term loans from affiliates (some of which have been converted to equity) and non-affiliates.

The following table summarizes our cash flows for the fiscal year ended September 30, 2010 and 2009:

	For the Year Ended September 30,
	2010	2009
	US $	US $
Net cash used in operating activities from continuing operations	(319,053)	(745,924)
Net cash used in operating activities from discontinued operations	(381)	(374,576)
Net cash (used in) provided by investing activities from continuing operations	49,072	(2,059)
Net cash provided by financing activities from continuing operations	267,112	1,071,460
Net effect of exchange rate fluctuations on cash and cash equivalents	(18,796)	25,774
Net decrease in cash and cash equivalents	(22,046)	(25,325)
Cash and cash equivalents at beginning of period	34,958	60,283
Cash and cash equivalents at end of period	12,912	34,958

Our total assets as of September 30, 2010 were $1,375,107. Our total liabilities as of September 30, 2010 were $3,616,704. As of September 30, 2010, we had a working capital deficit of $(2,337,320) compared with working capital deficit of $(2,127,674) as of September 30, 2009. The decrease in deficit for the current period is due principally to current assets held for sale and considerations paid to shareholders.

On March 26, 2010, with an effective date of March 3, 2010, we completed a Convertible Debt Settlement Agreement with Hua Hui to convert RMB 2,255,000 (approximately $329,866 USD) in outstanding notes due to Hua Hui into a convertible promissory note with a principal amount of $336,663 as of September 30, 2010. The issued notes were due on demand and accrue interest at the rate of 6% per annum until paid.

The new convertible promissory note (“Convertible Note”) has the following features:

o

The Convertible Note is subordinate to an outstanding Convertible Debt Settlement Agreement and is senior to all other current and future indebtedness of the Company.

o

If the Company has not affected a “Qualified Funding” (as defined below) prior to August 31, 2011, then the entire Principal Amount will be due and payable on August 31, 2011 (the "Maturity Date").

o

If the Company has affected a Qualified Funding prior to August 31, 2011, then (i) an amount equal to the Qualified Funding will be due and payable within five (5) working days from the closing of the funding, and (ii) any unpaid Principal Amount will be due and payable on the Maturity Date.

o

A Qualified Funding means any debt or equity funding received by the Borrower (after deducting all fees), excluding however, any funding provided by Redrock Capital Group and Redrock Capital Ventures, Ltd., or any of their respective subsidiaries.

o

Except for default interest, interest on the unpaid balance accrues at the rate of 6% payable on the Maturity Date,

o

Hua Hui at its option may convert the Convertible Note to common stock of the Company at a conversion price of RMB0.11

o

If there is a default in the payment after a Qualified Funding, then default interest will accrue on the amount of the Qualified Funding a rate of one percent (1%) per day until paid.

We continue to experience significant losses from operations. We are uncertain as to when we will achieve profitable operations. We have an immediate need for capital to conduct our ongoing operations and to advance the planned venture investment strategy. Our independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements regarding concerns about our ability to continue as a going concern. As of September 30,

2010, we had working capital deficiency of $(2,337,320), we had a net loss of $10,086,421 and an accumulated deficit of $100,423,447. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We expect that the total costs for the Company’s branded Artslux products and services will be approximately $250,000 for the next 12 months of operations. Of the $250,000 amount, it is estimated that $190,000 will be allocated to cost of sales and $60,000 will be allocated to G&A for expenses including marketing and logistics for services, rent, salaries, office expenses, and miscellaneous expenses. The Company expects that a substantial portion of the required costs will funded by the Redrock Land loan. We expect that revenues from our marketing efforts will commence in the first and second quarter of 2011, and that such revenues, along with the Redrock Land loan, will enable the Company to fund this aspect of its operations for the next 12 months.

We expect that the total costs for the company’s product and services design and development division will be approximately $570,000 over the next 12 months of operations. Of the $570,000 amount, it is estimated that $170,000 will be allocated to cost of sales, which includes mainly design and development costs and third party outsourcing costs, etc, while $400,000 will be attributed to G&A for marketing, staff, rent, among other items. The Company plans to initially fund a portion of the required expenses through the Redrock Land loan, with the remainder of the required capital for the business expected to come from a combination of revenues from operations and from a planned round of fundraising from third parties. We expect to undertake a fundraising effort in the first and second calendar quarter of 2011. At the current time, we have no commitments from any third party in respect of the proposed fundraising effort.

We expect that the total costs for the ArtChina art related marketing and product design business will be approximately $820,000 for the next 12 months of operations. Of the $820,000 amount, $360,000 will be allocated to cost of sales which includes government lobbying, and professional services fees for feasibility reports and concept designer, $460,000 will be allocated to selling expenses including marketing and sales, and general and administrative expenses including rent, and salaries, among other costs. The Company expects the required capital for this business to come from a planned round of fundraising from third parties which we expect to undertake in the first or second calendar quarter of 2011. At the current time, we have no commitments from any third party in respect of the proposed fundraising effort. Prior to such fundraising, the Company may develop the initial aspects of its business using funds from the Redrock Land loan, and from revenues generated from other business to the extent that such revenues are available.

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

Contractual Obligations

The majority of our operations are in China, where we have leased an office in Beijing. Our Beijing office consists of 90 square meters. The lease extends for a period of three years terminating on July 31, 2011. Our annual rent is $33,045. We believe that our existing facilities are adequate to meet our current requirements, and that future growth can be accommodated by leasing additional or alternative space.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2010, FASB issued ASU No. 2010-09 “Subsequent Events” (“ASC Topic 855”) which removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This amendment shall be applied prospectively for interim or annual financial periods ending after June 15, 2010. The Company does not believe the adoption will have a material effect on the Company’s consolidated financial statements.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (ACS Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•

A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•

In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•

For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•

A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. This guidance was effective from our second quarter ended March 31, 2010.

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

Application of Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the year ended September 30, 2010. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period.

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

Revenue Recognition

We generate revenue through consulting services and recognize such revenues from consulting services in accordance with ASC No. 605, “Revenue Recognition,” when all of the following conditions exist: persuasive evidence of an arrangement exists in the form of providing consulting services; or services have been rendered; the Company’s consulting fee received from the clients is fixed or determinable pursuant to the terms of the consulting agreement

Income Taxes

We account for income taxes under the provisions of ASC No. 740 , “Accounting for Income Taxes,” as described in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2010. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive income.

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

Item 9. Changes In and Disagreements with Accountings on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, we concluded that, because of the material weaknesses described below, as of September 30, 2010, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of September 30, 2010 was not effective. Management identified the following material weaknesses as of September 30, 2010:

•

Lack of Internal Audit Function - We lack qualified resources to perform our internal audit functions properly. In addition, we have not yet fully developed the scope and effectiveness of our internal audit function.

•

Insufficient U.S. GAAP Accounting Skills and Experience - We found that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

At the present time, we are currently developing our art related business. Thus, our current operations and financial transactions are limited. At such time as business develops, we intend to hire additional personnel with sufficient US GAAP Accounting Skills and Experience to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations. In addition, as the Company’s business develops, it also will begin searching and negotiating with several qualified candidates to serve as the audit committee members so as to establish an audit committee within the Board of Directors of the Company.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management remains committed to improving its internal control over financial reporting and will continue to work to put effective controls in place.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

Other than described abovethere were no changes in our internal controls over financial reporting during  our fiscal year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive officers and Corporate Governance

The following table sets forth the name, age, position and term of office for each our executive officers and directors.

NAME	AGE	POSITION	DATE POSITION FIRST HELD

Wang Yihan	34	Chairman, Chief Executive Officer and Director	March 31st, 2010
Carla Zhou	37	Chief Financial Officer and Director	April 21st, 2009
Ficher Yu	30	Vice Acting President and Director	March 31st, 2010

Set forth below is certain biographical information regarding each of our executive officers and directors:

Ms. Wang Yihan, Chairman, Chief Executive Officer and Director.

Since 2005, Ms. Wang Yihan has served as the sole director of CIGE. In addition, for the last seven years she has been the managing director of the China International Gallery Exposition, China’s largest art fair. From 2002 to 2005, Ms. Wang served as the general manager of Beijing Suoka Art Center, a well known Chinese modern art gallery. Ms. Wang holds a B.A in Art from the Anhui Normal University, Anhui Province, China.

Ms. Carla Zhou, Director, Chief Financial Officer.

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

Mr. Ficher Yu, Director, Vice Acting President.

Mr. Ficher Yu is a highly experience sales and marketing professional who has been serving as vice president of Sun Marketing Group Limited since January 2010. From June 2008 to January 2010, Mr. Yu served as the Vice President of Sun Media Group Limited., the parent company of Sun Media Investment Holdings Limited, which is one of our largest shareholders. From 2005 to June 2008, Mr. Yu served as the sales director of Asia Premium Television Group Inc. Before 2005 he served as a sales manager for the German based Vaillant Group.

Term of Office, Arrangements and Related Matters

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

There have been no material changes to the procedures by which security holders may recommend nominees to the small business issuer's board of directors

Board of Director Governance

Our Board of Directors consists of Ms. Wang Yihan, Ms. Carla Zhou, and Mr. Ficher Yu, and none of the members have been determined by us to be independent directors within the meaning of the independent director guidelines of the New York Stock Exchange Rules. We do not have a nominating, compensation or audit committee or committees performing similar functions nor a written nominating, compensation or audit committee charter due to the limited size of our Board of Directors. As a result, the entire Board of Directors reviews executive compensation, audit, and nominating decisions. Due to our limited capital resources, we did not maintain an audit committee financial expert.

Item 11. Executive Compensation

Summary of Compensation of Executive Officers

The following table sets forth certain summary information with respect to the compensation paid to our chief executive officer, and chief financial officers for the last two fiscal years ended September 30, 2010 and 2009, respectively. Other than as listed below, the Company had no executive officers serving in such capacity at September 30, 2010 whose total compensation exceeded $100,000.

SUMMARY COMPENSATION

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dr. Bruno Wu, former Chairman and Chief Executive Officer (1)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ren Huiliang, former Chief Executive Officer (2)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Menghua Liu, former Chairman Chief Executive Officer (3)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	0
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	0
Carla Zhou, Chief Financial Officer (4)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	0
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	0
Wang Yihan, Chairman and Chief Executive Officer (5)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	0

(1) On October 1, 2006, we entered into a one-year employment contract with Dr. Bruno Wu to serve as our Chief Executive Officer. Pursuant to the agreement, Dr. Wu received a monthly salary of $27,277 until he resigned in this capacity in February 2007. In February 2007, the Company entered into an agreement with Dr. Wu to serve as our Chairman. Pursuant to this agreement, Dr. Wu agreed not to receive compensation for his services to the Company. Dr. Wu ceased to be our Chairman on April 20, 2009.

(2) Mr. Ren Huiliang was our Chief Executive Officer and acting Chief Financial Officer from February 26, 2007 to April 20, 2009.

(3) Mr. Menghua Liu served as our Chairman, Chief Executive Officer and director from August 7, 2009 until March 31, 2010. The Company and Mr. Liu reached an oral agreement pursuant to which Mr. Liu agreed to receive an annual salary of $50,000 per annum for fiscal years 2009, pro rated, and 2010, however, for fiscal years 2009 and 2010, Mr. Liu agreed to waive his salary.

(4) Ms. Carla Zhou has served as our Chief Financial Officer since April 21, 2009. The Company and Ms. Zhou have reached an oral agreement pursuant to which Ms. Zhou will received an annual salary of $7,000 per annum for fiscal years 2009 and 2010, however, for fiscal year 2009 and 2010, Ms. Zhou has agreed to waive her salary.

(5) Ms. Wang Yihan has served as our Chairman, Chief Executive Officer and director since March 31, 2010. The Company and Ms Wang have reached an oral agreement pursuant to which Ms Wang will received an annual salary of $50,000 per annum for fiscal years 2010, pro rated, and 2011, however, for fiscal year 2010 and tentatively for 2011, Ms. Wang has agreed to waive her salary. Except as stated above, for the fiscal period ending September 30, 2010, we had no employment agreements, arrangements, or obligations with our officers, and we do not have any other form of compensation payable to our officers or directors, including any stock option plans, stock appreciation rights, retirement plans, or long term incentive plans.

Compensation of Directors

The Company did not pay any compensation to any of our directors for their services during the fiscal year ended September 30, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of September 30, 2010, the number and percentage of the 268,204,734 outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

		AMOUNT AND
		NATURE OF
TITLE OF	NAME AND ADDRESS OF	BENEFICIAL	PERCENT OF
CLASS	BENEFICIAL OWNER	OWNERSHIP(1)	CLASS(1)

Common Stock	Carla Zhou (2)	1,000	0
	Oriental Plaza Bldg. W3, Twelfth Floor, 1 East Chang’an Avenue, Dongcheng District, Beijing, 100738 PRC

Common Stock	Wang Yihan (3)	75,000,000	27.96%
	Oriental Plaza Bldg. W3, Twelfth Floor, 1 East Chang’an Avenue, Dongcheng District, Beijing, 100738 PRC

Common Stock	Ficher Yu (4)	0	0
	Oriental Plaza Bldg. W3, Twelfth Floor, 1 East Chang’an Avenue, Dongcheng District, Beijing, 100738 PRC

Common Stock	Redrock Capital Venture Limited	103,000,000	38.40%
	Oriental Plaza Bldg. W3, Twelfth Floor, 1 East Chang’an Avenue, Dongcheng District, Beijing, 100738 PRC

Common Stock	Yang Lan (5)	13,961,526	5.20%
	Oriental Plaza Bldg. W3, Twelfth Floor, 1 East Chang’an Avenue, Dongcheng District, Beijing, 100738 PRC

Common Stock	Officer and Directors as a Group: 3 persons	75,001,000	27.96%

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

(2)

Carla Zhou is the Chief Financial Officer of the Company.

(3)

Wang Yihan is the Chairman and Chief Executive Officer of the company

(4)

Ficher Yu is a Director of the Company.

(5)

Represents 11,781,526 shares held by Sun Media Investment Holdings Limited (“SMIH”), 2,000,000 shares held by Sun Cultural Foundation (“SCF”) and 180,000 shares held by Ms. Yang Lan. Ms. Yang is the majority stockholder of Redrock , SMIH and SCF.

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

On March 31, 2010, the company entered into an Asset Exchange and Subscription Agreement with Miss Wang Yihan and Beijing Chinese Art Exposition's Media Co., Ltd. (“CIGE”), a leading Chinese art services, events and media company located in Beijing, China. Ms. Wang is the sole shareholder of CIGE. The agreement was amended on May 10, 2010 but effective March 31, 2010. Under the amended agreement we agreed to sell directly to Ms. Wang the following assets

(“Transferred Assets”): 1) 100% of the shares of William Brand Administer Ltd; 100% of the shares of Credit Network 114 Limited, a BVI registered company and a wholly owned subsidiary of NextMart; 2) 100% of NextMart’s 60% shareholdings in Wuxi Sun Network Technology Ltd., a PRC registered company; 3) 100% of NextMart’s 80% shareholdings in Naixiu Exhibition Ltd., a PRC registered company; 4) the net assets of NextMart’s 100% owned subsidiary Cancer Institute of China Ltd (a BVI registered company) and its 100% owned subsidiary China Cancer Institute Ltd. (a PRC registered company). The net assets being sold do not include the subsidiaries cash, office furniture and equipment, and third party creditor’s rights and third party debts, which shall remain the subsidiary’s property and 5) any other net assets and liabilities belonging to NextMart, with the exception of its 3,000 shares of China Grand Resorts Inc. common stock and its remaining liability under the convertible note settlement agreement. In exchange for the Transferred Assets, Ms. Wang agreed to transfer to NextMart certain land usage rights for commercial real estate property within 24 months from date of the amended agreement. The value of the land use rights will be determined by an appraisal conducted by a licensed third party appraiser acceptable to both parties. In the event Ms. Wang fails to provide land usage rights for adequate real estate property within the 24 month period, she is obligated to provide NextMart with equivalent common stock of a publicly traded company acceptable to NextMart. On this same date, Ms. Wang became our Chairman and Chief Executive Officer.

As consideration for the transfer of the above described assets, Ms. Wang agreed to transfer to NextMart certain land use rights for commercial real estate property within 24 months from date of the amended agreement. The value of the land use rights will be determined by an appraisal conducted by a licensed third party appraiser acceptable to both parties. In the PRC, there is no private land ownership. Rather, land in the PRC is owned by the government and cannot be sold to any individual or entity. The government grants or allocates landholders a “land use right,” which is sometimes referred to informally as land ownership. Land use rights are granted for specific purposes and for limited periods. Each period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

In the event Ms. Wang fails to provide land use rights for adequate real estate property within the 24 month period, she is obligated to provide NextMart with common stock of a publicly traded company acceptable to NextMart.

On June 22, 2010, the Company entered into an asset acquisition agreement (the “Acquisition Agreement”) with CIGE and Ms. Wang, the sole owner and director of CIGE who is also our Chairman and CEO. Under the terms of the Acquisition Agreement, NextMart is going to acquire from CIGE the below described Assets for an agreed price of $750,000 (the “Consideration”). NextMart paid the Consideration and issued to Ms. Wang Yihan 75,000,000 shares of its common stock on July 8, 2010. As a result of this transaction, Ms. Wang is NextMart’s second largest shareholder with a 27.96% ownership of the company.

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

Our Board of Directors consists of Ms. Wang Yihan, Ms. Carla Zhou, and Mr. Ficher Yu, and none of the members have been determined by us to be independent directors within the meaning of the independent director guidelines of the New York Stock Exchange Rules. We do not have a nominating, compensation or audit committee or committees performing similar functions nor a written nominating, compensation or audit committee charter due to the limited size of our Board of Directors. As a result, the entire Board of Directors reviews executive compensation, audit, and nominating decisions.

We owe $173,190 and $ 620,581 to Redrock Thinktank (Group) Limited, an affiliate of our largest shareholder, and Dr Bruno Wu, our former Chairman and husband of our largest shareholder. The amounts are due on demand after one-year and bear no interest. The amounts due to Redrock Thinktank (Group) Limited and Dr.Wu were mainly used to make payments during 2010 to investors who originally held our convertible notes (See Note 5).

Item 14. Principal Accountant Fees and Services

During the fiscal years ended September 30, 2010 and September 30, 2009, Bernstein & Pinchuk LLP provided audit services to us as follows:

	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2010	September 30, 2009
Audit Fees	$55,000	$55,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$55,000	$55,000

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

NEXTMART, INC.
By:	/s/ Wang Yihan
Wang Yihan, Chief Executive Officer and Chairman
Date: January 13, 2011

/s/ Carla Zhou Carla Zhou, Chief Financial Officer Date: January , 2010
Date: January 13, 2011

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wang Yihan Wang Yihan, Chairman and Director Date: January 13, 2011	By:	/s/ Carla Zhou Carla Zhou, Director Date: January 13, 2011

By:	/s/ Ficher Yu Ficher Yu, Director Date: January 13, 2011

NEXTMART, INC.

AND SUBSIDIARIES

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS

PAGES	F-6	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NextMart, Inc.

We have audited the accompanying consolidated balance sheets of Nextmart, Inc (“the Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, change in stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended September 30, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the two-year period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 15, the Company has incurred significant losses from operations for the two years ended September 30, 2010 and has a working capital deficiency.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 15.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of September 30, 2010, the Company is in default under its convertible debt settlement agreement; as of this report date, the Company is in default of its amendment on convertible debt settlement agreement signed on October 22, 2010 (See Note 5).

/s/ Bernstein & Pinchuk LLP

New York, NY

January 13, 2011

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,912	$34,958
Marketable securities	900	12,000
Other receivables, net of allowance for doubtful accounts	-	8,503
Amount due from related parties	-	49,072
Current assets held for sale	981,699	-
Total Current Assets	995,511	104,533

Property, plant and equipment, net	-	7,354
Long-term assets held for sale	379,596	-
TOTAL ASSETS	$1,375,107	$111,887

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Other payables and accrued expenses	$1,139,803	$1,791,421
Amount due to stockholders	145,562	440,786
Amount due to related parties	795,996	-
Current liabilities held for sale	1,251,470	-
Total Current Liabilities	3,332,831	2,232,207

Convertible notes, net of discount	283,873	-
Total Liabilities	3,616,704	2,232,207
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: authorized 250,000,000 shares, par value US$0.01; none issued	-	-
Common stock: authorized 750,000,000 and 500,000,000 shares, par value US$0.01; 268,204,734 ,and 443,204,734 shares issued and outstanding at September 30, 2010 and 2009, respectively	2,682,047	4,432,047
Reserved to be issued 53,029 shares	530	530
Additional paid-in capital	96,160,949	89,720,850
Subscription receivable	(750,000)	-
Accumulated deficit	(100,423,447)	(96,387,017)
Accumulated other comprehensive loss-unrealized loss on marketable securities	(119,100)	(108,000)
Accumulated other comprehensive loss- foreign currency fluctuation	207,424	221,270
Total Stockholders' Deficit	(2,241,597)	(2,120,320)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,375,107	$111,887

See notes to consolidated financial statements

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
	Year ended September 30,
	2010	2009
CONTINUING OPERATIONS
Revenue	$-	$98,852
Cost of revenue	-	20,675
GROSS MARGIN	-	78,177

OPERATING EXPENSES
General and administrative expenses	118,904	473,041
Consulting and professional expenses	127,583	336,211
	246,487	809,252
LOSS FROM OPERATIONS	(246,487)	(731,075)

OTHER INCOME/(EXPENSES)
Interest expense	(17,999)	(420,405)
Amortization of discount on convertible note	(26,395)	(71,483)
Other expenses	-	(610,313)
Loss on early extinguishment of debt	-	(428,896)
Gain (loss) on disposal of assets	166	(488,448)
Foreign currency transaction gain	32	-
	(44,196)	(2,019,545)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	(290,683)	(2,750,620)
Income tax expense	-	-
LOSS FROM CONTINUING OPERATIONS	(290,683)	(2,750,620)

DISCONTINUED OPERATIONS
Loss from held for sale operations	(353,172)	(580,978)
Impairment loss of assets and liabilities held for sale	(9,442,566)	-
Loss on disposal of discontinued operations	-	(5,561,542)
LOSS FROM DISCONTINUING OPERATIONS	(9,795,738)	(6,142,520)
NET LOSS	$(10,086,421)	$(8,893,140)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized (loss) gain on investment	(11,100)	2,053,519
Foreign currency translation adjustment	(13,846)	525,774
TOTAL COMPREHENSIVE LOSS	$(10,111,367)	$(6,313,847)
Weighted average number of common shares outstanding – basic and diluted	328,478,707	148,175,567
Loss per share from continuing operations-basic and diluted	$(0.001)	$(0.019)
Loss per share from held for sale operations – basic and diluted	$(0.030)	$(0.041)
Loss per share from continuing operations and held for sale operations – basic and diluted	$(0.031)	$(0.060)

See notes to consolidated financial statements

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Shares						Accumulated Other Comprehensive Loss			Total
					Additional
	Issued		Reserved & To Be Issued		Paid-in	Subscription	Accumulated	Marketable	Foreign Currency	Stockholders’
	No. of Shares	Amount	No. of Shares	Amount	Capital	Receivable	Deficit	Securities	Fluctuation	Equity (Deficiency)
		US$		US$	US$	US$	US$	US$	US$	US$
Balance, September 30, 2008	90,204,734	902,047	53,029	530	95,337,626	-	(87,493,877)	(2,161,519)	(304,504)	6,280,303
Issuance of common stock for Senior Notes Conversion	103,000,000	1,030,000	-	-	500,000	-	-	-	-	1,530,000
Issuance of shares for development rights	250,000,000	2,500,000	-	-	(6,116,776)	-	-	-	-	(3,616,776)
Net loss for the period	-	-	-	-	-	-	(8,893,140)	-	-	(8,893,140)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	525,774	525,774
Realized loss on previously unrealized marketable securities	-	-	-	-	-	-	-	2,053,519	-	2,053,519
Balance, September 30, 2009	443,204,734	4,432,047	53,029	530	89,720,850	-	(96,387,017)	(108,000)	221,270	(2,120,320)
Termination the transaction with Hua Hui occurred in 2009	(250,000,000)	(2,500,000)	-	-	6,360,914	-	6,049,991	-	-	9,910,905
Issuance of common stock for intangible assets	75,000,000	750,000	-	-	-	-	-	-	-	750,000
Subscription receivable	-	-	-	-	-	(750,000)	-	-	-	(750,000)
Net loss for the period	-	-	-	-	-	-	(10,086,421)	-	-	(10,086,421)
Beneficial conversion feature in connection Hua Hui convertible note	-	-	-	-	79,185	-	-	-	-	79,185
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(13,846)	(13,846)
Unrealized loss on marketable securities	-	-	-	-	-	-	-	(11,100)	-	(11,100)
Balance, September 30, 2010	268,204,734	2,682,047	53,029	530	96,160,949	(750,000)	(100,423,447)	(119,100)	207,424	(2,241,597)

See notes to consolidated financial statements

NEXTMART, INC.AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations
Net loss	$(290,683)	$(2,750,620)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	194	191,937
Loss on earlier extinguishment of debt	-	428,896
Interest expense	17,999	420,000
Amortization of discount on convertible note	26,395	-
Gain on disposal of fixed assets	(166)	488,448
Other expense	-	610,126
Change in operating assets and liabilities
Accounts receivable & other receivables	8,503	(8,503)
Accounts payable , other payables & accruals	(81,295)	(49,950)
Amount due from related parties	-	(49,072)
Amount due to related parties	-	(27,186)
Net Cash Used in Continuing Operating Activities	(319,053)	(745,924)
Discontinued Operations
Net loss	(9,795,738)	(6,142,520)
Adjustments to reconcile net loss to net cash used in operating activities :
Held for sale operations	353,127	206,402
Loss/(gain) on disposal of assets and discontinued operations	9,442,566	5,561,542
Change in operating assets and liabilities
Accounts payable , other payables & accruals	(336)	-
Net Cash Used in Discontinued Operating Activities	(381)	(374,576)
Net Cash Used in Operating Activities	(319,434)	(1,120,500)
CASH FLOWS FROM INVESTING ACTIVITIES :
Continuing Operations
Acquisition of plant and equipment	-	(2,059)
Amounts collected from related parties	49,072	-
Net Cash Provided by (Used in) Investing Activities	49,072	(2,059)

CASH FLOWS FROM FINANCING ACTIVITIES :
Continuing Operations
Loans from stockholders	53,116	1,471,460
Payment to the original convertible note holders	(582,000)	(400,000)
Amount due to related parties	795,996	-
Net Cash Provided by Financing Activities	267,112	1,071,460
Effect of exchange rate fluctuations on cash and cash equivalents	(18,796)	25,774
Net (Decrease) in Cash and Cash Equivalents	(22,046)	(25,325)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	34,958	60,283
CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,912	$34,958

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Noncash Investing and Financing Actives
Common stock issued for consideration paid to shareholder for intangible assets	$750,000	$-

Converted loan from Hua Hui to convertible notes	$283,873	$-
Stockholder loan converted to common stock	$-	$1,500,000
Issued common stock to exchange the commercial right from Hua Hui (See Note 14)	$-	$2,500,000
Rescinded common stock issued to Hua Hui	$(2,500,000)	$-

See notes to consolidated financial statements

NEXTMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPERTEMBER 30, 2010

NOTE 1 —NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NextMart, Inc. (herein referred to as “NextMart”, “we” or the “Company”) was originally incorporated under the laws of Minnesota in 1972 and was previously known as SE Global Equity. In September 2005, the Company acquired 100% of the issued and outstanding share capital of Sun New Media Group Limited and changed the company name to Sun New Media, Inc. In May 2007, the Company reincorporated into the State of Delaware and changed our name to NextMart, Inc.

On March 3, 2010, the Company entered into a transaction termination agreement with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”), wherein both companies agreed to terminate and rescind the subscription and asset sale agreement previously entered into by the parties on August 1, 2009 (the “Original Agreement”). All considerations received by each party under the Original Agreement were returned to the issuing party.

On March 31, 2010, NextMart entered into an asset exchange and subscription agreement with Ms. Wang Yihan (“Ms. Wang”) and Beijing Chinese Art Exposition's Media Co., Ltd. (“CIGE”), a leading Chinese art services, events media company located in Beijing, China. Ms. Wang is the sole shareholder of CIGE. The agreement was effective March 31, 2010 and was amended on May 10, 2010. Under the amended agreement NextMart agreed to sell directly to Ms. Wang the following assets (“Transferred Assets”) (See Note 13): 1) 100% of the shares of William Brand Administer Ltd, a BVI registered company and a wholly owned subsidiary of NextMart; 100% of the shares of Credit Network 114 Limited, a BVI registered company and a wholly owned subsidiary of NextMart; 2) 100% of NextMart’s 60% shareholdings in Wuxi Sun Network Technology Ltd., a PRC registered company; 3) 100% of NextMart’s 80% shareholdings in Naixiu Exhibition Ltd., a PRC registered company; 4) the net assets of NextMart’s 100% owned subsidiary Cancer Institute of China Ltd (a BVI registered company) and its wholly owned subsidiary China Cancer Institute Beijing Ltd. (a PRC registered company). The net assets being sold do not include the subsidiaries’ cash, office furniture and equipment, and third party creditor’s rights and third party debts, which shall remain as the subsidiaries’ property and 5) any other net assets and liabilities belonging to NextMart, with the exception of its 3,000 shares of China Grand Resorts Inc. common stock and its remaining liability under the convertible bond settlement agreement.

In exchange for the Transferred Assets, Ms. Wang agreed to transfer to NextMart certain land use rights for commercial real estate property within 24 months from date of the amended agreement. The value of the land use rights will be determined by an appraisal conducted by a licensed third party appraiser acceptable to both parties. In the PRC, there is no private land ownership. Rather, land in the PRC is owned by the government and cannot be sold to any individual or entity. The government grants or allocates landholders a “land use right,” which is sometimes referred to informally as land ownership. Land use rights are granted for specific purposes and for limited periods. Land use right, or land ownership may be renewed at the expiration of the initial term and subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. In the event Ms. Wang fails to provide land use rights for adequate real estate property within the 24 month period, she is obligated to provide NextMart with common stock of a publicly traded company acceptable to NextMart of equivalent amount.

On June 22, 2010, the Company entered into an asset acquisition agreement (the “Acquisition Agreement”) with CIGE and its sole owner and director Ms. Wang, who is also NextMart’s Chairman and CEO. Under the terms of the Acquisition Agreement, NextMart is going to acquire from CIGE the below described Assets for an agreed price of $750,000 (the “Consideration”). NextMart paid the Consideration by issuing 75,000,000 shares of its common stock to Ms. Wang. As a result of this transaction, Ms. Wang became NextMart’s second largest shareholder with a 27.96% ownership of the Company.

Under the terms of the Acquisition Agreement, NextMart acquired the following assets (the “Assets”):

1)

 ownership of CIGE’s 10,000 member consumer database,

2)

 exclusive ownership of all advertising space for every art exhibition event held by CIGE in greater China (including Hong Kong and Macao, and Taiwan) for the next 30 years, and

3)

 exclusive ownership of the "Gallery Guide" magazine brand name and all gross revenues generated by the magazine publication for the next 30 years, including but not limited to advertising revenue and sponsorship revenue.

The agreement further provides that if for any reason or under any circumstance during the next 30 years CIGE ceases holding any of its exhibitions or ceases publishing the Gallery Guide, NextMart shall have the right to buy those exhibitions and “Gallery Guide” brand name for the price of $1 each from CIGE.

As a result, NextMart’s planned business operations for 2011 will consists of 1) the sale of marketing solutions through art events and art media marketing channels, and 2) the design and marketing of art-themed products lines for existing luxury and high-end goods and services, and art themed real estate developments.

On June 22, 2010, NextMart also entered into strategic cooperative agreements (“Strategic Agreements”) with its shareholder Sun Media Investment Holdings Ltd. (“SMIH”) and with Redrock Land Investment Ltd. (“Redrock Land”), an affiliate of the Company’s major shareholder Redrock Capital Venture Ltd. (“Redrock”).

Under the Strategic Agreements, Redrock Land will provide NextMart a $1,000,000 interest free, unsecured loan in 12 months. Any amounts loaned will be due on demand any time after the first anniversary of the loan. As of September 30, 2010, the loan has not been provided to the Company. Redrock Land also agreed that within the next 24 months, it will partner with NextMart on three of its real estate development projects that are art related.  For each such project, NextMart will act as the project’s concept, marketing, and sales consultant. Redrock Land is a BVI registered company engaged in land investment and development in China and it typically co-invests with real estate developers to acquire land and launch development projects. As part of its cooperation with NextMart, Redrock Land will secure land and developing partners for three art related developments for which NextMart will provide consulting service to the developers. Under the Strategic Agreements, SMIH has agreed to provide NextMart with approximately $6,000,000 worth of advertising space over the next five years in various media outlets owned by it or its affiliates. The $6,000,000 worth of advertising space will be allocated to NextMart such that every year for 5 succeeding years. NextMart will have access to $1,200,000 in advertising space in various print magazines and online websites and e-magazines owned by SMIH or its affiliates each year. Such advertising space will be subject to availability and market prices, and the Company intends to limit the use of the advertising space to market its Artslux products. As of September 30, 2010, no advertising space has yet to be allocated to NextMart.

NOTE 2 —SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries named Cancer Institute of China Ltd. and China Cancer Institute Beijing Ltd. All significant inter-company accounts and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash and cash equivalents.

Financial instruments

The Company’s financial instruments include cash and cash equivalents, other receivables, marketable securities, and due to shareholders, due to related parties, other payables. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of the instruments.

Fair value measurements

The Company applies the provisions of ASC Subtopic 820-10, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC Subtopic 820-10 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

ASC Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Subtopic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Subtopic 820-10 establishes three levels of inputs that may be used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company’s financial instruments consist of cash, other receivables, marketable securities, other payables, amounts due to related parties and amounts due to shareholders.  Other receivable and notes receivable are carried at estimated net realizable values net of provisions for uncollectible amounts. Uncollectible accounts are charged off when determined to be unrecoverable. Marketable securities are carried at market value with any unrealized gain or loss is recorded in comprehensive income or loss. The carrying values of the remaining financial instruments reflected in these financial statements approximate their fair values due to the short-term maturity of the instruments.

Impairment of Long-lived Assets

The Company assesses the carrying value of long-lived assets in accordance with ASC No. 360, accounting for the Impairment or Disposal of Long-lived Assets. Factors considered important which could trigger this review include a significant decrease in operating results, a significant change in its use of assets, competitive factors, strategy of its business, and significant negative industry or economic trends. The company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on the reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.  When the Company determines that the carrying value of long-lived assets may not be recoverable based on as assessment of future cash flows from the use of those assets, an impairment charge to record the assets at fair value may be recorded. Impairment is measured based on fair values utilizing estimated discounted cash flow, published thirty-party sources, and third-party offers.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with ASC No. 220, “Reporting Comprehensive Income (Loss). The comprehensive loss for the Company includes currency translation adjustments and unrealized loss on marketable securities.

Plant and equipment

Plant and equipment are stated at cost, net of depreciation.  Depreciation is computed primarily on the straight-line method for financial reporting purposes over the following estimated useful lives:

Years
Computer software	3 - 5

Revenue recognition

We generate revenue through the performance of consulting services during the fiscal year ended September 30, 2009. We recognize revenues from consulting services in accordance with ASC No. 605, when all of the following conditions exist: persuasive evidence of an arrangement exists in the form of providing consulting services; or services have been rendered; the Company’s consulting fee received from the clients is fixed or determinable pursuant to the terms of the consulting agreement and is probable to be collected.

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

Compensation of Directors

The Company did not pay any compensation to any of our directors for their services during the fiscal year ended September 30, 2010 and 2009.

Other receivables and allowances for Doubtful Accounts

The Company performs ongoing credit evaluations of its debtor to minimize credit risk. The allowance for doubtful accounts is based on management’s estimates of the collectability of its receivable after analyzing historical bad debts, debtor credit worthiness, and current economic trends. Specifically, the Company reviews the aged other receivables listing for balances that are specifically identifiable as credit risks or uncollectible, and may use its judgment for calculation of allowances for doubtful accounts. There was no significant allowance for doubtful accounts at September 30, 2010 and 2009.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. As the Company has a loss, presenting diluted net earnings (loss) per share is considered anti-dilutive and not included in the statement of operations.

Foreign currency translation

The financial statements are presented in United States dollars. In accordance with ASC No. 830 (formerly SFAS No. 52), “Foreign Currency Translation”, since the functional currency of the Company is Renminbi (RMB), the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars (USD). Monetary assets and liabilities are translated using the foreign rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any translation gain or loss incurred is reported in the consolidated statement of operations.

         The exchange rates applied are as follows:

	2010	2009
RMB exchange rate at September 30,	6.6981	6.8176
Average RMB exchange rate for the year ended September 30,	6.8213	6.8435
HKD exchange rate at September 30,	7.7582	7.7504
Average HKD exchange rate for the year ended September 30,	7.7666	7.7529

Income taxes

The Company follows the liability method of accounting for income taxes in accordance with ASC No. 740. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The tax loss arising from PRC can be carried forward for five years. Agreed tax losses by respective local tax authorities can be offset against future taxable profits of the respective companies. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.  There were no income tax expenses for the two years ended September 30, 2010 and 2009.

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

Convertible Notes and Notes Issued with Stock Warrants

The Company accounts for convertible notes and notes issued with stock warrants in accordance with ASC 470-20, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The proceeds from the issuance of convertible notes are allocated between the debt and the equity. The Company booked a discount on convertible notes for the conversion feature of the notes and warrants and is amortizing the discount over the life of the debt.

Reclassification

The comparative figures have been reclassified to conform to current year presentation.

Recently Issued Accounting Pronouncements

In February 2010, FASB issued ASU No. 2010-09 “Subsequent Events” (“ASC Topic 855”) which removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This amendment shall be applied prospectively for interim or annual financial periods ending after June 15, 2010. The Company does not believe the adoption will have a material effect on the Company’s consolidated financial statements.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (ACS Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•

A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•

In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•

For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•

A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. This guidance was effective from our second quarter ended March 31, 2010.

NOTE 3 — MARKETABLE SECURITIES

Marketable securities are considered as available for sale and are recorded at market value. The marketable securities are summarized as follow:

	September 30, 2010		September 30, 2009
	Number of shares	Amount	Number of shares	Amount

China Grand Resorts, Inc.	3,000	$120,000	60,000	$120,000
Unrealized loss		(111,100)		(108,000)
Net balance		$900		$12,000

As of September 30, 2010, the Company holds 3,000 shares of China Grand Resorts, Inc. (OTC BB: CGND). The decrease from 60,000 to 3,000 shares of common stock held reflects a 1-for-20 reverse split of the issued and outstanding common stock of China Grand Resorts, Inc. occurred in December 2009.

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT, NET

The following is a summary of property, plant and equipment, at cost, less accumulated depreciation:

Property, plant and equipment are summarized as follows:

	September 30, 2010	September 30, 2009
Cost
Computer Software	$-	$9,224

Less: accumulated amortization	-	1,870

Net	$-	$7,354

For the years ended September 30, 2010 and 2009, depreciation expense was $194 and $454, respectively.

NOTE 5 — OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follows:

	September 30,
	2010	2009

Other payables- payable to the creditors who originally held our convertible notes	$1,128,126	$1,710,126
Accruals	-	55,000
Other payables	11,677	26,295
	$1,139,803	$1,791,421

On March 22, 2007, NextMart Inc. executed a subscription agreement with certain accredited investors, including Professional Offshore Opportunity Fund Ltd, pursuant to the subscription agreement, the Company agreed to issue a principal amount worth $1,500,000 in senior convertible promissory notes and warrants to purchase shares of our common stock. The financing was closed on March 29, 2007. The aggregate gross proceeds from the sale of the notes and warrants were $1,500,000.  The convertible notes were due three years from the date of issuance. We prepaid all interest due under the convertible notes through the issuance of 1.5 million shares of our common stock.  The notes were initially convertible into our common shares at a conversion price of $1.00 per share.  After the occurrence of an event of default under the notes, the conversion price adjusts to eighty percent (80%) of the volume weighted average price of our common shares for the five trading days prior to a conversion date.

On February 6, 2009, we closed a Convertible Debt Settlement Agreement with these accredited investors (“Settlement Agreement”) pursuant to which we have re-purchased all of the outstanding senior convertible notes. Under the Settlement Agreement, in exchange for canceling the senior convertible promissory notes and underlying agreements, we agreed to pay back the principal amount of the notes of $1,500,000 and $610,126 in interest and default penalties. We paid $250,000 of the $1,500,000 in the principal amount at closing, and are obligated to pay $250,000 every 90 days from closing until the principal is paid in full. In addition to the payment made at closing, we made principal payments of $250,000 and $150,000 during fiscal year 2009. We also agreed to pay interest and penalties of $610,126 within 90 days from the closing. Payment of the interest and penalties of $610,126 may be in the form of common shares of CEC Unet Plc. (AIM: CECU) which we held on the agreement date or if the shares of CECU were not trading on the AIM Market, then in cash or cash equivalents.

During fiscal year 2010, we made $100,000, $250,000, $165,000 and $67,000 in principal payments. As we disposed our holdings of CECU shares in the CIGE transaction (See Note 14), we are now required to pay the $610,126 of interest and penalty due in cash or cash equivalents. As of September 30, 2010, we made payments of $982,000 in principal and have not paid any interest and default penalties. As of September 30, 2010, the remaining balance of the note is $1,128,126 which includes principal of $518,000 and interest and default penalties of $610,126. We are in default of the Settlement Agreement as of September 30, 2010.

In October 2010, the Company made another $1,000 in principal payments. On October 22, 2010, an amendment to convertible debt settlement agreement was made. Pursuant to such amendment, the Company is required to pay $500,000 no later than 5 business days following the execution of the amendment and the payment for the remaining balance of $627,126 is extended to March 1, 2011. The Company did not make the required principal payment and is in default of its required payment of $500,000 as of the date of this report.

NOTE 6— AMOUNT DUE TO STOCKHOLDERS

The amounts due to stockholders are summarized as follows:

	September 30,
	2010	2009

Redrock Capital Venture Limited	$145,562	$294,106
Beijing Hua Hui Hengye Investment Limited	-	146,680

	$145,562	$440,786

Commencing in June 2009, we received loans from Redrock Capital Venture Limited. As of September 30, 2010 and 2009, the amount due to Redrock is $145,562 and $294,106, respectively. These amounts are due on demand and bear no interest. The Company terminated the original transaction with Hua Hui on February 28, 2010, therefore, the common shares issued to Hua Hui have been cancelled and Hua Hui is no longer the shareholder of NextMart. The amount due to Huahui is transferred to Senior Convertible Notes pursuant to the liability settlement agreement signed between NXMR and Huahui on March 3, 2010 (See Note 7).

NOTE 7— CONVERTIBLE NOTES

On March 26, 2010, we completed a Convertible Debt Settlement Agreement with Hua Hui to convert RMB 2,255,000 (approximately $329,866) outstanding loans due to Hua Hui into a convertible promissory note with a principal amount of RMB 2,255,000 (approximately $336,663 as of September 30, 2010) and will due in 18 months since issued date. The convertible promissory is effective as of March 3, 2010 and has the following features:

•

The Convertible Note is subordinate to an outstanding Convertible Debt Settlement Agreement and is senior to all other current and future indebtedness of the Company.

•

If the Company has not affected a “Qualified Funding” (as defined below) prior to August 31, 2011, then the entire Principal Amount will be due and payable on August 31, 2011 (the "Maturity Date").

•

If the Company has affected a Qualified Funding prior to August 31, 2011, then (i) an amount equal to the Qualified Funding will be due and payable within five (5) working days from the closing of the funding, and (ii) any unpaid Principal Amount will be due and payable on the Maturity Date.

•

A Qualified Funding means any debt or equity funding received by the Borrower (after deducting all fees),

excluding any funding provided by Redrock Capital Group and Redrock Capital Ventures, Ltd., or any of their respective subsidiaries.

•

Except for default interest, interest on the unpaid balance accrues at the rate of 6% payable on the Maturity Date,

•

Hua Hui at its option may convert the Convertible Note to common stock of the Company at a conversion price of RMB0.11

•

If there is a default in the payment after a Qualified Funding, then default interest will accrue on the amount of the Qualified Funding a rate of one percent (1%) per day until paid.

As the market price of the common shares was higher than the conversion price at the date of issuance, the company recognized a beneficial conversion feature as a discount to the convertible note. The beneficial conversion feature discount needs to be amortized using the effective interest method over the life of the convertible note of 18 months. The Company credited $79,185 to additional paid-in capital and debited the same amount to the discount to the convertible note on March 26, 2010. The amortization of discount on convertible notes was $26,395 for the year ended September 30, 2010. The interest expense on the convertible note for the year ended September 30, 2010 is $11,677.

Convertible note as of September 30, 2010 consists of the following:

September 30, 2010
Face amount of convertible note payable	$336,663
Discount representing the beneficial conversion feature	(79,185)
Accumulated amortization of discount	26,395
$283,873

NOTE 8— INCOME TAXES

The Company is incorporated in the state of Delaware, United States and has operations in the P. R. China. The Company has incurred net accumulated operating losses and current operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2010.

Taxation in the British Virgin Islands

The British Virgin Islands currently does not levy taxes on individuals or corporations based upon profits, income, gains or appreciation. Cancer Institute of China Ltd. (formerly Sun New Media Group Limited) is a tax-exempted company incorporated in the British Virgin Islands.

Taxation in the P. R. China

The components of income before income taxes are as follows:

For the year ended
September 30, 2010

Loss in China operations	$134,259

Loss before taxes	$134,259
Income taxes subject to China operations	-
Effective tax rate for China operations	0%

Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries are generally subject to Enterprise Income Taxes, EIT, at a statutory rate of 25%. The subsidiaries are Foreign Investment Enterprises.  The Company believes that it is more likely than not that these losses would not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising as of September 30, 2010.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Commitments

We have entered into a building lease for our office located in Beijing. The lease is from September 27, 2010 to July 31, 2011. The lease expense for the year ended September 30, 2010 amounted to $12,148. Future minimum lease payments under non-cancellable operating lease agreements at September 30, 2010 were as follows:

Year ended	Amount
September 30, 2011	$27,041

NOTE 10 —STOCKHOLDERS’ EQUITY

On March 3, 2010, the Company entered into a transaction termination agreement with Hua Hui, wherein both companies agreed to terminate and rescind the asset sale and share subscription of 250,000,000 shares of common stock previously entered into by the parties on August 1, 2009 (the “Original Agreement”). All considerations received by each party under the Original Agreement were returned to the issuing party.

On June 22, 2010, the Company entered into an asset acquisition agreement (the “Acquisition Agreement”) with CIGE and its sole owner and director Ms. Wang, who is also NextMart’s Chairman and CEO. Under the terms of the Acquisition Agreement, NextMart is going to acquire from CIGE the Assets (See Note 14) for an agreed price of $750,000 (the “Consideration”). NextMart paid the Consideration by issuing 75,000,000 shares of its common stock to Ms. Wang on July 8, 2010. As a result of this transaction, Ms. Wang is NextMart’s second largest shareholder with a 27.96% ownership of the company. As of September 30, 2010, subscription receivable of $750,000 was recognized due to the Company did not receive the assets from CIGE.

 NOTE 11 —LOSS PER SHARE

ASC 260 “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following table presents a reconciliation of basic and diluted net loss per share:

The years ended
September 30, 2010	September 30, 2009

Numerator used in basic net loss per share:
Net loss from continuing operation	$(290,683)	$(2,750,620)
Net loss from held for sale operation	$(9,795,738)	$(6,142,520)
Shares (denominator):
Weighted average common shares outstanding	328,478,707	148,175,567
Weighted average common shares outstanding used in computing diluted loss per
ordinary share	328,478,707	148,175,567
Loss per share from continuing operations-basic and diluted	$(0.001)	$(0.019)
Loss per share held for sale operations – basic and diluted	$(0.030)	$(0.041)
Continuing operations and held for sale operations – basic and diluted	$(0.031)	$(0.060)

NOTE 12 — RELATED PARTIES TRANSACTIONS

We have the following transactions with related parties during the year ended September 30, 2010.

The amount due from related party is summarized as follow:

	September 30, 2010	September 30, 2009

China Grand Resorts, Inc	$-	$49,072
	$-	$49,072

The amounts due to related parties are summarized as follows:

	September 30, 2010	September 30, 2009

Redrock Thinktank (Group) Limited	$173,190	$-
Wu Bruno Zheng	620,581	-
China Grand Resort, Inc.	2,225	-
	$795,996	$-

The amounts $173,190 and $620,581 due to Redrock Thinktank (Group) Limited and Wu Bruno, respectively are due on demand after one-year and bear a free interest. The amounts due to Redrock Thinktank (Group) Limited and Mr. Wu Bruno Zheng were mainly used to make payments during 2010 to investors who originally held our convertible notes (See Note 5).

NOTE 13 —ASSETS AND LIABILITIES HELD FOR SALE

In connection with the CIGE and Ms. Wang Yihan transaction effective on March 31, 2010, which was subsequently amended on May 10, 2010, NextMart agreed to transfer to CIGE the following assets: 1) 100% of the shares of William Brand Administer Ltd, a BVI registered company and a wholly owned subsidiary of NextMart; 100% of the shares of Credit Network 114 Limited, a BVI registered company and a wholly owned subsidiary of NextMart; 2) 100% of NextMart’s 60% shareholdings in Wuxi Sun Network Technology Ltd., a PRC registered company; 3) 100% of NextMart’s 80% shareholdings in Naixiu Exhibition Ltd., a PRC registered company; 4) the net assets of NextMart’s 100% owned subsidiary Cancer Institute of China Ltd (a BVI registered company) and its 100% owned subsidiary China Cancer Institute Beijing Ltd. (a PRC registered company). The net assets being sold do not include the subsidiaries cash, office furniture and equipment, and third party creditor’s rights and third party debts, which shall remain the subsidiary’s property and 5) any other net assets and liabilities belonging to NextMart, with the exception of its 3,000 shares of China Grand Resorts Inc. common stock and its remaining liability under the convertible bond settlement agreement.

These assets and liabilities had previously been sold to Beijing Hua Hui Investment Ltd. under a subscription and asset sale agreement dated August 1, 2009 (see the Company’s Form 8-K filing dated August 4, 2009), and which arrangement was subsequently rescinded on March 3, 2010. All considerations were returned to the delivering party. NextMart accounted for the termination by adding the sum value of the assets originally sold to Hua Hui back on to the Company's balance sheet and canceling the shares issued to Hua Hui such that the company's share count will not include the shares issued to Hua Hui.

Consequently, the following assets and liabilities, which reflect these businesses, have been segregated and included in assets and liabilities of held for sale operations, as appropriate, in the consolidated balance sheet as of September 30, 2010:

	September 30, 2010	September 30, 2009

ASSETS
Cash and cash equivalents	$529,688	$-
Account receivables, net of allowance for doubtful accounts	127,518	-
Other receivables	324,493	-
Current Assets of Held for Sales Operation	$981,699	$-

Property, plant and equipment, net	379,596	-
Non-Current Assets of Held for Sales Operation	$379,596	$-

LIABILITIES
Accounts payable	$657,981	$-
Other payables and accrued expenses	409,122	-
Amount due to related parties	1,897	-
Advance from customers	383,512	-
Minority interests	(201,042)	-
Total Liabilities	$1,251,470	$-

The following is the income statement of Held for Sale as of September 30, 2010:

	September 30, 2010	September 30, 2009

Net Sales	$-	$1,368,329
Cost of Sales	-	1,567,749
Gross margin	$-	$(199,420)
Consulting and professional fees	-	12,422
General and administrative	-	176,710
Marketing and sales	-	86,612
Loss from market securities	(353,128)	109,801
Income(Loss) from operations	$(353,128)	$(584,965)
Other income/(expenses)	(44)	2,648
Loss on disposal of discontinued operations	-	(5,561,542)
Impairment loss	(9,442,566)
Income tax	-	365
Minority interest	-	974
Net income (loss) from held for sale operations	$(9,795,738)	$(6,142,520)

NOTE 14 NON-MONETARY TRANSACTIONS

On March 3, 2010, as mentioned above, NextMart, entered into a transaction termination agreement with Hua Hui wherein both companies agreed to terminate and rescind the subscription and asset sale agreement previously entered into by the parties on August 1, 2009 (the “Original Agreement”). All considerations received by each party under the Original Agreement were returned to the issuing party.

On March 31, 2010, NextMart, Inc. (“NextMart” or “Company”) entered into an Asset Exchange and Subscription Agreement with Miss Wang Yihan and Beijing Chinese Art Exposition's Media Co., Ltd. (“CIGE”), a leading Chinese art services, events and media company located in Beijing, China. The agreement was amended on May 10, 2010 but effective March 31, 2010. Under the amended agreement NextMart agreed to sell directly to Ms. Wang the following assets (“Transferred Assets”) (See Note 13): 1) 100% of the shares of William Brand Administer Ltd, a BVI registered company and a wholly owned subsidiary of NextMart; 100% of the shares of Credit Network 114 Limited, a BVI registered company and a wholly owned subsidiary of NextMart; 2) 100% of NextMart’s 60% shareholdings in Wuxi Sun Network Technology Ltd., a PRC registered company; 3) 100% of NextMart’s 80% shareholdings in Naixiu Exhibition Ltd., a PRC registered company; 4) the net assets of NextMart’s 100% owned subsidiary Cancer Institute of China Ltd (a BVI registered company) and its 100% owned subsidiary China Cancer Institute Beijing Ltd. (a PRC registered company). The net assets being sold do not include the subsidiaries cash, office furniture and equipment, and third party creditor’s rights and third party debts, which shall remain the subsidiary’s property and 5) any other net assets and liabilities belonging to NextMart, with the exception of its 3,000 shares of China Grand Resorts Inc. common stock and its remaining liability under the convertible bond settlement agreement.

As consideration for the transfer of the above described assets, Ms. Wang agreed to transfer to NextMart certain land use rights for commercial real estate property within 24 months from date of the amended agreement. The value of the land use rights will be determined by an appraisal conducted by a licensed third party appraiser acceptable to both parties. In the PRC, there is no private land ownership. Rather, land in the PRC is owned by the government and cannot be sold to any individual or entity. The government grants or allocates landholders a “land use right,” which is sometimes referred to informally as land ownership. Land use rights are granted for specific purposes and for limited periods. Each period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

In the event Ms. Wang fails to provide land use rights for adequate real estate property within the 24 month period, she is obligated to provide NextMart with common stock of a publicly traded company acceptable to NextMart.

On June 22, 2010, the Company entered into an asset acquisition agreement (the “Acquisition Agreement”) with CIGE and its sole owner and director Ms. Wang, who is also NextMart’s Chairman and CEO. Under the terms of the Acquisition Agreement, we acquired certain assets from CIGE described generally below for an agreed price of $750,000 (the “Consideration”). In exchange, the Company paid the Consideration by issuing 75,000,000 shares of its common stock to Ms. Wang which occurred on July 8, 2010. As a result of this transaction, Ms. Wang is NextMart’s second largest shareholder with a 27.96% ownership of the company. As of September 30, 2010, subscription receivable of $750,000 was recognized due to the Company did not receive the assets from CIGE.

Under the terms of the Acquisition Agreement, CIGE sold to NextMart the following assets (the “Assets”):

1.

ownership of CIGE’s 10,000 member consumer database,

2.

exclusive ownership of all advertising space for every art exhibition event held by CIGE in greater China (including Hong Kong and Macao, and Taiwan) for the next 30 years, and

3.

exclusive ownership of the "Gallery Guide" brand name and all gross revenues generated by the magazine publication for the next 30 years, including but not limited to advertising revenue and sponsorship revenue.

The agreement further provides that if for any reason or under any circumstance during the next 30 years CIGE ceases holding any of its exhibitions or ceases publishing the Gallery Guide, NextMart shall have the right to buy those exhibitions and “Gallery Guide” brand name for the price of $1 each from CIGE.

NOTE 15— GOING CONCERN AND MANAGEMENT PLAN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2010, the Company had an accumulated deficit totaling $100,423,447 and its current liabilities exceeded its current assets by $2,337,320. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 16— SUBSEQUENT EVENTS

The Company evaluated all events and transactions through the date their financial statements were issued and material subsequent events were as follows:

In October 2010, the Company made $1,000 in principal payments for the notes payable to creditors who used to held the Company’s convertible notes (Refer to Note 6). On October 22, 2010, an amendment to convertible debt settlement agreement was made. Pursuant to such amendment, the Company is required to pay $500,000 no later than 5 business days following the execution of the amendment, and the payment for the remaining balance of $627,126 is extended to March 1, 2011. The Company is in default of its required payment of $500,000 as of the date of this report.

On October 24, 2010, the Company entered into a subscription agreement with Mr. Yang Lin under which the Company agreed to issue to Mr. Yang Lin 53,651,553 shares of its common stock at a price of $0.01 per share or a total of $536,515.53. On October 25, 2010 the Company received the funds from Mr.Yang Lin. After the transaction, Mr. Yang Lin owns 16.67% of the total issued and outstanding shares of the Company. Mr. Yang Lin used personal funds to acquire the shares of common stock.

On October 28, 2010, the Company entered into a subscription agreement with Mr. Xu Baiqun under which the Company agreed to issue to Mr. Xu Baiqun 14,979,254 shares of its common stock at a price of $0.01 per share which is a total of $149,792.54 or equivalent amount in RMB as determined by the Bank of China foreign exchange rate. After the transaction, Mr. Xu Baiqun owns 4.45% of the total issued and outstanding shares of the Company. On October 25, 2010 the Company received the funds from Mr. Xu Baiqun.