Form 10-Q
period 2010-12-31
NextMart Inc.
filed 2011-02-22
CIK 1088005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 336,835,541 shares of common stock outstanding as of February 10, 2011.

NEXTMART, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED December 31, 2010

Table of Contents

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31, 2010	September 30, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,047	$12,912
Marketable securities	600	900
Current assets held for sale	981,701	981,699
Total Current Assets	997,348	995,511

Property, plant and equipment, net	651	-
Long-term assets held for sale	379,596	379,596
TOTAL ASSETS	$1,377,595	$1,375,107

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Other payables and accrued expenses	$672,519	$1,139,803
Amount due to stockholders	146,502	145,562
Amount due to related parties	668,065	795,996
Current liabilities held for sale	1,255,587	1,251,470
Total Current Liabilities	2,742,673	3,332,831
Convertible notes, net of discount	301,760	283,873
Total Liabilities	3,044,433	3,616,704
STOCKHOLDERS' DEFICIT
Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued	-	-
Common stock; authorized 750,000,000 shares, par value US$0.01; 336,835,541,and 268,204,734 shares issued and outstanding at December 31and September 30, 2010, respectively	3,368,355	2,682,047
Reserved to be issued 53,029 shares	530	530
Subscription receivable	(750,000)	(750,000)
Additional paid-in capital	96,160,634	96,160,949
Accumulated deficit	(100,526,804)	(100,423,447)
Accumulated other comprehensive loss-Unrealized loss on marketable securities	(119,400)	(119,100)
Accumulated other comprehensive income-foreign currency fluctuation	199,847	207,424
Total stockholders' Deficit	(1,666,838)	(2,241,597)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,377,595	$1,375,107

See notes to consolidated financial statements.

NEXTMART, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended December 31,
	2010	2009
Operating expenses
General and administrative expenses	$12,156	$39,570
Depreciation and amortization	-	195
Consulting and professional fees	72,579	38,280
	84,735	78,045
Loss from operations	(84,735)	(78,045)
Other expense
Other expense	(136)	-
Amortization of discount on convertible note	(13,493)	-
Interest expense	(4,992)	(4,315)
	(18,621)	(4,315)
Loss from operations before income tax expense	(103,356)	(82,360)
Income tax expense	-	-
Net Loss	(103,356)	(82,360)
Other comprehensive loss
Foreign currency translation adjustment	(7,578)	(806)
Unrealized gain (loss)on investment	120	(11,520)
Total comprehensive loss	$(110,814)	$(94,686)

Weighted average number of common shares outstanding – basic and diluted	301,774,150	443,204,734

Loss per share- basic and diluted	$(0.000)	$(0.000)

See notes to consolidated financial statements.

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(103,356)	$(82,360)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	195
Amortization of discount on convertible notes	13,493	-
Change in operating assets and liabilities
Accounts receivable & other receivables	-	14
Other payable and accrued expenses	32,698	(29,465)
Net Cash Used In Operating Activities	(57,165)	(111,616)

CASH FLOWS FROM INVESTING ACTIVITIES :
Acquisition of property and equipment	(651)	-
Collection (payments) of amounts due from related party	-	44,011
Net Cash (Used In) Provided By Investing Activities	(651)	44,011

CASH FLOWS FROM FINANCING ACTIVITIES :
Payments to original convertible notes holders	(499,983)	(350,000)
Loans from stockholders	-	419,470
Amounts due to related parties	(127,932)	2,226
Unregistered sales of common shares	686,308	-
Net Cash Provided By Financing Activities	58,393	71,696

Effect of exchange rate fluctuations on cash and cash equivalents	1,558	(5,108)
Net increase (decrease) in cash and cash equivalents	2,135	(1,017)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,912	34,958

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,047	$33,941
Supplemental disclosure of cash flows information
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

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

Under the Strategic Agreements, Redrock Land will provide NextMart a $1,000,000 interest free, unsecured loan in 12 months. Any amounts loaned will be due on demand any time after the first anniversary of the loan. As of December 31, 2010, the loan has not been provided to the Company. Redrock Land also agreed that within the next 24 months, it will partner with NextMart on three of its real estate development projects that are art related.  For each such project, NextMart will act as the project’s concept, marketing, and sales consultant. Redrock Land is a BVI registered company engaged in land investment and development in China and it typically co-invests with real estate developers to acquire land and launch development projects. As part of its cooperation with NextMart, Redrock Land will secure land and developing partners for three art related developments for which NextMart will provide consulting service to the developers. Under the Strategic Agreements, SMIH has agreed to provide NextMart with approximately $6,000,000 worth of advertising space over the next five years in various media outlets owned by it or its affiliates. The $6,000,000 worth of advertising space will be allocated to NextMart such that every year for 5 succeeding years. NextMart will have access to $1,200,000 in advertising space in various print magazines and online websites and e-magazines owned by SMIH or its affiliates each year. Such advertising space will be subject to availability and market prices, and the Company intends to limit the use of the advertising space to market its Artslux products. As of September 30, 2010, no advertising space has yet to be allocated to NextMart.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of December 31, 2010, and consolidated results of operations, and cash flows for the three month periods ended December 31, 2010 and 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company’s financial instruments consist of cash, other receivables, marketable securities, other payables, amounts due to related parties and amounts due to shareholders.  Other receivables carried at estimated net realizable values net of provisions for uncollectible amounts. Uncollectible accounts are charged off when determined to be unrecoverable. Marketable securities are carried at market value with any unrealized gain or loss is recorded in comprehensive income or loss. The carrying values of the remaining financial instruments reflected in these financial statements approximate their fair values due to the short-term maturity of the instruments.

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

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with ASC No. 220, “Reporting Comprehensive Income (Loss)”. The comprehensive loss for the Company includes currency translation adjustments and unrealized gain (loss) on marketable securities.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB recently are not applicable to the Company.

Property, Plant and equipment

Property, Plant and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed primarily on the straight-line method for financial reporting purposes over the following estimated useful lives:

Years
Computer	3

Earnings (loss) per share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. As the Company has a loss, presenting diluted net loss per share is considered anti-dilutive and not included in the statement of operations.

Foreign currency translation

The financial statements are presented in United States dollars. In accordance with ASC No. 830, “Foreign Currency Translation”, since the functional currency of the Company is Renminbi (RMB), the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars (USD). Monetary assets and liabilities are translated using the foreign rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any translation gain or loss incurred is reported in the consolidated statement of operations.

The exchange rates applied are as follows:

	December 31 2010	September 31 2010
RMB exchange rate at December 31, 2010 and September 30, 2010,	6.61180	6.82820
Average RMB exchange rate for the three months ended December 31, 2010 and 2009,,	6.66702	6.83603
HKD exchange rate at December 31, 2010 and September 30, 2010,	7.78320	7.7504
Average HKD exchange rate for the three months ended December 31, 2010 and 2009,,	7.75410	7.75165

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

NOTE 2 – MARKETABLE SECURITIES

Marketable securities are considered as available for sale and are recorded at market value. The marketable securities are summarized as follow:

	December 31, 2010		September 30, 2010
	Number of shares	Amount	Number of shares	Amount
		US $		US $

CHINA GRAND RESORTS, INC AT COST	3,000	120,000	3,000	120,000
Unrealized loss		(111,400)		(111,100)
Net balance		600		900

NOTE 3 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

Property and equipment is summarized as follows:

	December 31, 2010	September 30, 2010
	US$	US$
Cost
Computer	651	-

Less: accumulated amortization	-	-
Net	651	-

Depreciation for three months ended December 31, 2010 and 2009 was $0 and $0, respectively.

NOTE 4 - OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follows:

	December 31, 2010	September 30, 2010
	US$	US$
Other payables- payable to the creditors who originally held our convertible notes	628,143	1,128,126

Accrued interest expenses for convertible notes	16,876	11,677
Accruals	27,500	-
	672,519	1,139,803

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

In October 2010, the Company made another $1,000 in principal payments. On October 22, 2010, an amendment to convertible debt settlement agreement was made. Pursuant to such amendment, the Company was required to pay $500,000 no later than 5 business days following the execution of the amendment and the payment for the remaining balance of $627,126 is extended to March 1, 2011. As of December 31, 2010 the Company has paid the $499,983 principal amount in full and the remaining outstanding balance is $ 628,143.

NOTE 5 -AMOUNTS DUE TO STOCKHOLDERS

The amounts due stockholders are summarized as follows:

	December 31, 2010	September 30, 2010
	US$	US$

Redrock Capital Venture Limited	146,502	145,562

	146,502	145,562

The amounts due to Redrock Capital Venture Limited are due on demand and bear no interest.

NOTE 6— CONVERTIBLE NOTES

On March 26, 2010, we completed a Convertible Debt Settlement Agreement with Hua Hui to convert RMB 2,255,000 (approximately $329,866) outstanding loans due to Hua Hui into a convertible promissory note with a principal amount of RMB 2,255,000

(approximately $341,057 as of December 31, 2010) and will due on September 3, 2011. The convertible promissory is effective as of March 3, 2010 and has the following features:

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

As the market price of the common shares was higher than the conversion price at the date of issuance, the company recognized a beneficial conversion feature as a discount to the convertible note. The beneficial conversion feature discount needs to be amortized using the effective interest method over the life of the convertible note of 18 months. The Company credited $79,185 to additional paid-in capital and debited the same amount to the discount to the convertible note on March 26, 2010. The amortization of discount on convertible notes was $13,493 for the three months ended December 31, 2010. The interest expense on the convertible note for the three months ended December 31, 2010 is $4,992.

Convertible note as of December 31, 2010 consists of the following:

	December 31, 2010	September 30, 2010
	US$	US$
Face amount of convertible note payable	341,057	336,663
Discount representing the beneficial conversion feature	(79,185)	(79,185)
Accumulated amortization of discount	39,888	26,395
	301,760	283,873

NOTE 7 —STOCKHOLDERS’ EQUITY

On June 22, 2010, the Company entered into an asset acquisition agreement (the “Acquisition Agreement”) with CIGE and its sole owner and director Ms. Wang, who is also NextMart’s Chairman and CEO. Under the terms of the Acquisition Agreement, NextMart is going to acquire from CIGE the Assets (See Note 9) for an agreed price of $750,000 (the “Consideration”). NextMart paid the Consideration by issuing 75,000,000 shares of its common stock to Ms. Wang on July 8, 2010. As a result of this transaction, Ms. Wang is NextMart’s second largest shareholder with a 27.96% ownership of the company. As of December 31, 2010, subscription receivable of $750,000 was recognized due to the Company did not receive the assets from CIGE.

On October 24, 2010, the Company entered into a subscription agreement with Mr. Yang Lin under which the Company agreed to issue to Mr. Yang Lin 53,651,553 shares of its common stock at a price of $0.01 per share or a total of $536,516. On October 25, 2010 the Company received the funds from Mr.Yang Lin. The shares were issued to Mr. Yang Lin on November 17, 2010. After the transaction, Mr. Yang Lin owns 16.67% of the total issued and outstanding shares of the Company. Mr. Yang Lin used personal funds to acquire the shares of common stock.

On October 28, 2010, the Company entered into a subscription agreement with Mr. Xu Baiqun under which the Company agreed to issue to Mr. Xu Baiqun 14,979,254 shares of its common stock at a price of $0.01 per share which is a total of $149,793 or equivalent amount in RMB as determined by the Bank of China foreign exchange rate. The shares were issued to Mr. Xu Baiqun on November 17, 2010.  After the transaction, Mr. Xu Baiqun owns 4.45% of the total issued and outstanding shares of the Company. On October 25, 2010 the Company received the funds from Mr. Xu Baiqun.

The cash fund received was mainly used to repay portion of the borrowings from Mr. Wu Bruno (See Note 8) and the principal liabilities due to the creditors who originally held our convertible notes (See Note 4).

NOTE 8 — RELATED PARTIES TRANSACTIONS

We have the following transactions with related parties during the period ended December 31, 2010.

The amounts due to related parties are summarized as follows:

	December 31, 2010	September 30, 2010
	US$	US$
Redrock Thinktank (Group) Limited	180,342	173,190
Wu Bruno Zheng	485,503	620,581
China Grand Resort, Inc.	2,220	2,225
	668,065	795,996

The amounts $180,342 and $485,503 as of December 31, 2010 due to Redrock Thinktank (Group) Limited and Wu Bruno, respectively are due on demand after one-year and bear a free interest. The amounts due to Redrock Thinktank (Group) Limited and Mr. Wu Bruno Zheng were mainly used to make payments to investors who originally held our convertible notes.

NOTE 9 —ASSETS AND LIABILITIES HELD FOR SALE

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

Consequently, the following assets and liabilities, which reflect these businesses, have been segregated and included in assets and liabilities of held for sale operations, as appropriate, in the consolidated balance sheet as of December 31, 2010:

	December 31, 2010	September 30, 2010

ASSETS
Cash and cash equivalents	$529,690	$529,688
Account receivables, net of allowance for doubtful accounts	127,518	127,518
Other receivables	324,493	324,493

Current Assets of Held for Sales Operation	$981,701	$981,699

Property, plant and equipment, net	379,596	379,596
Non-Current Assets of Held for Sales Operation	$379,596	$379,596

LIABILITIES
Accounts payable	$657,981	$657,981
Other payables and accrued expenses	413,239	409,122
Amount due to related parties	1,897	1,897
Advance from customers	383,512	383,512
Minority interests	(201,042)	(201,042)
Total Liabilities	$1,255,587	$1,251,470

NOTE 10— GOING CONCERN AND MANAGEMENT PLAN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2010, the Company had an accumulated deficit totaling $100,526,804 and its current liabilities exceeded its current assets by $1,745,325, In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In addition to its arrangement with Redrock Land, the Company is actively pursuing additional funding and arrangements with third parties and potential strategic partners in an effort to fund its ongoing working capital requirements. The Company’s working capital requirements for the next 12-month period of Fiscal Year 2011 is estimated at approximately $2 million. Management is hopeful that the above actions will allow the Company to continue its operations through the current fiscal year.

NOTE 11—SUBSEQUENT EVENTS

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the period ended September 30, 2010. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Going forward, our business operations will include: art event and art media direct marketing; design and marketing of art-themed products lines created for existing luxury and high-end goods and brands and art themed real estate developments

On October 24, 2010, the Company entered into a subscription agreement with Mr. Yang Lin under which the Company agreed to issue to Mr. Yang Lin 53,651,553 shares of its common stock at a price of $0.01 per share or a total of $536,516. On October 25, 2010 the Company received the funds from Mr.Yang Lin. The shares were issued to Mr. Yang Lin on November 17, 2010. After the transaction, Mr. Yang Lin owns 16.67% of the total issued and outstanding shares of the Company. Mr. Yang Lin used personal funds to acquire the shares of common stock.

On October 28, 2010, the Company entered into a subscription agreement with Mr. Xu Baiqun under which the Company agreed to issue to Mr. Xu Baiqun 14,979,254 shares of its common stock at a price of $0.01 per share which is a total of $149,793or equivalent amount in RMB as determined by the Bank of China foreign exchange rate. The shares were issued to Mr. Xu Baiqun on November 17, 2010.After the transaction, Mr. Xu Baiqun owns 4.45% of the total issued and outstanding shares of the Company. On October 25, 2010 the Company received the funds from Mr. Xu Baiqun.

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

Results of Operations

Three Months Ended December 31, 2010 compared with Three Months Ended December 31, 2009

The following discussion reflects our results from operations for the three months ended December 31, 2010 compared with the three months ended December 31, 2009. Although there are no revenues from luxury sales for the 2010 period, we will continue to maintain the luxury sales business for the foreseeable future, however, it is not expected to be a significant focus of future business efforts.

Operating Expenses. Our operating expenses (which includes general and administrative expenses, depreciation and amortization and consulting and professional fees) for the three months ended December 31, 2010 and 2009 were $84,735 and $78,045, respectively. General and administrative expenses were $12,156 for the three months ended December 31, 2010, a decrease of $27,414 or 69% from $39,570 for the comparable period in 2009.  The decrease was due to reduced salaries and related expenses at our corporate office due to our scaled down operations. Depreciation and amortization were $0 and $195, for the three months ended December 31, 2010 and 2009, respectively.  Consulting and professional fees were $72,579 for the three months ended December 31, 2010, an increase of $34,299 or 90% from $38,280 for the comparable period in 2009.

Other Expense. For the three months ended December 31, 2010, we had interest expenses of $4,992 compared with interest expense of $4,315 for the comparable period in 2009. We had an amortization on convertible notes of $13,493 and the other expense of $136 for the three months ended December 31, 2010and did not have the similar charges of the comparable period in 2009.

Loss from operations. We had an operating loss from operations of $84,735 for the three months ended December 31, 2010 compared with an operating loss of $78,045 for the comparable period in 2009. The decrease was due to the factors discussed above.

Loss from operations before income tax expense. Our loss from operations for the three months ended December 31, 2010 and 2009 was $103,356 and $82,360 respectively. The difference was due to the reasons discussed above.

Other Comprehensive Loss. We had a foreign currency translation adjustment loss of $7,578 for the three months ended December 31, 2010 compared with a translation loss of $806 for the comparable period in 2009. The difference is due to the value of the US dollar in comparison to the RMB and HK dollar. We had an unrealized gain of $ 120 and unrealized loss of $11,520 for the three months ended December 31, 2010 and 2009, respectively, due to the change of the fair value of the marketable securities held during the period.

Total Comprehensive Loss

For the three months ended December 31, 2010, we had a comprehensive loss of $110,814 compared with a comprehensive loss of $94,686 for the comparable period in 2009.

Liquidity and Capital Resources.

We have financed our operations primarily through cash generated from equity investments, operating activities and a mixture of short and long-term loans from affiliates (some of which have been converted to equity) and non-affiliates.

The following table summarizes our cash flows for the three months ended December 31, 2010 and 2009:

For the Three Months Ended December 31,
2010	2009
US $	US $

Net cash used in operating activities	(57,165)	(111,616)
Net cash (used in) provided by investing activities	(651)	44,011
Net cash provided by financing activities	58,393	71,696
Net effect of exchange rate fluctuations on cash and cash equivalents	1,558	(5,108)
Net increase/(decrease) in cash and cash equivalents	2,135	(1,017)
Cash and cash equivalents at beginning of period	12,912	34,958
Cash and cash equivalents at end of period	15,047	33,941

As of December 31, 2010, we had total assets of $1,377,595, total liabilities of $3,044,433 and a working capital deficit of $1,745,325.

In October 2010, the Company made $1,000 in principal payments for the notes payable to creditors who used to held the Company’s convertible notes (See Note 4). On October 22, 2010, an amendment to convertible debt settlement agreement was made. Pursuant to such amendment, the Company was required to pay $500,000 no later than 5 business days following the execution of the amendment, and the payment for the remaining balance of $627,126 is extended to March 1, 2011. As of December 31, 2010 the Company has paid the $499,983 principal amount in full and the remaining outstanding balance is $ 628,143.

We continue to experience significant losses from operations. We are uncertain as to when we will achieve profitable operations. We have an immediate need for capital to conduct our ongoing operations and to advance the planned venture investment strategy. Our independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements regarding concerns about our ability to continue as a going concern. As of December 31, 2010, we had working capital deficiency of $1,745,325; we had a net loss of $103,356 for the three months ended December 31, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We expect that the total costs for the Company’s branded Artslux products and services will be approximately $250,000 for the operation in the 12-months period of fiscal 2011. Of the $250,000 amount, it is estimated that $190,000 will be allocated to cost of sales and $60,000 will be allocated to G&A for expenses including marketing and logistics for services, rent, salaries, office expenses, and miscellaneous expenses. The Company expects that a substantial portion of the required costs will be funded by the Redrock Land loan. We expect that revenues from our marketing efforts will commence in the second quarter of 2011, and that such revenues, along with the Redrock Land loan, will enable the Company to fund this aspect of its operations for the remaining 9 months.

We expect that the total costs for the company’s product and services design and development division will be approximately $570,000 for the operation in the 12-months period of fiscal 2011. Of the $570,000 amount, it is estimated that $170,000 will be allocated to cost of sales, which includes mainly design and development costs and third party outsourcing costs, etc, while $400,000 will be attributed to G&A for marketing, staff, rent, among other items. The Company plans to initially fund a portion of the required expenses through the Redrock Land loan, with the remainder of the required capital for the business expected to come from a combination of revenues from operations and from a planned round of fundraising from third parties. We expect to undertake a fundraising effort in the second calendar quarter of 2011. At the current time, we have no commitments from any third party in respect of the proposed fundraising effort.

We expect that the total costs for the ArtChina art related marketing and product design business will be approximately $820,000 for the operations in the 12-month period of fiscal 2011. Of the $820,000 amount, $360,000 will be allocated to cost of sales which includes government lobbying, and professional services fees for feasibility reports and concept designer, $460,000 will be allocated to selling expenses including marketing and sales, and general and administrative expenses including rent, and salaries, among other costs. The Company expects the required capital for this business to come from a planned round of fundraising from third parties which we expect to undertake in the second calendar quarter of 2011. At the current time, we have no commitments from any third party in respect of the proposed fundraising effort. Prior to such fundraising, the Company may develop the initial aspects of its business using funds from the Redrock Land loan, and from revenues generated from other business to the extent that such revenues are available.

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

Contractual Obligations

The majority of our operations are in China, where we have leased an office in Beijing. Our Beijing office consists of 90 square meters. The lease extends for a period of three years terminating on July 31, 2011. Our monthly rent is $33,200. We believe that our existing facilities are adequate to meet our current requirements, and that future growth can be accommodated by leasing additional or alternative space.

New Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB recently are not applicable to the Company.

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

Income Taxes

We account for income taxes under the provisions of ASC No. 740, "Accounting for Income Taxes," as described in Note 8 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the period ended September 30, 2010. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive income.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, we concluded that, because of the material weaknesses described below, as of December 31, 2010, our disclosure controls and procedures were not effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of December 31, 2010 was not effective. Management identified the following material weaknesses as of December 31, 2010:

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

Changes in Internal Control over Financial Reporting

Other than described above there were no changes in our internal controls over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NextMart, Inc.
Date: February 22, 2011		/s/ Wang Yihan
Wang Yihan Chief Executive Officer

Date: February 22, 2011	By:	/s/ Carla Zhou
Carla Zhou Chief Financial Officer