Form 10-K/A
period 2010-09-30
NextMart Inc.
filed 2011-03-30
CIK 1088005

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

On January 13, 2011, the Company filed its Form 10-K for the Annual Period Ended September 30, 2010 (“Original Filing”). The Original Filing omitted a risk factor relating to the Company’s internal control and procedures, which was the subject of a comment letter from the Staff at the Securities and Exchange Commission. This Amendment includes the risk factor (on page 10 herein) relating to our internal controls and amends in its entirety the Original Filing. Except as indicated herein, this Amendment does not update the disclosures provided in the Original Filing in any way.

Currently dated certifications from our chief Executive Officer and Chief Financial Officer have been included herein as exhibits to this Amendment as required by applicable SEC rules.

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

We have identified material weakness in our accounting controls and procedures.

Management identified material weaknesses with respect to the preparation of our financial statements (see Part II-Item 9A herein). As a result of such material weaknesses, irregularities may occur in the preparation of financial statements which may cause our financial statements to be unreliable. In addition, substantial costs and expenses may be incurred to remedy our mistakes and to rectify any control deficiencies.

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
Date: March 30, 2011

/s/ Carla Zhou Carla Zhou, Chief Financial Officer Date: January , 2010
Date: March 30, 2011

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wang Yihan Wang Yihan, Chairman and Director Date: March 30, 2011	By:	/s/ Carla Zhou Carla Zhou, Director Date: March 30, 2011

By:	/s/ Ficher Yu Ficher Yu, Director Date: March 30, 2011

NEXTMART, INC.

AND SUBSIDIARIES

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS

PAGES	F-6	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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