Form 10-Q
period 2011-03-31
NextMart Inc.
filed 2011-05-23
CIK 1088005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[ ] o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

NextMart, Inc.

 (Exact name of registrant as specified in Charter)

DELAWARE	000-26347	410985135
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). o  [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer o

     Accelerated Filer o

Non-Accelerated Filer o

    Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 336,835,541 shares of common stock outstanding as of May 15, 2011.

NEXTMART, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED March 31, 2011

Table of Contents

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2011	September 30, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,840	$12,912
Marketable securities	-	900
Current assets held for sale	981,702	981,699
Total Current Assets	997,542	995,511

Property, plant and equipment, net	603	-
Long-term assets held for sale	379,596	379,596
TOTAL ASSETS	$1,377,741	$1,375,107

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Other payables and accrued expenses	$652,420	$1,139,803
Amount due to stockholders	147,018	145,562
Amount due to related parties	719,764	795,996
Current liabilities held for sale	1,257,726	1,251,470
Total Current Liabilities	2,776,928	3,332,831
Convertible note, net of discount	317,577	283,873
Total Liabilities	3,094,505	3,616,704

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock: authorized 250,000,000 shares, par value US$0.01; none issued	-	-
Common stock: authorized 750,000,000 shares, par value US$0.01; 336,835,541,and 268,204,734 shares issued and outstanding at March 31, 2011 and September 30, 2010, respectively	3,368,355	2,682,047
Reserved to be issued 53,029 shares	530	530
Subscription receivable	(750,000)	(750,000)
Additional paid-in capital	96,160,634	96,160,949
Accumulated deficit	(100,691,457)	(100,423,447)
Accumulated other comprehensive loss-Unrealized loss on marketable securities	-	(119,100)
Accumulated other comprehensive income-foreign currency fluctuation	195,174	207,424
Total stockholders' Deficit	(1,716,764)	(2,241,597)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,377,741	$1,375,107

See notes to consolidated financial statements

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
	Three Months Ended March 31,		Six Months Ended March 31,
	2011	$2010	2011	$2010
Sales	$-	-	$-	-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Operating expenses
General and administrative expenses	12,560	31,588	24,716	71,158
Depreciation and amortization	52	-	52	195
Consulting and professional fees	13,254	45,842	85,833	84,122
	25,866	77,430	110,601	155,475
Operating loss	(25,866)	(77,430)	(110,601)	(155,475)
Other income (expense)
Amortization of discount on convertible note	(13,652)	-	(27,146)	-
Interest expense	(5,135)	(3,747)	(10,127)	(8,062)
Other expenses	-	-	(136)	-
Impairment loss on marketable securities	(120,000)	-	(120,000)	-
Gain on disposal of fixed assets	-	165	-	165
Impairment loss of assets held for sale	-	(5,670,506)	-	(5,670,506)
	(138,787)	(5,674,088)	(157,409)	(5,678,403)
Loss from continuing operations before income tax expense	(164,653)	(5,751,518)	(268,010)	(5,833,878)
Income tax expense	-	-	-	-
Loss from continuing operations	(164,653)	(5,751,518)	(268,010)	(5,833,878)
Loss from held for sale operations	-	(352,368)	-	(352,368)
Net Loss	$(164,653)	$(6,103,886)	$(268,010)	$(6,186,246)
Other comprehensive income (loss)
Foreign currency translation adjustment	(4,673)	7,431	(12,250)	6,625
Unrealized gain (loss)	119,400	-	119,100	(11,520)
Total comprehensive loss	$(49,926)	$(6,096,455)	$(161,160)	$(6,191,141)

Weighted average number of common shares outstanding – basic and diluted	336,835,541	415,426,956	319,772,633	429,392,579
Loss per share
Continuing operations – basic and diluted	$(0.000)	$(0.014)	$(0.001)	$(0.014)
Held for sale operations – basic and diluted	$0.000	$(0.001)	$0.000	$(0.001)
Continuing operations and held for sale operations – basic and diluted	$(0.000)	$(0.015)	$(0.001)	$(0.015)

See notes to consolidated financial statements

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(268,010)	$(6,186,246)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	52	195
Impairment loss on marketable securities	120,000	-
Interest expense	-	3,747
Impairment loss of net assets held for sale	-	5,670,506
Held for sale operations	-	352,368
Gain on disposal of assets and discontinued operations	-	(165)
Amortization of discount on convertible notes	27,146	-
Change in operating assets and liabilities
Accounts receivable & other receivables	-	23
Other payable and accrued expenses	10,382	240,809
Net Cash (Used In) Provided By Operating Activities	(110,430)	81,237

CASH FLOWS FROM INVESTING ACTIVITIES :
Acquisition of property and equipment	(651)	-
Collection (payments) of amounts due from related party	-	49,072
Net Cash (Used In) Provided By Investing Activities	(651)	49,072

CASH FLOWS FROM FINANCING ACTIVITIES :
Payments to original convertible notes holders	(499,983)	(350,000)
Loans from stockholders	-	(147,021)
Issued Convertible notes	-	327,638
Amounts due to related parties	(74,016)	2,223
Unregistered sales of common shares	686,308	-
Net Cash Provided By (Used In) Financing Activities	112,309	(167,160)

Effect of exchange rate fluctuations on cash and cash equivalents	1,700	3,160
Net increase (decrease) in cash and cash equivalents from continuing operations	2,928	(33,691)
Net decrease in cash and cash equivalents from held for sale operations	-	(336)
Net increase (decrease) in cash and cash equivalents	2,928	(34,027)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,912	34,958

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,840	$931
Supplemental disclosure of cash flows information
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

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

In exchange for the Transferred Assets, Ms. Wang agreed to transfer to NextMart certain land use rights for commercial real estate property within 24 months from date of the amended agreement. The value of the land use rights will be determined by an appraisal conducted by a licensed third party appraiser acceptable to both parties. In the PRC, there is no private land ownership. Rather, land in the PRC is owned by the government and cannot be sold to any individual or entity. The government grants or allocates landholders a “land use right,” which is sometimes referred to informally as land ownership. Land use rights are granted for specific purposes and for limited periods. Land use right, or land ownership may be renewed at the expiration of the initial term and subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. In the event Ms. Wang fails to provide land use rights for adequate real estate property within the 24 months period, she is obligated to provide NextMart with common stock of a publicly traded company acceptable to NextMart of equivalent amount.

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

Under the Strategic Agreements, Redrock Land will provide NextMart a $1,000,000 interest free, unsecured loan in 12 months. Any amounts loaned will be due on demand any time after the first anniversary of the loan. As of March 31, 2011, the loan has not been provided to the Company. Redrock Land also agreed that within the next 24 months, it will partner with NextMart on three of its real estate development projects that are art related.  For each such project, NextMart will act as the project’s concept, marketing, and sales consultant. Redrock Land is a BVI registered company engaged in land investment and development in China and it typically co-invests with real estate developers to acquire land and launch development projects. As part of its cooperation with NextMart, Redrock Land will secure land and developing partners for three art related developments for which NextMart will provide consulting service to the developers. Under the Strategic Agreements, SMIH has agreed to provide NextMart with approximately $6,000,000 worth of advertising space over the next five years in various media outlets owned by it or its affiliates. The $6,000,000 worth of advertising space will be allocated to NextMart such that every year for 5 succeeding years. NextMart will have access to $1,200,000 in advertising space in various print magazines and online websites and e-magazines owned by SMIH or its affiliates each year. Such advertising space will be subject to availability and market prices, and the Company intends to limit the use of the advertising space to market its Artslux products. As of March 31, 2011, no advertising space has yet to be allocated to NextMart.

Basis of Consolidation and Presentation

The consolidated financial statements include the financial statements of the Company and its subsidiaries named Cancer Institute of China Ltd. and China Cancer Institute Beijing Ltd. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of March 31, 2011 and for the three-month periods and six-month periods ended March 31, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2011, its consolidated results of operations and cash flows for the three-month periods and six-month periods ended March 31, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Financial instruments

The Company’s financial instruments include cash and cash equivalents, other payables, and factoring in loans. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of the instruments.

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

Convertible Note

The Company accounts for convertible note in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company booked a discount on convertible note for the conversion feature of the note and is amortizing the discount over the life of the convertible note.

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

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) recently are not applicable to the Company.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities are considered as available for sale and are recorded at market value. The marketable securities are summarized as follow:

	March 31, 2011		September 30, 2010
	Number of shares	Amount	Number of shares	Amount
		US $		US $
	(Unaudited)
CHINA GRAND RESORTS, INC AT COST	3,000	120,000	3,000	120,000
Unrealized loss		-		(119,100)
Realized loss		(120,000)		-
Net balance		-		900

Due to the fact that the market for China Grand Resorts, Inc common stock on the Over the Counter Bulletin Board has been limited or non-existent for a significant period of time, management determined to recognize an impairment loss on marketable securities of $120,000 in this quarter.

NOTE 3 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

Property and equipment is summarized as follows:

	March 31, 2011	September 30, 2010
	US$	US$
	(Unaudited)
Computer	651	-
Less: accumulated amortization	48	-
Net	603	-

Amortization for the three months ended March 31, 2011 and 2010 was $48 and nil, respectively. Amortization for the six months ended March 31, 2011 and 2010 was $48 and $195, respectively.

NOTE 4 - OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follows:

	March 31, 2011	September 30, 2010
	US$	US$
	(Unaudited)
Other payables- payable to the creditors who originally held our convertible notes	628,143	1,128,126
Accrued interest expenses for convertible notes	22,060	11,677
China Grand Resort, Inc.	2,217	-
	652,420	1,139,803

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

During fiscal year 2010, we made $100,000, $250,000, $165,000 and $67,000 in principal payments. As we disposed our holdings of CECU shares in the CIGE transaction, we were required to pay the $610,126 of interest and penalty due in cash or cash equivalents.

On October 22, 2010, an amendment to convertible debt settlement agreement was made. Pursuant to such amendment, the Company was required to pay $500,000 no later than 5 business days following the execution of the amendment and the payment for the remaining balance of $627,126 is extended to March 1, 2011. As of March 31, 2011 the Company has paid the $500,000 principal amount in full and the remaining outstanding balance is $627,126. We are in default of the amendment as of March 31, 2011. Management plans to resolve this issue in next few months.

NOTE 5 -AMOUNTS DUE TO STOCKHOLDERS

The amounts due stockholders are summarized as follows:

	March 31, 2011	September 30, 2010
	US$	US$
	(Unaudited)
Redrock Capital Venture Limited	147,018	145,562
	147,018	145,562

The amounts due to Redrock Capital Venture Limited are due on demand and bear no interest.

NOTE 6— CONVERTIBLE NOTE

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

As the market price of the common shares was higher than the conversion price at the date of issuance, the company recognized a beneficial conversion feature as a discount to the convertible note. The beneficial conversion feature discount needs to be amortized using the effective interest method over the life of the convertible note of 18 months. The Company credited $79,185 to additional paid-in capital and debited the same amount to the discount to the convertible note on March 26, 2010. The amortization of discount on convertible notes was $13,652 for the three months ended March 31, 2011. The interest expense on the convertible note for the three months ended March 31, 2011 is $5,135. The amortization of discount on convertible notes was $27,146 for the six months ended March 31, 2011. The interest expense on the convertible note for the six months end March 31, 2011 was $10,127. Convertible note as of March 31, 2011 consists of the following:

	March 31, 2011	September 30, 2010
	US$	US$
	(Unaudited)
Face amount of convertible note payable	343,222	336,663
Discount representing the beneficial conversion feature	(79,185)	(79,185)
Accumulated amortization of discount	53,540	26,395
	317,577	283,873

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Commitments

We have entered into a building lease for our office located in Beijing. The lease is from September 27, 2010 to July 31, 2011. The lease expense for the period ended March 31, 2011 amounted to $8,112. Future minimum lease payments under non-cancellable operating lease agreements at March 31, 2011 were as follows:

Year ending	Amount
(Unaudited)
September 30, 2011	$10,816

NOTE 8 —STOCKHOLDERS’ EQUITY

On June 22, 2010, the Company entered into an asset acquisition agreement (the “Acquisition Agreement”) with CIGE and its sole owner and director Ms. Wang, who is also NextMart’s Chairman and CEO. Under the terms of the Acquisition Agreement, NextMart is going to acquire from CIGE the Assets for an agreed price of $750,000 (the “Consideration”). NextMart paid the Consideration by issuing 75,000,000 shares of its common stock to Ms. Wang on July 8, 2010. As a result of this transaction, Ms. Wang is NextMart’s second largest shareholder with a 27.96% ownership of the company. As of March 31, 2011, the balance of subscription receivable was $750,000 due to the Company did not receive the assets from CIGE.

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

The cash fund received was mainly used to repay portion of the borrowings from Mr. Wu Bruno Zheng, our former Chairman and husband of our largest shareholder and the principal liabilities due to the creditors who originally held our convertible notes (See Note 4)

NOTE 9 — RELATED PARTIES TRANSACTIONS

We have the following transactions with related parties during the period ended March 31, 2011.

The amounts due to related parties are summarized as follows:

	March 31, 2011	September 30, 2010
	US$	US$
	(Unaudited)
Redrock Thinktank (Group) Limited	180,215	173,190
Wu Bruno Zheng	539,549	620,581
China Grand Resort, Inc.	-	2,225
	719,764	795,996

The amounts of $180,215 and $539,549 as of March 31, 2011 due to Redrock Thinktank (Group) Limited and Wu Bruno, respectively are due on demand after one-year and bear no interest. The amounts due to Redrock Thinktank (Group) Limited and Mr. Wu Bruno Zheng were mainly used to make payments to investors who originally held our convertible notes.

NOTE 10 —ASSETS AND LIABILITIES HELD FOR SALE

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

Consequently, the following assets and liabilities, which reflect these businesses, have been segregated and included in assets and liabilities of held for sale operations, as appropriate, in the consolidated balance sheet as of March 31, 2011:

	March 31, 2011	September 30, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$529,691	$529,688
Account receivables, net of allowance for doubtful accounts	127,518	127,518
Other receivables	324,493	324,493
Current Assets of Held for Sale	981,702	981,699

Property, plant and equipment, net	379,596	379,596
Non-Current Assets of Held for Sale	$379,596	$379,596

LIABILITIES
Accounts payable	$657,981	$657,981
Other payables and accrued expenses	415,378	409,122
Amount due to related parties	1,897	1,897
Advance from customers	383,512	383,512
Minority interests	(201,042)	(201,042)
Total Liabilities	$1,257,726	$1,251,470

NOTE 11— GOING CONCERN AND MANAGEMENT PLAN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2011, the Company had an accumulated deficit totaling $100,691,457 and its current liabilities exceeded its current assets by $1,779,386. In addition, the Company was in default of the amendment to the Convertible Debt Settlement Agreement (See Note 4). In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On June 22, 2010 the Company also entered into a Strategic Agreement with its shareholder Sun Media Investment Holdings Ltd. (“SMIH”) and with Redrock Land Investment Ltd. (“Redrock Land”), an affiliate of the Company major shareholder Redrock Capital Venture Ltd. (“Redrock”). Redrock Land has agreed to provide NextMart a $1,000,000 interest free loan due on demand after one year. SMIH has agreed to provide NextMart with approximately $6,000,000 worth of advertising space over the next five years in various media outlets owned by it or its affiliates.

In addition to its arrangement with Redrock Land, the Company is actively pursuing additional funding and arrangements with third parties and potential strategic partners in an effort to fund its ongoing working capital requirements. The Company’s working capital requirements for the 12-month period of Fiscal Year 2011 is estimated at approximately $2 million. Management is hopeful that the above actions will allow the Company to continue its operations through the current fiscal year.

NOTE 12—SUBSEQUENT EVENTS

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

Going forward, our business operations will include: art event and art media direct marketing; design and marketing of art-themed products lines created for existing luxury and high-end goods and brands and art themed real estate developments

On or about October 25, 2010, the Company completed a transaction with Mr. Yang Lin under which the Company issued to Mr. Yang Lin 53,651,553 shares of its common stock at a price of $0.01 per share or a total of $536,516. Mr. Yang Lin currently owns 15.93% of the total issued and outstanding shares of the Company.

On or about October 28, 2010, the Company completed a transaction with Mr. Xu Baiqun under which the Company issued to Mr. Xu Baiqun 14,979,254 shares of its common stock at a price of $0.01 per share which is a total of $149,793 or equivalent amount in RMB as determined by the Bank of China foreign exchange rate. Mr. Xu Baiqun currently owns 4.45% of the total issued and outstanding shares of the Company.

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

Results of Operations

Three Months Ended March 31, 2011 compared with Three Months Ended March 31, 2010

The following discussion reflects our results from operations for the three months ended March 31, 2011 compared with the three months ended March 31, 2010. Although there are no revenues from the sale of luxury goods and services for the three months ended March 31, 2011, we will continue to maintain the luxury sales business for the foreseeable future. However, it is not expected to be a significant focus of future business efforts.

Operating Expenses. Our operating expenses (which includes general and administrative expenses, depreciation and amortization and consulting and professional fees) for the three months ended March 31, 2011 and 2010 were $25,866 and $77,430, respectively. General and administrative expenses were $12,560 for the three months ended March 31, 2011, a decrease of $19,028 or 60% from $31,588 for the comparable period in 2010.  The decrease was due to reduced salaries and related expenses at our corporate office due to our scaled down operations. Depreciation and amortization were $52 and $0 for the three months ended March 31, 2011 and 2010, respectively. Consulting and professional fees were $13,254 for the three months ended March 31, 2011, a decrease of $32,588 or 71% from $45,842 for the comparable period in 2010. The reduction in consulting and professional fees for the current period also reflects our scaled down operations.

Other income (expense). For the three months ended March 31, 2011, we had interest expenses of $5,135 compared with interest expenses of $3,747 for the comparable period in 2010. We had an amortization on convertible notes of $13,652 and a loss from marketable securities of $120,000 for the three months ended March 31, 2011 and did not have similar charges of the comparable period in 2010.We had an impairment loss of assets held for sale of $5,670,506 and a gain on disposal of fixed assets of $165 during the 2010 period and we did not have these items for the comparable period for 2011.

Loss from continuing operations before income tax expense. Our loss from operations for the three months ended March 31, 2011 and 2010 was $164,653 and $5,751,518 respectively. The difference was due to the reasons discussed above.

Loss from the operations held for sale.  We had a loss from the sale of operations of $352,368 for the three months ended March 31, 2010 and we did not have such item in 2011.

Other Comprehensive income (loss). We had a foreign currency translation adjustment loss of $4,673 for the three months ended March 31, 2011 compared with a translation income of $7,431 for the comparable period in 2010. The difference is due to the value of the US dollar in comparison to the RMB and HK dollar. We had an unrealized gain of $ 119,400 and unrealized loss of $0 for the three months ended March 31, 2011 and 2010, respectively, due to the recognition of the loss of marketable securities held during the period.

Total Comprehensive Loss. For the three months ended March 31, 2011, we had a comprehensive loss of $49,926 compared with a comprehensive loss of $6,096,455 for the comparable period in 2010.

Six Months Ended March 31, 2011compared with Six Months Ended March 31, 2010

The following discussion reflects our results from operations for the six months ended March 31, 2011compared with the six months ended March 31, 2010. Although there are no revenues from the sale of luxury goods and services for the 2011 first quarter, we will continue to maintain the luxury sales business for the foreseeable future, however, it is not expected to be a significant focus of future business efforts.

Operating Expenses. Our operating expenses (which includes general and administrative expenses, depreciation and amortization and consulting and professional fees) for the six months ended March 31, 2011 and 2010 were $110,601 and $155,475, respectively. General and administrative expenses were $24,716 for the six months ended March 31, 2011, a decrease of $46,442or 65% from $71,158 for the comparable period in 2010.  The decrease was due to reduced salaries and related expenses at our corporate office due to our scaled down operations. Depreciation and amortization were $52 and $195, for the six months ended March 31, 2011 and 2010, respectively.  Consulting and professional fees were $85,833 for the six months ended March 31, 2011, an increase of $1,711 or 2%

from $84,122 for the comparable period in 2010. As stated above, the reduction in consulting and professional fees for the current period also reflect our scaled down operations.

Other income (expense). For the six months ended March 31, 2011, we had interest expenses of $10,127 compared with interest expense of $8,062 for the comparable period in 2010. We had an amortization on convertible notes of $27,146 for the six months ended March 31, 2011 compared with the similar charges of $0 for the comparable period in 2010. We had a loss from marketable securities of $120,000 and the other expense of $136 for the six months ended March 31, 2011 and did not have similar charges of the comparable period in 2010. We had a gain on disposal of assets of $165 and an impairment loss of assets held for sales of $5,670,506 for the six months ended March 31, 2010 and did not have the similar charges for the comparable period in 2011.

Loss from operations before income tax expense. Our loss from operations for the six months ended March 31, 2011 and 2010 was $268,010 and $5,833,878 respectively. The difference was due to the reasons discussed above.

Loss from the operations held for sale. We had a loss from operation held for sales of $352,368 for the six months ended March 31, 2010 and did not have the similar charges of the comparable period in 2011.

Other Comprehensive income (loss). We had a foreign currency translation adjustment loss of $12,250 for the six months ended March 31, 2011 compared with a translation gain of $6,625 for the comparable period in 2010. The difference is due to the value of the US dollar in comparison to the RMB and HK dollar. We had an unrealized gain of $119,100 for the six months ended March 31, 2011due to the recognition of the loss of marketable securities held during the period and an unrealized loss of $11,520 f for the six months ended March 31, 2010 due to the change of the fair value of the marketable securities held during the period.

Total Comprehensive Loss. For the six months ended March 31, 2011, we had a comprehensive loss of $161,160 compared with a comprehensive loss of $6,191,141 for the comparable period in 2010.

Liquidity and Capital Resources.

We have financed our operations primarily through cash generated from equity investments, operating activities and a mixture of short and long-term loans from affiliates (some of which have been converted to equity) and non-affiliates.

The following table summarizes our cash flows for the six months ended March 31, 2011 and 2010:

	For the Six Months Ended March 31,
	2011	2010
	US $	US $
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities	(110,430)	81,237
Net cash (used in) provided by investing activities	(651)	49,072
Net cash provided by (used in) financing activities	112,309	(167,160)
Net effect of exchange rate fluctuations on cash and cash equivalents	1,700	3,160
Net increase (decrease) in cash and cash equivalents	2,928	(33,691)
Cash and cash equivalents at beginning of period	12,912	34,958
Cash and cash equivalents at end of period	15,840	931

As of March 31, 2011, we had total assets of $1,377,741, total liabilities of $3,094,505 and a working capital deficit of $1,779,386.

On October 22, 2010, an amendment to convertible debt settlement agreement was made. Pursuant to such amendment, the Company was required to pay $500,000 no later than 5 business days following the execution of the amendment, and the payment for the remaining balance of $627,126 is extended to March 1, 2011. As of March 31, 2011 the Company has paid the $500,000 principal amount in full. The remaining outstanding balance is $627,126, we are in default of the amendment as of March 31, 2011.

We continue to experience significant losses from operations. We are uncertain as to when we will achieve profitable operations. We have an immediate need for capital to conduct our ongoing operations and to advance the planned venture investment strategy. Our independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements regarding concerns about our ability to continue as a going concern. As of March 31, 2010, we had working capital deficiency of $1,779,386; we had a net loss of $268,010 for the six months ended March 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We expect that the total costs for the Company’s branded Artslux products and services will be approximately $250,000 for the operation in the 12-months period of fiscal 2011. Of the $250,000 amount, it is estimated that $190,000 will be allocated to cost of sales and $60,000 will be allocated to G&A expenses including marketing and logistics for services, rent, salaries, office expenses, and miscellaneous expenses. The Company expects that a substantial portion of the required costs will be funded by the Redrock Land loan. We initially expected revenues from our marketing efforts for our Artslux products and services would commence in the second calendar quarter of 2011, however, we now believe that revenues from such efforts will commence at the end of the fourth calendar quarter of 2011. We also believe that such revenues, along with the Redrock Land loan, will enable the Company to fund this aspect of its operations for the remaining of the year. The delay in the business has been due to ongoing negotiations and discussions with potential partners that have progressed slower than originally expected. Based on the current progress, the Company now believes that revenues from our marketing efforts will begin later in the fourth calendar quarter of 2011.

We originally expected the total costs for the company’s design and marketing of Artslux products and services would approximate $570,000 for 12-months of operations during fiscal 2011. Based on our new assessment of the business, we currently are re-evaluating are assessing this business and expect to have more definitive plans during the third calendar quarter of year 2011.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011 and identified the material weaknesses described below. On our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, we reported these material weaknesses which continue to be material weakness as of March 31, 2011.   Based on that evaluation, we concluded that, because of the material weaknesses described below, as of March 31, 2011, our disclosure controls and procedures were ineffective.

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

Changes in Internal Control over Financial Reporting

Other than described above there were no changes in our internal controls over financial reporting during the three months and the six months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NextMart, Inc.
Date: May 23, 2011		/s/ Wang Yihan
Wang Yihan
Chief Executive Officer

Date: May 23, 2011	By:	/s/ Carla Zhou
Carla Zhou Chief Financial Officer