Form 10-Q
period 2011-06-30
NextMart Inc.
filed 2011-08-22
CIK 1088005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes x No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 336,835,541 shares of common stock outstanding as of August 15, 2011.

I

NEXTMART, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED June 30, 2011

Table of Contents

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2011	September 30, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,470	$12,912
Other receivables, net of allowance for doubtful accounts	3,346	-
Marketable securities	-	900
Current assets held for sale	981,703	981,699
Total Current Assets	1,011,519	995,511

Long-term assets held for sale	379,596	379,596
Property, plant and equipment, net	560	-
TOTAL ASSETS	$1,391,675	$1,375,107

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Other payables and accrued expenses	$658,006	$1,139,803
Amount due to stockholders	148,522	145,562
Amount due to related parties	763,676	795,996
Current liabilities held for sale	1,257,726	1,251,470
Total Current Liabilities	2,827,930	3,332,831

Convertible notes	337,037	283,873
TOTAL LIABILITIES	$3,164,967	$3,616,704

STOCKHOLDERS' DEFICIT
Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued	-	-
Common stock; authorized 750,000,000 shares, par value US$0.01; issued and outstanding 336,835,541 and 268,204,734 shares as of June 30, 2011 and September 30, 2010, respectively	3,368,355	2,682,047
Reserved to be issued 53,029 shares	530	530
Subscription receivable	(750,000)	(750,000)
Additional paid-in capital	96,160,634	96,160,949
Accumulated deficit	(100,738,703)	(100,423,447)
Accumulated other comprehensive loss-Unrealized loss on marketable securities	-	(119,100)
Accumulated other comprehensive loss - Other	185,892	207,424
TOTAL STOCKHOLDERS’ DEFICIT	(1,773,292)	(2,241,597)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,391,675	$1,375,107

See notes to consolidated financial statements

NEXTMART, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-
Operating expenses
General and administrative expenses	16,932	20,955	41,648	92,113
Depreciation and amortization	52	-	104	195
Consulting and professional fees	11,242	27,260	97,075	111,382
	28,226	48,215	138,827	203,690
Operating loss	(28,226)	(48,215)	(138,827)	(203,690)
Other income (expense)
Amortization of discount on convertible note	(13,773)	-	(40,918)	(1,518)
Interest expense	(5,247)	(4,880)	(15,374)	(11,424)
Other expense	-	-	(137)	-
Loss from marketable securities	-	-	(120,000)	-
Gain on disposal of fixed assets	-	-	-	165
Exchange gain of foreign currency transaction	-	51	-	51
	(19,020)	(4,829)	(176,429)	12,726
Loss from continuing operations before income tax expense	(47,246)	(53,044)	(315,256)	(216,416)
Income tax expense	-	-	-	-
Loss from continuing operations	(47,246)	(53,044)	(315,256)	(216,416)
Impairment loss of assets held for sale	-	-	-	(5,670,506)
Loss from held for sale operations	-	-	-	(352,368)
Net Loss	(47,246)	(53,044)	(315,256)	(6,239,290)
Other comprehensive income (loss)
Foreign currency translation adjustment	(9,282)	(1,971)	(21,533)	8,597
Unrealized gain (loss)	-	420	119,100	(11,100)
Total comprehensive loss	$(56,528)	$(54,595)	$(217,689)	$(6,241,793)

Weighted average number of common shares outstanding – basic and diluted	336,835,541	193,204,734	325,481,180	350,373,852
Loss per share
Continuing operations – basic and diluted	$(0.0001)	$(0.0003)	$(0.0010)	$(0.0006)
Held for sale operations – basic and diluted	$-	$-	$-	$(0.0172)
Continuing operations and held for sale operations – basic and diluted	$(0.0001)	$(0.0003)	$(0.0010)	$(0.0178)

See notes to consolidated financial statements

NEXTMART, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations
Net loss	$(315,256)	$(6,239,290)
Depreciation and amortization	104	195
Loss from marketable securities	120,000	-
Interest expense	-	12,942
Gain on disposal of fixed assets	-	(165)
Amortization of discount on convertible notes	40,918	-
Held for sale operations	-	6,022,874
Change in operating assets and liabilities
Other receivables	(3,346)	8,406
Accounts payable, other payables and accruals	18,186	(53,653)
Net Cash Used in Operating Activities from continuing operations	(139,394)	(248,691)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(665)	-
Amounts collected (due) from related party	-	49,072
Net Cash Provided by (Used in) Investing Activities from continuing operations	(665)	49,072

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to original convertible notes holders	(499,983)	(582,000)
Amounts due to shareholders	-	(296,830)
Amounts due to related parties	(32,320)	711,546
Unregistered sales of common shares	686,307	-
Issued convertible notes	-	337,623
Net Cash Provided by Financing Activities from continuing operations	154,004	170,339

Effect of exchange rate fluctuations on cash and cash equivalents	(387)	(1,267)

Net increase (decrease) in cash and cash equivalents from continuing operations	13,558	(30,547)
Net increase /(decrease) in cash and cash equivalents from discontinued operations	-	(335)
Net decrease in cash and cash equivalents	13,558	(30,882)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,912	34,958
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,470	$4,076
Supplemental disclosure of cash flow information
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

See notes to consolidated financial statements

NEXTMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

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

As a result, NextMart’s planned business operations for the next 12-monhts will consist of 1) the sale of marketing solutions through art events and art media marketing channels, and 2) the design and marketing of art-themed products lines for existing luxury and high-end goods and services, and art themed real estate developments.

On June 22, 2010, NextMart also entered into strategic cooperative agreements (“Strategic Agreements”) with its shareholder Sun Media Investment Holdings Ltd. (“SMIH”) and with Redrock Land Investment Ltd. (“Redrock Land”), an affiliate of the Company’s major shareholder Redrock Capital Venture Ltd. (“Redrock”).

Under the Strategic Agreements, Redrock Land will provide NextMart a $1,000,000 interest free, unsecured loan in 12 months. Any amounts loaned will be due on demand any time after the first anniversary of the loan. As of June 30, 2011, the loan has not been provided to the Company. Redrock Land also agreed that within the next 24 months, it will partner with NextMart on three of its real estate development projects that are art related.  For each such project, NextMart will act as the project’s concept, marketing, and sales consultant. Redrock Land is a BVI registered company engaged in land investment and development in China and it typically co-invests with real estate developers to acquire land and launch development projects. As part of its cooperation with NextMart, Redrock Land will secure land and developing partners for three art related developments for which NextMart will provide consulting service to the developers. Under the Strategic Agreements, SMIH has agreed to provide NextMart with approximately $6,000,000 worth of advertising space over the next five years in various media outlets owned by it or its affiliates. The $6,000,000 worth of advertising space will be allocated to NextMart such that every year for 5 succeeding years. NextMart will have access to $1,200,000 in advertising space in various print magazines and online websites and e-magazines owned by SMIH or its affiliates each year. Such advertising space will be subject to availability and market prices, and the Company intends to limit the use of the advertising space to market its Artslux products. As of June 30, 2011, no advertising space has yet to be allocated to NextMart.

Basis of Consolidation and Presentation

The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries named Cancer Institute of China Ltd. and China Cancer Institute Beijing Ltd. All significant inter-company balance and transactions have been eliminated in consolidation.

The consolidated interim financial information as of June 30, 2011 and for the three-month periods and nine-month periods ended June 30, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of June 30, 2011, and consolidated results of operations, and cash flows for the three month and nine month periods ended June 30, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates applied are as follows:

RMB exchange rate at June 30, 2011 and September 30, 2010,	6.46300	6.69810
Average RMB exchange rate for the three months ended June 30, 2011 and 2010,	6.53160	6.82135
Average RMB exchange rate for the nine months ended June 30, 2011 and 2010,	6.55960	6.81760
HKD exchange rate at June 30, 2011 and September 30, 2010,	7.78320	7.75820
Average HKD exchange rate for the three months ended June 30, 2011 and 2010,	7.78190	7.76666
Average HKD exchange rate for the nine months ended June 30, 2011 and 2010,	7.77730	7.76370

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “’ Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

NOTE 2 – MARKETABLE SECURITIES

Marketable securities are considered as available for sale and are recorded at market value. The marketable securities are summarized as follow:

	June 30, 2011		September 30, 2010
	Number of shares	Amount	Number of shares	Amount
		US $		US $
	(Unaudited)

CHINA GRAND RESORTS, INC AT COST	3,000	120,000	3,000	120,000
Unrealized loss		-		(119,100)
Realized loss		(120,000)		-
Net balance		-		900

Due to the fact that the market for China Grand Resorts, Inc common stock on the Over the Counter Bulletin Board has been limited or non-existent for a significant period of time, management determined to recognize an impairment loss on marketable securities of $120,000 in the second quarter of 2011.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

Property and equipment is summarized as follows:

	June 30, 2011	September 30, 2010
	US$	US$
	(Unaudited)
Computer	664	-
Less: accumulated amortization	104	-
Net	560	-

Amortization for three month ended June 30, 2011 and 2010 was $52 and nil respectively, respectively. Amortization for nine month ended June 30, 2011 and 2010 was $104 and $195, respectively.

NOTE 4 - CONVERTIBLE NOTES

On March 26, 2010, we completed a Convertible Debt Settlement Agreement with Hua Hui to convert RMB 2,255,000 (approximately $330,000) outstanding loans due to Hua Hui into a convertible promissory note with a principal amount of RMB 2,255,000 (approximately $341,000 as of December 31, 2010) and will due on September 3, 2011. The convertible promissory is effective as of March 3, 2010 and has the following features:

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

As the market price of the common shares was higher than the conversion price at the date of issuance, the company recognized a beneficial conversion feature as a discount to the convertible note. The beneficial conversion feature discount needs to be amortized using the effective interest method over the life of the convertible note of 18 months. The Company credited $79,185 to additional paid-in capital and debited the same amount to the discount to the convertible note on March 26, 2010. The amortization of discount on convertible notes was $13,773 for the three months ended June 30, 2011. The interest expense on the convertible note for the three months ended June 30, 2011 is $5,247. The amortization of discount on convertible notes was $40,918 for the nine months ended June 30, 2011. The interest expense on the convertible note for the nine months end June 30, 2011 was $15,374.

Convertible note as of June 30, 2011 consists of the following:

	June 30, 2011	September 30, 2010
	US$	US$
	(Unaudited)
Face amount of convertible note payable	348,908	336,663
Discount representing the beneficial conversion feature	(79,185)	(79,185)
Accumulated amortization of discount	67,314	26,395
	337,037	283,873

NOTE 5 - OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follows:

	June 30, 2011	September 30, 2010
	US$	US$
	(Unaudited)
Other payables- payable to the creditors who originally held our convertible notes	628,143	1,128,126
Accrued interest expenses for convertible notes	27,645	11,677
China Grand Resort, Inc.	2,218	-
	658,006	1,139,803

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

During fiscal year 2010, we made $100,000, $250,000, $165,000 and $67,000 in principal payments. As we disposed our holdings of CECU shares in the CIGE transaction, we are now required to pay the $610,126 of interest and penalty due in cash or cash equivalents. As of September 30, 2010, we made payments of $982,000 in principal and have not paid any interest and default penalties. As of September 30, 2010, the remaining balance of the note is $1,128,126 which includes principal of $518,000 and interest and default penalties of $610,126.

On October 22, 2010, an amendment to convertible debt settlement agreement was made. Pursuant to such amendment, the Company was required to pay $500,000 no later than 5 business days following the execution of the amendment and the payment for the remaining balance of $627,126 was due March 1, 2011. As of June 30, 2011, the Company has paid the $499,983 principal amount in full and the remaining outstanding balance is $ 628,143. Management plans to resolve this issue in next few months.

NOTE 6 -AMOUNTS DUE TO STOCKHOLDERS

The amounts due stockholders are summarized as follows:

	June 30, 2011	September 30, 2010
	US$	US$
	(Unaudited)
Redrock Capital Venture Limited	148,522	145,562
	148,522	145,562

The amounts due to Redrock Capital Venture Limited are due on demand and bear no interest.

NOTE 7 – LOSS PER SHARE

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

The following table presents a reconciliation of basic and diluted net loss per share:

	The three months ended
	June 30, 2011	June 30, 2010

Numerator used in basic net loss per share:
Net loss from continuing operation	$(47,246)	$(53,044)
Net loss from held for sale operation	$-	$-
Shares (denominator):	336,835,541	193,204,734
Weighted average common shares outstanding
Weighted average common shares outstanding used in computing diluted loss per ordinary share	336,835,541	193,204,734
Loss per share from continuing operations-basic and diluted	$(0.0001)	$(0.0003)
Loss per share held for sale operations – basic and diluted	$-	$-
Continuing operations and held for sale operations – basic and diluted	$(0.0001)	$(0.0003)

	The nine months ended
	June 30, 2011	June 30, 2010

Numerator used in basic net loss per share:
Net loss from continuing operation	$(315,256)	$(216,416)
Net loss from held for sale operation	$-	$(6,022,874)
Shares (denominator):	325,481,180	350,373,852
Weighted average common shares outstanding
Weighted average common shares outstanding used in computing diluted loss per ordinary share	325,481,180	350,373,852
Loss per share from continuing operations-basic and diluted	$(0.0010)	$(0.0006)
Loss per share held for sale operations – basic and diluted	$-	$(0.0172)
Continuing operations and held for sale operations – basic and diluted	$(0.0010)	$(0.01783)

NOTE 8 -AMOUNTS DUE TO RELATED PARTIES

We have received loans from time to time from Redrock Thinktank (Group) Limited and Mr. Bruno Wu, who are affiliates. The following reflects the transactions with these related parties during the period ended June 30, 2011.

The amounts due to related parties are summarized as follows:

	June 30, 2011	September 30, 2010
	US$	US$
	(Unaudited)
Redrock Thinktank (Group) Limited	180,342	173,190
Wu Bruno Zheng	583,334	620,581
China Grand Resort, Inc.	-	2,225
	763,676	795,996

The amounts $180,342 and $583,334 as of June 30, 2011 due to Redrock Thinktank (Group) Limited and Mr. Wu, respectively are due on demand after one-year from the loan date and bear a free interest. The amounts due to Redrock Thinktank (Group) Limited and Mr. Wu were mainly used to make payments to investors who originally held our convertible notes.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Commitments

We have entered into a building lease for our office located in Beijing. The lease is from September 27, 2010 to July 31, 2011. The leasing period has been extended for one year, from August 1, 2011 to July 31, 2012, with annual rental $33,200. The lease expense for the nine months ended June 30, 2011 amounted to $24,900. Future minimum lease payments under non-cancellable operating lease agreements at June 30, 2011 were as follows:

Period ending September 30,	Amount
2011	$8,300
2012	27,667
Total	$35,967

NOTE 10- ASSETS AND LIABILITIES HELD FOR SALE

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

Consequently, the following assets and liabilities, which reflect these businesses, have been segregated and included in assets and liabilities of held for sale operations, as appropriate, in the consolidated balance sheet as of June 30, 2011:

	June 30, 2011	September 30, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$529,692	$529,688
Account receivables, net of allowance for doubtful accounts	127,518	127,518
Other receivables	324,493	324,493
Current Assets of Held for Sales Operation	$981,703	$981,699

Property, plant and equipment, net	379,596	379,596
Non-Current Assets of Held for Sales Operation	$379,596	$379,596

LIABILITIES
Accounts payable	$657,981	$657,981
Other payables and accrued expenses	415,378	409,122
Amount due to related parties	1,897	1,897
Advance from customers	383,512	383,512
Minority interests	(201,042)	(201,042)
Total Liabilities	$1,257,726	$1,251,470

NOTE 11- GOING CONCERN AND MANAGEMENT PLAN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2011, the Company had an accumulated deficit totaling $100,738,703 and its current liabilities exceeded its current assets by $1,816,411. In addition, the Company was in default of the amendment to the Convertible Debt Settlement Agreement (See Note 4).  In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In addition to its arrangement with Redrock Land, the Company is actively pursuing additional funding and arrangements with third parties and potential strategic partners in an effort to fund its ongoing working capital requirements. The Company’s working capital requirements for the next 12 months is estimated at approximately $2 million. Management is hopeful that the above actions will allow the Company to continue its operation through such period.

NOTE 12- SUBSEQUENT EVENT

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

As used in this annual report, the terms “we”, “us”, “our”, and “NXMR” mean NextMart, Inc. and its wholly- subsidiaries.

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

Going forward, our business operations will include: art event and art media direct marketing; design and marketing of art-themed products lines created for existing luxury and high-end goods and brands and art themed real estate developments

On or about October 25, 2010, the Company completed a transaction with Mr. Yang Lin under which the Company agreed to issue to Mr. Yang Lin 53,651,553 shares of its common stock at a price of $0.01 per share or a total of $536,516. The shares were issued to Mr. Yang Lin on November 17, 2010. After the transaction, Mr. Yang Lin owns 15.93% of the total issued and outstanding shares of the Company. On October 28, 2010, the Company completed a transaction with Mr. Xu Baiqun under which the Company agreed to issue to Mr. Xu Baiqun 14,979,254 shares of its common stock at a price of $0.01 per share which is a total of $149,793 or equivalent amount in RMB as determined by the Bank of China foreign exchange rate. The shares were issued to Mr. Xu Baiqun on November 17, 2010.After the transaction, Mr. Xu Baiqun owns 4.45% of the total issued and outstanding shares of the Company.

We remind investors that our plans to re-focus our business to participate in the art and high-end industry in China are subject to substantial risks and uncertainties. We have not made substantial progress in reaching our objectives. We cannot predict whether we will be successful in identifying, selecting and investing in business, technologies, or treatments that will prove successful in our new business efforts. Our efforts will be subject to our ability to raise additional funds (which in turn will cause dilution to existing stockholders), formal agreements with numerous parties, and various approvals. Therefore, we cannot predict with certainty whether we will be successful in our re-structuring efforts and the exact combination of efforts required to achieve success.

Basis of Consolidation and Presentation

The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries named Cancer Institute of China Ltd. and China Cancer Institute Beijing Ltd. All significant inter-company balance and transactions have been eliminated in consolidation.

The consolidated interim financial information as of June 30, 2011 and for the three-month periods and nine-month periods ended June 30, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of June 30, 2011, and consolidated results of operations, and cash flows for the three month and nine month periods ended June 30, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Results of Operations

Three Months Ended June 30, 2011 compared with Three Months Ended June 30, 2010

The following discussion relates to our results from operations of existing internet and marketing consulting businesses for the three months ended June 30, 2011.

Operating Expenses. Operating expenses which include general and administrative expenses, consulting and professional fees, and depreciation and amortization, for the three months ended June 30, 2011 totaled $28,226, a decrease of $ 19,989 or 41% from $48,215 for the comparable period in 2010. General and administrative expenses were $16,932 for the 2011 period, a decrease of $4,023 or 19% from $20,955 for the comparable period in 2010. The decrease is due to reduced head count and related salaries and expenses at our corporate office. The increase is due to office equipment depreciation which was purchased in 2010. Consulting and professional fees for three months ended June 30, 2011 period totaled $11,242, a decrease of $16,018 or 59% from $27,260 for the comparable period in 2010. The decrease reflects our scaled down operations.

Other Income (Expense). We had an Interest expense of $5,247 for the three months ended June 30, 2011 compared with an interest expense of $4,880 for the comparable period in 2010. We had an amortization on convertible notes of $13,773 for the three months ended June 30, 2011 and did not have similar charges of the comparable period in 2010.

Loss from continuing operations. Our loss from continuing operations for the three months ended June 30, 2011 and 2010 was $47,246 and $53,044, respectively. The difference was due to the reasons discussed above.

Net loss. We had a net loss of $47,246 for the 2011 period compared with a net loss of $53,044 for the comparable period in 2010.

Other Comprehensive Income (Loss). We had a foreign currency translation adjustment loss of $9,282 for the three months ended June 30, 2011 compared with a loss of $1,971 for the comparable period in 2010. The difference is due to the value of the US dollar in comparison to the RMB and HK dollar. In 2010, we had an unrealized gain on marketable securities of $420 for the comparable period in 2010, but no such issue in 2011.

Total comprehensive loss. For the three months ended June 30, 2011, we had a comprehensive loss of $56,528 compared with a comprehensive loss of $54,595 for the comparable period in 2010 for the reasons discussed above.

Nine Months Ended June 30, 2011 compared with Nine Months Ended June 30, 2010

The following discussion relates to our results from operations of existing internet and marketing consulting businesses for the nine months ended June 30, 2011.

Operating Expenses. Operating expenses which included general and administrative expenses, consulting and professional fees, and depreciation and amortization, for the nine months ended June 30, 2011 totaled $138,827, a decrease of $ 64,863 or 32% from $203,690 for the comparable period in 2010. General and administrative expenses were $41,648 for the nine months ended June 30, 2011, a decrease of $50,465 or 55% from $92,113 for the 2010 comparable period. The decrease is due to reduced headcount and related salaries and expenses at our corporate office due to our scaled down operations. Consulting and professional fees were $97,075 for the nine months ended June 30, 2011, a decrease of $14,307 or 13% from $111,382 for the comparable period in 2010. The decrease reflects lower consulting fees due to the scaled down operations during such periods.

Other Income (Expense). We had an interest expense of $15,374 for the 2011 period compared with an interest expense of $11,424 for the comparable period in 2010. For the convertible notes, Conversion price is set by the agreement, not fair value at the agreement date. We need to consider the fair value as of agreement date because if the conversion price is lower than the market price, the convertible note has a beneficial conversion feature which need to be recognized and amortized over the term of the convertible notes. We had an amortization on convertible notes of $40,918 for the nine months ended June 30, 2011 compared with the similar charges of $1,518 for the comparable period in 2010. For the marketable securities of China Grand Resorts, Inc. has been closed from November 22, 2010, the securities was possibly not be recovered and we recognized loss during this period. We had a loss from marketable securities of $120,000 and the other expense of $137 for the nine months ended June 30, 2011 and did not have similar charges of the comparable period in 2010.

Loss from continuing operations. Our loss from continuing operations for the nine months ended June 30, 2011 and 2010 was $315,256 and $216,416, respectively. The difference is due to the reasons discussed above.

Loss from held for sale operations. We had a loss from operation held for sales of $352,368 for the nine months ended June 30, 2010 and did not have the similar charges of the comparable period in 2011. We had an impairment loss of assets held for sale of $5,670,506 for the nine months ended June 30, 2010. We did not have similar charges for the comparable period in 2011.

Net loss. We had a net loss of $315,256 for the nine months ended June 30, 2011 compared with a net loss of $6,239,290 for the comparable period in 2010.

Other Comprehensive Income (Loss). We had a foreign currency translation adjustment loss of $21,533 for the nine months ended June 30, 2011 compared with a translation gain of $8,597 for the comparable period in 2010.  The difference is due to the value of the US dollar in comparison to the RMB and HK dollar. We had an unrealized gain of $119,100 for the nine months ended June 30, 2011 as a result of the recognition of the loss of marketable securities held during the period and an unrealized loss of $11,100 for the nine months ended June 30, 2010 from the change of the fair value of the marketable securities held during the period.

Total comprehensive loss. For the nine months ended June 30, 2011, we had a comprehensive loss of $217,689 compared with a comprehensive loss of $6,241,793 for the comparable period in 2010 for the reasons discussed above.

 Liquidity and Capital Resources

We have financed our operations primarily through cash generated from equity infusions, operating activities and a mixture of short and long-term loans for affiliated and non-affiliated parties.

The following table summarizes our cash flows for the nine months ended June 30, 2011 and 2010:

	Unaudited
	Nine Months Ended June 30,
	2011	2010
Net cash use in operating activities from continuing operations	$(139,394)	$(248,691)
Net cash provided by (used in) investing activities from continuing operations	(665)	49,072
Net cash provided by financing activities from continuing operations	154,004	170,339
Net effect of exchange rate changes on consolidation	(387)	(1,267)

Net decrease in cash and cash equivalents from continuing operations	13,558	(30,547)
Net (decrease)increase in cash and cash equivalents from discontinued operations	-	(335)
Cash and cash equivalents at beginning of period	12,912	34,958
Cash and cash equivalents at end of period	26,470	4,076

As of June 30, 2011, we had total assets of $1,391,675, total liabilities of $3,164,967 and working capital deficit of $1,816,411

On October 22, 2010, we made an amendment to convertible debt settlement agreement. Pursuant to such amendment, the Company was required to pay $500,000 no later than 5 business days following the execution of the amendment, and the payment for the remaining balance of $627,126 was due March 1, 2011. As of June 30, 2011 the Company has paid the $499,983 principal amount in full and the remaining outstanding balance is $628,143.

We continue to experience significant losses from operations. We are uncertain as to when we will achieve profitable operations. We have an immediate need for capital to conduct our ongoing operations and to advance the planned venture investment strategy. Our independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements regarding concerns about our ability to continue as a going concern. As of June 30, 2011, we had working capital deficiency of $1,816,411; we had a net loss of $315,256 for the nine months ended June 30, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We expect that the total costs for the Company’s branded Artslux products and services will be approximately $250,000 for the aspect of the operations during the 12-months period from June 30, 2011. Of the $250,000 amount, it is estimated that $190,000 will be allocated to cost of sales and $60,000 will be allocated to G&A for expenses including marketing and logistics for services, rent, salaries, office expenses, and miscellaneous expenses. The Company expects that a substantial portion of the required costs will be funded by the Redrock Land loan.

We expect that the total costs for the ArtChina art related marketing and product design business will be approximately $820,000 for this aspect of the operations during the next 12-month period. Of the $820,000 amount, $360,000 will be allocated to cost of sales which includes government lobbying, and professional services fees for feasibility reports and concept designer, $460,000 will be allocated to selling expenses including marketing and sales, and general and administrative expenses including rent, and salaries, among other costs. The Company expects the required capital for this business to come from a planned round of fundraising from third parties which we expect to undertake in the fourth calendar quarter of 2011. At the current time, we have no commitments from any third party in respect of the proposed fundraising effort. Prior to such fundraising, the Company may develop the initial aspects of its business using funds from the Redrock Land loan, and from revenues generated from other business to the extent that such revenues are available.

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

Contractual Obligations

The majority of our operations are in China, where we have leased an office in Beijing. Our Beijing office consists of 90 square meters. The lease extends for a period of one year terminating on July 31, 2012. Our yearly rent is $33,200. We believe that our existing facilities are adequate to meet our current requirements, and that future growth can be accommodated by leasing additional or alternative space.

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “’ Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  On our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, we reported these material weaknesses which continue to be material weakness as of June 30, 2011. Based on that evaluation, we concluded that, because of the material weaknesses described below, as of June 30, 2011, our disclosure controls and procedures were ineffective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of June 30, 2011 was not effective. Management identified the following material weaknesses as of June 30, 2011:

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

Changes in Internal Control over Financial Reporting

Other than described above there were no changes in our internal controls over financial reporting during the nine months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. EXHIBITS AND REPORTS OF FORM 8-K.

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

NextMart, Inc.
Date: August 22, 2011		/s/ Wang Yihan
Wang Yihan
Chief Executive Officer

Date: August 22, 2011	By:	/s/ Carla Zhou
Carla Zhou Chief Financial Officer