Form 10-Q/A
period 2011-06-30
NextMart Inc.
filed 2011-10-05
CIK 1088005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

Amendment No. 1 to

FORM 10-Q/A

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from to .

NextMart, Inc.

 (Exact name of registrant as specified in Charter)

DELAWARE	000-26347	410985135
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Oriental Plaza Bldg. W3, Twelfth Floor

1 East Chang’an Avenue, Dongcheng District

Beijing, 100738 PRC

 (Address of Principal Executive Offices)

 _______________

 +86 (0)10 8518 9669

 (Issuer Telephone number)

_______________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer Accelerated Filer 

Non-Accelerated Filer Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 336,835,541 shares of common stock outstanding as of August 15, 2011.

EXPLANATORY NOTE

The Company filed its Form 10-Q for the quarterly period ended June 30, 2011 with the Securities and Exchange Commission on August 22, 2011 (“Form 10-Q”). This Amendment No 1 to the Form 10-Q is filed in to include the Subsequent Event contain in footnote 12 to our unaudited financial statements.

Except to the extent expressly set forth herein, this amended Form 10-Q speaks as of the filing date of the original Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by the Staff. Accordingly, this amended Form 10-Q should be read in conjunction with our filings made with the Securities and Exchange Commission.

NEXTMART, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED June 30, 2011

Table of Contents

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2011	September 30, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,470	$12,912
Other receivables, net of allowance for doubtful accounts	3,346	-
Marketable securities	-	900
Current assets held for sale	981,703	981,699
Total Current Assets	1,011,519	995,511

Long-term assets held for sale	379,596	379,596
Property, plant and equipment, net	560	-
TOTAL ASSETS	$1,391,675	$1,375,107

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Other payables and accrued expenses	$658,006	$1,139,803
Amount due to stockholders	148,522	145,562
Amount due to related parties	763,676	795,996
Current liabilities held for sale	1,257,726	1,251,470
Total Current Liabilities	2,827,930	3,332,831

Convertible notes	337,037	283,873
TOTAL LIABILITIES	$3,164,967	$3,616,704

STOCKHOLDERS' DEFICIT
Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued	-	-
Common stock; authorized 750,000,000 shares, par value US$0.01; issued and outstanding 336,835,541 and 268,204,734 shares as of June 30, 2011 and September 30, 2010, respectively	3,368,355	2,682,047
Reserved to be issued 53,029 shares	530	530
Subscription receivable	(750,000)	(750,000)
Additional paid-in capital	96,160,634	96,160,949
Accumulated deficit	(100,738,703)	(100,423,447)
Accumulated other comprehensive loss-Unrealized loss on marketable securities	-	(119,100)
Accumulated other comprehensive loss-Other	185,892	207,424
TOTAL STOCKHOLDERS’ DEFICIT	(1,773,292)	(2,241,597)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,391,675	$1,375,107

See notes to consolidated financial statements

NEXTMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	$2010	2011	$2010
Sales	$-	-	$-	-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-
Operating expenses
General and administrative expenses	16,932	20,955	41,648	92,113
Depreciation and amortization	52	-	104	195
Consulting and professional fees	11,242	27,260	97,075	111,382
	28,226	48,215	138,827	203,690
Operating loss	(28,226)	(48,215)	(138,827)	(203,690)
Other income (expense)
Amortization of discount on convertible note	(13,773)	-	(40,918)	(1,518)
Interest expense	(5,247)	(4,880)	(15,374)	(11,424)
Other expense	-	-	(137)	-
Loss from marketable securities	-	-	(120,000)	-
Gain on disposal of fixed assets	-	-	-	165
Exchange gain of foreign currency transaction	-	51	-	51
	(19,020)	(4,829)	(176,429)	12,726
Loss from continuing operations before income tax expense	(47,246)	(53,044)	(315,256)	(216,416)
Income tax expense	-	-	-	-
Loss from continuing operations	(47,246)	(53,044)	(315,256)	(216,416)
Impairment loss of assets held for sale	-	-	-	(5,670,506)
Loss from held for sale operations	-	-	-	(352,368)
Net Loss	(47,246)	(53,044)	(315,256)	(6,239,290)
Other comprehensive income (loss)
Foreign currency translation adjustment	(9,282)	(1,971)	(21,533)	8,597
Unrealized gain (loss)	-	420	119,100	(11,100)
Total comprehensive loss	$(56,528)	$(54,595)	$(217,689)	$(6,241,793)

Weighted average number of common shares outstanding – basic and diluted	336,835,541	193,204,734	325,481,180	350,373,852
Loss per share
Continuing operations – basic and diluted	$(0.0001)	$(0.0003)	$(0.0010)	$(0.0006)
Held for sale operations – basic and diluted	$-	$-	$-	$(0.0172)
Continuing operations and held for sale operations – basic and diluted	$(0.0001)	$(0.0003)	$(0.0010)	$(0.0178)

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

The following table presents a reconciliation of basic and diluted net loss per share:

The three months ended June 30, 2011 June 30, 2010
Numerator used in basic net loss per share: Net loss from continuing operation $ (47,246) $ (53,044) Net loss from held for sale operation $ - $ - Shares (denominator): Weighted average common shares outstanding 336,835,541 193,204,734 Weighted average common shares outstanding used in computing diluted loss per ordinary share 336,835,541 193,204,734 Loss per share from continuing operations-basic and diluted $ (0.0001) $ (0.0003) Loss per share held for sale operations – basic and diluted $ - $ - Continuing operations and held for sale operations – basic and diluted $ (0.0001) $ (0.0003)

The nine months ended June 30, 2011 June 30, 2010
Numerator used in basic net loss per share: Net loss from continuing operation $ (315,256) $ (216,416) Net loss from held for sale operation $ - $ (6,022,874) Shares (denominator): Weighted average common shares outstanding 325,481,180 350,373,852 Weighted average common shares outstanding used in computing diluted loss per ordinary share 325,481,180 350,373,852 Loss per share from continuing operations-basic and diluted $ (0.0010) $ (0.0006) Loss per share held for sale operations – basic and diluted $ - $ (0.0172) Continuing operations and held for sale operations – basic and diluted $ (0.0010) $ (0.0178)

NOTE 8 -AMOUNTS DUE TO RELATED PARTIES

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

In addition to its arrangement with Redrock Land, the Company is actively pursuing additional funding and arrangements with third parties and potential strategic partners in an effort to fund its ongoing working capital requirements. The Company’s working capital requirements for the next 12 months is estimated at approximately $2 million. Management is hopeful that the above actions will allow the Company to continue its operations through such period.

NOTE 12- SUBSEQUENT EVENT

On July 20, 2011, NextMart Inc. (the “Company”) entered into an acquisition transaction wherein its subsidiary AuKeSaSi (Beijing) Art Market Consulting Company acquired 100% of Beijing Gaolaiqi Culture Communications Co. Ltd. (“BGCC”) which has RMB 3 million in registered capital in exchange for 368,941,292 shares of the Company at a price of US$0.00125 per share. BGCC was 52% held by Ms. Zhu Yun and 48% held by Liaoning Chengde Trading Co. Ltd. (“LCT”). Of the 368,941,292 Company shares, 191,849,472 will be transferred to Ms. Zhu Yun and 177,091,820 will be transferred to LCT totaling 100% of BGCC and its registered capital. The Company assumed the control of BGCC and its capital immediately upon the transaction.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of June 30, 2011 was not effective. Management identified the following material weaknesses as of June 30, 2011:

Lack of Internal Audit Function - We lack qualified resources to perform our internal audit functions properly. In addition, we have not yet fully developed the scope and effectiveness of our internal audit function.

Insufficient U.S. GAAP Accounting Skills and Experience - We found that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

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

NextMart, Inc.
Date: September 15, 2011		/s/ Wang Yihan
Wang Yihan
Chief Executive Officer

Date: September 15, 2011	By:	/s/ Carla Zhou
Carla Zhou Chief Financial Officer