Form 10-Q/A
period 2011-06-30
NextMart Inc.
filed 2011-11-18
CIK 1088005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

Amendment No. 2 to

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q/A of NextMart, Inc. (the “Company”) for the quarter ended June 30, 201, as (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on October 5, 2011. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextMart, Inc.
Date: November 14, 2011		/s/ Wang Yihan
Wang Yihan
Chief Executive Officer

Date: November 14, 2011	By:	/s/ Carla Zhou
Carla Zhou Chief Financial Officer