Form 10-K
period 2016-09-30
NextMart Inc.
filed 2019-01-10
CIK 1088005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-26347

NextMark, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	410985135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

224 Datura St.

West Palm Beach, FL 33401

(Address of Principal Executive Offices)

561-570-4301

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ *

* The registrant is a voluntary filer of reports required to be filed by certain companies under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐      No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2018, 630,829,862 shares of the issuer's Common Stock were outstanding

The aggregate market value of the voting Common Stock held by non-affiliates on December 31, 2018 was $756,996 using the closing price on $0.0012.

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

As a result, NextMart’s planned business operations for 2011 consisted of 1) art event and art media direct marketing, and 2) the design and marketing of art-themed products lines for existing luxury and high-end goods and services, and art themed real estate developments.

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

Our Current Business Strategy

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

Employees

As of December 2018, the Company as no employees.

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

Item 1B.  Unresolved SEC Comments

Not applicable.

Item 2. Properties

Our premises are located at 224 Datura Street, West Palm Beach, Florida, 33401 USA.

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

Item 4. Submissions of Matters to a Vote of Security Holders

None

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of May 2007, our common stock was quoted on the Over the Counter Bulletin Board under the symbol “NXMR” and we had 439 shareholders of record as of March 21, 2012.

Dividend Policy

We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

As of the date of this report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Sales of Unregistered Securities

None

Repurchase of Equity Securities

We did not repurchase any securities within the fiscal year ended September 30, 2016.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data

Reference is made to the Index to the audited consolidated financial statements on Page F-1 for our audited consolidated financial statements and notes thereto and supplementary schedules.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, we concluded that, because of the material weaknesses described below, as of September 30, 2016, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

- pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

- provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of September 30, 2016 was not effective. Management identified the following material weaknesses as of September 30, 2016:

- Lack of Internal Audit Function - We lack qualified resources to perform our internal audit functions properly. In addition, we have not yet fully developed the scope and effectiveness of our internal audit function.

- Insufficient U.S. GAAP Accounting Skills and Experience - We found that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

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

Changes in Internal Control over Financial Reporting

Other than described above, there were no changes in our internal controls over financial reporting during our fiscal year ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive officers and Corporate Governance

The following table sets forth the name, age, position and term of office for each our executive officers and directors.

NAME	AGE	POSITION	DATE POSITION FIRST HELD

Daniel Sobolewski	40	Chairman, Chief Executive Officer and Director	December 31, 2018

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

Item 11. Executive Compensation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13. Certain Relationship and Related Transactions and Director Independence.

Except as stated herein, since the beginning of our last fiscal year, there have been no transactions or proposed transactions, involving us and any of our officers, directors, promoters, or control persons, or any related persons thereof, the amount of which exceeds $120,000.

Item 14. Principal Accountant Fees and Services

No auditing fees have been paid during fiscal year 2016.

PART III

Item 15.    Exhibits and Financial Statement Schedules

Financial Statements

The financial statements are attached immediately after the signature page of this Annual Report on Form 10-K.

Exhibit

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Next Mart Inc.

Balance Sheet

As at September 30, 2016 (Unaudited)

		As at September 30, 2016
	Notes	(Unaudited)
		($)
ASSETS
Current Assets
Cash and cash equivalents	4	4,256,207
Accounts receivable , net	5	3,947
Current assets held for sale	6	1,102,571

Total Current Assets		5,362,724

Long term assets held for sale	7	131,118
Property, plant and equipment, net	8	1,835

Total Assets		5,495,678

EQUITY & LIABILITIES

Current Liabilities
Other payables and accrued expense	9	690,239
Amount due to Stockholders	10	132,207
Amount due to related parties	11	577,392
Current liabilities held for sale	12	1,257,726

Total Current Liabilities		2,657,564

Convertible notes	18	578,700
Long term loan - convertible		180,000
Long term loan		40,000

Total Liabilities		3,456,264

SHAREHOLDER'S EQUITY

Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued		10,000
Common stock; authorized 750,000,000 shares, par value US$0.01;		5,139,364
Reserved to be issued 53,029 shares		530
Subscription receivable		(750,000)
Additional paid in capital		99,208,680
Accumulated deficit		(101,593,319)
Accumulated other comprehensive loss - Other		24,161

Total Shareholders’ Deficit		2,039,415

Total Liabilities and Shareholders’ Equity		5,495,679

See accompanying notes to financial statements.

Next Mart Inc.

Statement of Profit and loss

For the year ended September 30, 2016

For the year ended September 30, 2016

(Amount in $)
Revenue	–
Cost of sales	–
Gross profit	–

Operating expenses
General and administrative	(79,985)
Depreciation and amortization	(360)
Consulting and professional fees	(56,273)

Income / (Loss) from operations	(133,618)

Other Income / (expense)
Amortization of discount on convertible notes	(61,325)
Interest expense	(23,362)

Loss from continuing operations before tax	(218,305)

Income tax	–

Loss from continuing operations	(218,305)
Loss from held for sale operations	–

Net Loss	(218,305)

Other Comprehensive income / (loss):
Foreign currency translation adjustment	46,234
Unrealized gain (loss)	–

Total Comprehensive income / (loss)	(172,072)

See accompanying notes to financial statements.

Next Mart Inc.

Statement of Shareholders' Equity

As at September 30, 2016 (Unaudited)

	Series A - Preferred Stock		Common Stock			Subscription	Additional paid in	Accumulated Profit/	Total Stockholders’
	Shares	Amount	Shares	Par	Reserves	Receivable	capital	(Deficit)	Equity
	Amount in $

As at September 30, 2015 (Unaudited)	1,000,000	10,000	513,936,361	5,139,364	530	(750,000)	99,208,680	(101,421,248)	2,187,325

Profit / (loss) for the period								(172,072)	(172,072)

As at September 30, 2016 (Unaudited)	1,000,000	10,000	513,936,361	5,139,364	530	(750,000)	99,208,680	(101,593,319)	2,015,254

See accompanying notes to financial statements.

Next Mart Inc.

Statement of cashflows

As at September 30, 2016 (Unaudited)

2016
Cash flow from operating activities

(Loss) / profit before income tax	(172,072)

Adjustment for non cash charges and other items:

Amortization of discount on convertible notes	61,325
Amortization and depreciation	360

(110,387)
Changes in working capital

Decrease / (increase) in accounts receivables	1,108
(Decrease) / increase in Other payables and accrued expenses	(28,314)
(Decrease) / increase in amount due to Stockholders	14,743
(Decrease) / increase in amount due to related parties	43,971
31,508

Cash flow from operating activities	(78,878)

Cash flow from investing activities

Net additions in assets Held for sale	(62,060)
Additions in property, plant and equipment	–

Cash flow from / (used) in investing activities	(62,060)

Cash flow from financing activities

Proceeds from convertible notes issued	–
Proceeds from issuance of common stock	–
Proceeds from note payable - other	–

Cash flow from financing activities	–

Increase/(decrease) in cash and cash equivalents	(140,938)

Foreign currency translation adjustment

Cash and cash equivalents at beginning of the period	4,397,145

Cash and cash equivalents at end of the year	4,256,207

See accompanying notes to financial statements.

Next Mart Inc.

Notes to the Financial Statements

For the year ended September 30, 2016

1.       LEGAL STATUS AND OPERATIONS

NextMart, Inc. (the Company) was originally incorporated under the laws of Minnesota in 1972 and was previously known as SE Global Equity. In September 2005, the Company acquired 100% share capital of Sun New Media Group Limited and changed its name to Sun New Media, Inc. In May 2007, the Company reincorporated into the State of Delaware and changed its name to NextMart, Inc.

On March 31, 2010, the Company entered into an asset exchange and subscription agreement with Ms. Wang Yihan (“Ms. Wang”) and Beijing Chinese Art Exposition's Media Co., Ltd. (“CIGE”), a leading Chinese art services, events media company located in Beijing, China. In exchange for the Transferred Assets, Ms. Wang agreed to transfer to NextMart certain land use rights for commercial real estate property within 24 months from date of the amended agreement.

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

Under the terms of the Acquisition Agreement, NextMart acquired the following assets:

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

2. BASIS OF PREPARATION

2.1 Statement of compliance

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on a going concern.

2.2 Accounting Convention

These financial statements have been prepared on the basis of 'historical cost convention using accrual basis of accounting except as otherwise stated in the respective accounting policies notes.

Going concern

The accompanying unaudited financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company historically has experienced significant losses and negative cash flows from operations. Further, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.3 Critical accounting estimates and judgements

The preparation of financial statements in conformity with the approved accounting standards require management to make judgements, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, income and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognised in the period in which the estimates are revised if the revision affects only that period, or in the period of the revision and future periods.

The areas involving higher degree of judgment and complexity, or areas where assumptions and estimates made by the management are significant to the financial statements are as follows:

i) Equipment - estimated useful life of property, plant and equipment (note - 3.8)

ii) Provision for doubtful debts (note - 3.4)

iii) Provision for income tax (note - 3.1)

3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

3.1 Income tax

The tax expense for the year comprises of income tax, and is recognized in the statement of earnings. The income tax charge is calculated on the basis of the tax laws enacted or substantively enacted at the balance sheet date. Management periodically evaluates positions taken in tax returns with respect to situations in which applicable tax regulation is subject to interpretation and establishes provisions where appropriate on the basis of amounts expected to be paid to the tax authorities.

Deferred income tax is accounted for using the balance sheet liability method in respect of all temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax bases used in the computation of taxable profit. Deferred income tax liabilities are recognised for all taxable temporary differences and deferred income tax assets are recognised to the extent that it is probable that taxable profits will be available against which the deductible temporary differences and unused tax losses can be utilized. Deferred income tax is calculated at the rates that are expected to apply to the period when the differences are expected to be reversed.

3.2 Trade and other payables

Liabilities for trade and other amounts payable are carried at cost, which is the fair value of the consideration to be paid in future for goods and services received, whether or not billed to the Company.

3.3 Provisions

A provision is recognized in the financial statements when the Company has a legal or constructive obligation as a result of past events and it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of obligation.

3.4 Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal course of business. The management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of period ended is adequate.

3.5 Contingent liabilities

A contingent liability is disclosed when the Company has a possible obligation as a result of past events, the existence of which will be confirmed only by the occurrence or non-occurrence, of one or more uncertain future events, not wholly within the control of the Company; or when the Company has a present legal or constructive obligation, that arises from past events, but it is not probable that an outflow of resources embodying economic benefits will be required to settle the obligation, or the amount of the obligation cannot be measured with sufficient reliability.

3.6 Financial liabilities

Financial liabilities are recognized when the Company becomes party to the contractual provision of the instruments and the Company loses control of the contractual right that comprise the financial liability when the obligation specified in the contract is discharged, cancelled or expired. The Company classifies its financial liabilities in two categories: at fair value through profit or loss and financial liabilities measured at amortized cost. The classification depends on the purpose for which the financial liabilities were incurred. Management determines the classification of its financial liabilities at initial recognition.

(a) Financial liabilities at fair value through profit or loss

Financial liabilities at fair value through profit or loss are financial liabilities held for trading. A financial liability is classified in this category if incurred principally for the purpose of trading or payment in the short-term. Derivatives (if any) are also categorized as held for trading unless they are designated as hedges.

(b) Financial liabilities measured at amortized cost

These are non-derivative financial liabilities with fixed or determinable payments that are not quoted in an active market. These are recognized initially at fair value, net of transaction costs incurred and are subsequently stated at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized in the profit and loss account.

3.6.1 Derivative financial instruments and hedge accounting

Derivatives are recognised initially at fair value, any directly attributable transaction costs are recognised in profit or loss as they are incurred. Subsequent to initial recognition, derivatives are measured at fair value, and changes therein are generally recognised in profit and loss account.
The Company also holds derivative financial instruments to hedge its foreign currency exposures. Embedded derivatives are separated from the host contract and accounted for separately if certain criteria are met.

(a) Fair value hedge

Derivatives which are designated and qualify as fair value hedge, changes in the fair value of such derivatives are recorded in the profit and loss account, together with any changes in the fair value of the hedged asset or liability that are attributable to the hedged risk.

(b) Cash flow hedges

When a derivative is designated as cash flow hedging instrument, the effective portion of changes in the fair value of the derivative is recognised in other comprehensive income and accumulated in the hedging reserve. Any ineffective portion of changes in the fair value of the derivative is recognised immediately in profit or loss.

The amount accumulated in equity is retained in other comprehensive income and reclassified to profit or loss in the same period or periods during which the hedged item affects profit or loss.

If the hedging instrument no longer meets the criteria for hedge accounting, expires or is sold, terminated or exercised, or the designation is revoked, then hedge accounting is discontinued prospectively. If the forecast transaction is no longer expected to occur, then the amount accumulated in equity is reclassified to profit or loss.

3.7 Property, plant and equipment

All equipments are stated at cost less accumulated depreciation and impairment loss. The cost of fixed assets includes its purchase price, import duties and non-refundable purchase taxes and any directly attributable costs of bringing the asset to its working condition and location for its intended use.

Depreciation on additions to property, plant and equipment is charged, using straight line method, on pro rata basis from the month in which the relevant asset is acquired or capitalized, up to the month in which the asset is disposed off. Impairment loss, if any, or its reversal, is also charged to income for the year. Where an impairment loss is recognized, the depreciation charge is adjusted in future periods to allocate the asset’s revised carrying amount, less its residual value, over its estimated useful life.

Maintenance and normal repair costs are expensed out as and when incurred. Major renewals and improvements are capitalized and assets so replaced, if any are retired.

Gains and losses on disposal of fixed assets, if any, are recognized in statement of profit and loss.

3.8 Cash and cash equivalents

Cash and cash equivalents include cash in hand and deposits held at call with banks. For the purpose of the statement of cash flows, cash and cash equivalents bank balances and short term highly liquid investments subject to an insignificant risk of changes in value and with maturities of less than three months.

3.9 Revenue recognition

The Company’s revenues are derived principally from utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

All revenues from subscription arrangements are recognized ratably over the term of such arrangements. The excess of amounts received over the income recognized is recorded as deferred revenue on the consolidated balance sheet.

3.10 Functional and presentation currency

Items included in the financial statements are measured using the currency of the primary economic environment in which the Company operates. The financial statements are presented in US (Dollars) which is the Company's presentation currency. All financial information presented in US Dollars has been rounded to the nearest dollar unless otherwise stated.

3.11 Foreign currency transactions

Foreign currency transactions are translated into the functional currency using the exchange rate prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated into functional currency using the exchange rate prevailing at the statement of financial position date. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates are recognized in the profit and loss account.

3.12 Contingencies

The assessment of the contingencies inherently involves the exercise of significant judgment as the outcome of the future events cannot be predicted with certainty. The Company, based on the availability of the latest information, estimates the value of contingent assets and liabilities, which may differ on the occurrence / non-occurrence of the uncertain future event(s).

4 Cash

This represents cash in hand and cash deposited in bank accounts (current) by the Company.

5 Accounts Receivables

Opening balance	$5,055
Net movement during the period	(1,108)
3,947
Less: Provision	–
Account Receivable - Net	$3,947

6 Current assets held for Sale

Opening balance	$1,101,901
Net movement during the period	(126,396)
$975,505

7 Long term assets held for Sale

Opening balance	$1,059,549
Net movement during the period	43,022
$1,102,571

8 Property, plant and equipment

Cost
Opening balance	$3,571
Net movement during the period	–
3,571

Accumulated Depreciation
Opening balance	(1,646)
Net movement during the period	(360)
(1,736)

Closing Book Value	$1,835

9 Other payables and accrued expenses

Opening balance	$718,552
Net movement during the period	(28,314)
$690,239

10 Amount due to Stockholders

Opening balance	$117,464
Net movement during the period	14,743
$132,207

10.1	This includes amount due to Redrock Capital Venture Limited repayable on demand and bears no interest.

11 Amount due to related parties

Opening balance	$533,421
Net movement during the period	43,971
$577,392

11.1	This includes amount due to Redrock Thinktank (Group) Limited and Mr. Wu, repayable on demand after one-year from the loan date and bear a free interest. The amounts were mainly used to make payments to investors who originally held convertible notes of the Company.

12 Current liabilities held for sale

Opening balance	$1,257,726
Net movement during the period	–
$1,257,726

13 Convertible notes - net of discount

Opening balance	$517,375
Net movement during the period	61,325
$578,700

13.1	On March 26, 2010, we completed a Convertible Debt Settlement Agreement with Hua Hui to convert RMB 2,255,000 (approximately $330,000) outstanding loans due to Hua Hui into a convertible promissory note with a principal amount of RMB 2,255,000 (approximately $341,000 as of December 31, 2010).

14 Assets and Liabilities - Held for sale

In connection with the CIGE and Ms. Wang Yihan transaction effective on March 31, 2010, which was subsequently amended on May 10, 2010, NextMart agreed to transfer to CIGE certain assets and liabilities. These have been segregated and included in assets and liabilities of held for sale operations, as appropriate, in the balance sheet:

15 Contingencies and Commitments

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at the end of current reporting period, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations and there are no proceedings in which any directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Company’s interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTMARK, Inc.

By:	/s/ Daniel Sobolewski
Daniel Sobolewski Interim President, Interim Chief Executive Officer and Interim Chief Financial Officer

Date:  January 10, 2019