Form 10-K
period 2018-09-30
NextMart Inc.
filed 2019-01-10
CIK 1088005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

or

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

As of December 31, 2018, 630,829,862 shares of the issuer's Common Stock were outstanding

The aggregate market value of the voting Common Stock held by non-affiliates on September 31, 2018 was $756,996 using the closing price of $0.0012.

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

Employees

As of September 30, 2018, the Company has no employees.

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

Sales of Unregistered Securities

None

Repurchase of Equity Securities

We did not repurchase any securities within the fiscal year ended September 30, 2018.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, we concluded that, because of the material weaknesses described below, as of September 30, 2018, our disclosure controls and procedures were not effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of September 30, 2018 was not effective. Management identified the following material weaknesses as of September 30, 2018:

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

Changes in Internal Control over Financial Reporting

Other than described above, there were no changes in our internal controls over financial reporting during our fiscal year ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No auditing fees have been paid during fiscal year 2018.

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

Next Mart Inc.

Balance Sheet

As at September 30, 2018 (Unaudited)

		As at September 30, 2018
	Notes	(Unaudited)
		($)
ASSETS
Current Assets
Cash and cash equivalents	4	4,067,536
Accounts receivable , net	5	4,999
Current assets held for sale	6	975,505

Total Current Assets		5,048,040

Long term assets held for sale	7	114,125
Property, plant and equipment, net	8	1,115

Total Assets		5,163,281

EQUITY & LIABILITIES

Current Liabilities
Other payables and accrued expense	9	636,914
Amount due to Stockholders	10	124,058
Amount due to related parties	11	526,175
Current liabilities held for sale	12	1,257,726

Total Current Liabilities		2,544,873

Convertible notes	18	700,356
Long term loan - convertible		180,000
Long term loan		40,000

Total Liabilities		3,465,229

SHAREHOLDER'S EQUITY

Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued		10,000
Common stock; authorized 750,000,000 shares, par value US$0.01;		5,139,364
Reserved to be issued 53,029 shares		530
Subscription receivable		(750,000)
Additional paid in capital		99,208,680
Accumulated deficit		(101,934,682)
Accumulated other comprehensive loss - Other		24,161

Total Shareholders’ Deficit		1,698,052

Total Liabilities and Shareholders’ Equity		5,163,281

See accompanying notes to financial statements.

Next Mart Inc.

Statement of Profit and loss

For the year ended September 30, 2018

For the year ended September 30, 2018

(Amount in $)
Revenue	–
Cost of sales	–
Gross profit	–

Operating expenses
General and administrative	(79,571)
Depreciation and amortization	(360)
Consulting and professional fees	(58,163)

Income / (Loss) from operations	(138,094)

Other Income / (expense)
Amortization of discount on convertible notes	(63,385)
Interest expense	(24,147)

Loss from continuing operations before tax	(225,626)

Income tax	–

Loss from continuing operations	(225,626)
Loss from held for sale operations	–

Net Loss	(225,626)

Other Comprehensive income / (loss):
Foreign currency translation adjustment	47,787
Unrealized gain (loss)	–

Total Comprehensive income / (loss)	(177,839)

See accompanying notes to financial statements.

Next Mart Inc.

Statement of Shareholders' Equity

As at September 30, 2018 (Unaudited)

	Series A - Preferred Stock		Common Stock			Subscription	Additional paid in	Accumulated Profit/	Total Stockholders’
	Shares	Amount	Shares	Par	Reserves	Receivable	capital	(Deficit)	Equity
	Amount in $

As at June 30, 2018 (Unaudited)	1,000,000	10,000	513,936,361	5,139,364	530	(750,000)	99,208,680	(101,756,843)	1,851,730

Profit / (loss) for the period								(177,839)	(177,839)

As at September 30, 2018 (Unaudited)	1,000,000	10,000	513,936,361	5,139,364	530	(750,000)	99,208,680	(101,934,682)	1,673,891

See accompanying notes to financial statements.

Next Mart Inc.

Statement of cashflows

As at September 30, 2018 (Unaudited)

2018
Cash flow from operating activities

(Loss) / profit before income tax	(177,839)

Adjustment for non cash charges and other items:

Amortization of discount on convertible notes	63,385
Amortization and depreciation	360

(114,095)
Changes in working capital

Decrease / (increase) in accounts receivables	(557)
(Decrease) / increase in Other payables and accrued expenses	(26,126)
(Decrease) / increase in amount due to Stockholders	(16,074)
(Decrease) / increase in amount due to related parties	(68,176)
(110,934)

Cash flow from operating activities	(225,029)

Cash flow from investing activities

Net additions in assets Held for sale	152,387
Additions in property, plant and equipment	–

Cash flow from / (used) in investing activities	152,387

Cash flow from financing activities

Proceeds from convertible notes issued	–
Proceeds from issuance of common stock	–
Proceeds from note payable - other	–

Cash flow from financing activities	–

Increase/(decrease) in cash and cash equivalents	(72,643)

Foreign currency translation adjustment

Cash and cash equivalents at beginning of the period	4,140,179

Cash and cash equivalents at end of the year	4,067,536

See accompanying notes to financial statements.

Next Mart Inc.

Notes to the Financial Statements

For the year ended September 30, 2018

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

4 Cash

This represents cash in hand and cash deposited in bank accounts (current) by the Company.

5 Accounts Receivables

Opening balance	$4,442
Net movement during the period	557
4,999
Less: Provision	–
Account Receivable - Net	$4,999

6 Current assets held for Sale

Opening balance	$1,101,901
Net movement during the period	(126,396)
$975,505

7 Long term assets held for Sale

Opening balance	$140,116
Net movement during the period	(25,991)
$114,125

8 Property, plant and equipment

Cost
Opening balance	$3,571
Net movement during the period	–
3,571

Accumulated Depreciation
Opening balance	(2,096)
Net movement during the period	(360)
(2,456)

Closing Book Value	$1,115

9 Other payables and accrued expenses

Opening balance	$663,041
Net movement during the period	(26,126)
$636,914

10 Amount due to Stockholders

Opening balance	$140,132
Net movement during the period	(16,074)
$124,058

10.1	This includes amount due to Redrock Capital Venture Limited repayable on demand and bears no interest.

11 Amount due to related parties

Opening balance	$594,351
Net movement during the period	(68,176)
$526,175

11.1	This includes amount due to Redrock Thinktank (Group) Limited and Mr. Wu, repayable on demand after one-year from the loan date and bear a free interest. The amounts were mainly used to make payments to investors who originally held convertible notes of the Company.

12 Current liabilities held for sale

Opening balance	$1,257,726
Net movement during the period	–
$1,257,726

13 Convertible notes - net of discount

Opening balance	$636,972
Net movement during the period	63,385
$700,356

13.1	On March 26, 2010, we completed a Convertible Debt Settlement Agreement with Hua Hui to convert RMB 2,255,000 (approximately $330,000) outstanding loans due to Hua Hui into a convertible promissory note with a principal amount of RMB 2,255,000 (approximately $341,000 as of December 31, 2010).

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