Form 10-K
period 2019-09-30
NextMart Inc.
filed 2021-09-28
CIK 1088005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 000-26347

NextMart, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-0985135
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

10119 E Winter Sun Drive Scottsdale, AZ	85262
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code   (602) 499 6992

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common and Preferred	NXMR	OTC MARKETS

Securities registered pursuant to Section 12(g) of the Act:

            N/A

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 as of September 27, 2021.

As of September 26, 2021, the Registrant had 374,126,367 shares of common stock outstanding.

Explanatory Note

In accordance with the new 15c211 requirements the company is providing these interim statements until the matter is heard by the Nevada courts in the custodianship hearing. New 15c211 coming into effect September 28, 2021.

2

Next Mart Inc.

Balance Sheet

As at September 30, 2019 (Unaudited)

	Notes	As at September 30, 2019 (Unaudited)
		($)
ASSETS
Current Assets
Cash and cash equivalents	4	2,973,945
Accounts receivable , net	5	4,198
Current assets held for sale	6	819,368

Total Current Assets		3,797,511

Long term assets held for sale	7	95,858
Property, plant and equipment, net	8	755

Total Assets		3,894,124

EQUITY & LIABILITIES

Current Liabilities
Other payables and accrued expense	9	700,750
Amount due to Stockholders	10	136,493
Amount due to related parties	11	578,913
Current liabilities held for sale	12	1,383,787

Total Current Liabilities		2,799,943

Convertible notes	18	770,228
Long term loan - convertible		180,000
Long term loan		40,000

Total Liabilities		3,790,171

SHAREHOLDERS’ EQUITY

Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued		10,000
Common stock; authorized 750,000,000 shares, par value US$0.01;		3,741,264
Reserved to be issued 53,029 shares		530
Subscription receivable		(750,000)
Additional paid in capital		99,208,680
Accumulated deficit		(102,130,680)
Accumulated other comprehensive loss - Other		24,159

Total Shareholders’ Deficit		103,953

Total Liabilities and Shareholders’ Equity		3,894,124

Next Mart Inc.

Statement of Profit and Loss

For the year ended September 30, 2019

	Notes	For the year ended September 30, 2019

		(Amount in $)

Revenue		–
Cost of sales		–
Gross profit		–

Operating expenses
General and administrative		(87,714)
Depreciation and amortization		(360)
Consulting and professional fees		(64,112)

Income / (Loss) from operations		(152,186)

Other Income / (expense)
Amortization of discount on convertible notes		(69,872)
Interest expense		(26,616)

Loss from continuing operations before tax		(248,674)

Income tax		–

Loss from continuing operations		(248,674)
Loss from held for sale operations		–

Net Loss		(248,674)

Other Comprehensive income / (loss):
Foreign currency translation adjustment		52,676
Unrealized gain (loss)		–

Total Comprehensive income / (loss)		(195,998)

Next Mart Inc.

Statement of Shareholders' Equity

As at September 30, 2019 (Unaudited)

	Series A - Preferred Stock		Common Stock		Reserves	Subscription Receivable	Additional Paid in capital	Accumulated Profit / (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Par
	Amount in $

As at September 30, 2018 (Unaudited)	1,000,000	10,000	513,936,361	5,139,364	530	(750,000)	99,208,680	(101,934,682)	1,673,891

Buy back of shares			(139,809,994)	(1,398,100)					(1,398,100)

Profit / (loss) for the period								(195,998)	(195,998)

As at September 30, 2019 (Unaudited)	1,000,000	10,000	374,126,367	3,741,264	530	(750,000)	99,208,680	(102,130,680)	79,793

Next Mart Inc.

Statement of Cash Flows

As at September 30, 2019 (Unaudited)

2019
$
Cash flow from operating activities

(Loss) / profit before income tax	(195,998)

Adjustment for non cash charges and other items:

Amortization of discount on convertible notes	69,872
Amortization and depreciation	360

(125,766)
Changes in working capital

Decrease / (increase) in accounts receivables	801
(Decrease) / increase in Other payables and accrued expenses	63,836
(Decrease) / increase in amount due to Stockholders	12,435
(Decrease) / increase in liabilities held for sale	126,061
(Decrease) / increase in amount due to related parties	52,738
255,871

Cash flow from operating activities	130,105

Cash flow from investing activities

Net additions in assets Held for sale	174,404
Additions in property, plant and equipment	–

Cash flow from / (used) in investing activities	174,404

Cash flow from financing activities

Proceeds from convertible notes issued	–
Proceeds from issuance of common stock	–
Buy back of shares	(1,398,100)

Cash flow from financing activities	(1,398,100)

Increase/(decrease) in cash and cash equivalents	(1,093,591)

Foreign currency translation adjustment

Cash and cash equivalents at beginning of the year	4,067,536

Cash and cash equivalents at end of the year	2,973,945

Next Mart Inc.
Notes to the Financial Statements
For the year ended September 30, 2019

1. LEGAL STATUS AND OPERATIONS

"NextMart, Inc. (the Company) was originally incorporated under the laws of Minnesota in 1972 and was previously known as SE Global Equity. In September 2005, the Company acquired 100% share capital of Sun New Media Group Limited and changed its name to Sun New Media, Inc. In May 2007, the Company reincorporated into the State of Delaware and changed its name to NextMart, Inc.

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

Under the terms of the Acquisition Agreement, NextMart acquired the following assets:

1) ownership of CIGE’s 10,000 member consumer database,

2) exclusive ownership of all advertising space for every art exhibition event held by CIGE in greater China (including Hong Kong and Macao, and Taiwan) for the next 30 years, and

3) exclusive ownership of the ""Gallery Guide"" magazine brand name and all gross revenues generated by the magazine publication for the next 30 years, including but not limited to advertising revenue and sponsorship revenue."

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

Going concern

"The accompanying unaudited financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company historically has experienced significant losses and negative cash flows from operations. Further, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern."

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

3.6.1 "Derivative financial instruments and hedge accounting "

"Derivatives are recognised initially at fair value, any directly attributable transaction costs are recognised in profit or loss as they are incurred. Subsequent to initial recognition, derivatives are measured at fair value, and changes therein are generally recognised in profit and loss account. The Company also holds derivative financial instruments to hedge its foreign currency exposures. Embedded derivatives are separated from the host contract and accounted for separately if certain criteria are met."

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

"The amount accumulated in equity is retained in other comprehensive income and reclassified to profit or loss in the same period or periods during which the hedged item affects profit or loss.

If the hedging instrument no longer meets the criteria for hedge accounting, expires or is sold, terminated or exercised, or the designation is revoked, then hedge accounting is discontinued prospectively. If the forecast transaction is no longer expected to occur, then the amount accumulated in equity is reclassified to profit or loss."

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

3.9 Revenue recognition

"The Company’s revenues are derived principally from utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. All revenues from subscription arrangements are recognized ratably over the term of such arrangements. The excess of amounts received over the income recognized is recorded as deferred revenue on the consolidated balance sheet."

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

3.12 Contingencies

"The assessment of the contingencies inherently involves the exercise of significant judgment as the outcome of the future events cannot be predicted with certainty. The Company, based on the availability of the latest information, estimates the value of contingent assets and liabilities, which may differ on the occurrence / non-occurrence of the uncertain future event(s). "

4 Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

5 Accounts Receivables

Amount in $
Opening balance	4,999
Net movement during the period	(801)

4,198
Less : Provision	–
Account Receivable - Net	4,198

6 Current assets held for Sale

Amount in $
Opening balance	975,505
Net movement during the period	(156,137)

819,368

7 Long term assets held for Sale

Amount in $
Opening balance	114,125
Net movement in liabilities during the period	(18,267)

Closing balance	95,858

8 Property, plant and equipment

Amount in $
Cost
Opening balance	3,571
Net movement during the period	–

Closing balance	3,571

Accumulated Depreciation

Opening balance	(2,456)
Net movement during the period	(360)

Closing balance	(2,816)

Closing Book value	755

9 Other payables and accrued expenses

Amount in $
Opening balance	636,914
Net movement during the period	63,836

Closing balance	700,750

10 Amount due to Stockholders

Amount in $
Opening balance	124,058
Net movement during the period	12,435

Closing balance	136,493

10.1 The includes amount due to Redrock Capital Venture Limited repayable on demand and bear no interest.

11 Amount due to related parties

Amount in $
Opening balance	526,175
Net movement during the period	52,738

Closing balance	578,913

11.1 The includes amount due to Redrock Thinktank (Group) Limited and Mr. Wu, repayable on demand after one-year from the loan date and bear a free interest. The amounts were mainly used to make payments to investors who originally held convertible notes of the Company.

12 Current liabilities held for sale

Amount in $
Opening balance	1,257,726
Net movement during the period	126,061

Closing balance	1,383,787

13 Convertible notes - net of discount

Amount in $
Opening balance	700,356
Net movement during the period	69,872

Closing balance	770,228

13.1 On March 26, 2010, we completed a Convertible Debt Settlement Agreement with Hua Hui to convert RMB 2,255,000 (approximately $330,000) outstanding loans due to Hua Hui into a convertible promissory note with a principal amount of RMB 2,255,000 (approximately $341,000 as of December 31, 2010).

14 Long term loan - convertible

This represents convertible debt amounting to $ 180,000 extended by Axiom Industries to the Company. During the year ended 2018, the debt has been purchased by Emry Capital.

15 Assets and Liabilities - Held for sale

In connection with the CIGE and Ms. Wang Yihan transaction effective on March 31, 2010, which was subsequently amended on May 10, 2010, NextMart agreed to transfer to CIGE certain assets and liabilities. These have been segregated and included in assets and liabilities of held for sale operations, as appropriate, in the balance sheet:

16 Contingencies and Commitments

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

NextMart, Inc.

By:	/s/ Kathryn Gavin
Kathryn Gavin Chief Executive Officer

Date:  September 28, 2021

2