Form 10-K
period 2020-09-30
NextMart Inc.
filed 2021-09-28
CIK 1088005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

or

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

Next Mart Inc.

Balance Sheet

As at September 30, 2020 (Unaudited)

	Notes	As at September 30, 2020 (Unaudited)
		($)
ASSETS
Current Assets
Cash and cash equivalents	4	–
Accounts receivable , net	5	–
Current assets held for sale	6	–

Total Current Assets		–

Long term assets held for sale	7	–
Property, plant and equipment, net	8	–

Total Assets		–

EQUITY & LIABILITIES

Current Liabilities
Other payables and accrued expense	9	–
Amount due to Stockholders	10	–
Amount due to related parties	11	–
Current liabilities held for sale	12	–

Total Current Liabilities		–

Convertible notes	18	–
Long term loan - convertible		180,000
Long term loan		–

Total Liabilities		180,000

SHAREHOLDERS’ EQUITY

Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued		10,000
Common stock; authorized 750,000,000 shares, par value US$0.01;		3,741,264
Reserved to be issued 53,029 shares		530
Subscription receivable		(750,000)
Additional paid in capital		99,208,680
Accumulated deficit		(102,414,633)
Accumulated other comprehensive loss - Other		24,159

Total Shareholders’ Deficit		(180,000)

Total Liabilities and Shareholders’ Equity		–

Next Mart Inc.

Statement of Profit and Loss

For the year ended September 30, 2020

	Notes	For the year ended September 30, 2020

		(Amount in $)

Revenue		–
Cost of sales		–
Gross profit		–

Operating expenses
General and administrative		(104,692)
Depreciation and amortization		(755)
Consulting and professional fees		(137,112)

Income / (Loss) from operations		(242,559)

Other Income / (expense)
Amortization of discount on convertible notes		(69,872)
Assets write-off		–
Interest income		(24,198)

Loss from continuing operations before tax		(336,629)

Income tax		–

Loss from continuing operations		(336,629)
Loss from held for sale operations		–

Net Loss		(336,629)

Other Comprehensive income / (loss):
Foreign currency translation adjustment		52,676
Unrealized gain (loss)		–

Total Comprehesive income / (loss)		(283,953)

Next Mart Inc.

Statement of Shareholders' Equity

As at September 30, 2020 (Unaudited)

	Series A - Preferred Stock		Common Stock		Reserves	Subscription Receivable	Additional Paid in capital	Accumulated Profit / (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Par
	Amount in $

As at September 30, 2019 (Unaudited)	1,000,000	10,000	374,126,367	3,741,264	530	(750,000)	99,208,680	(102,130,680)	79,793

Profit / (loss) for the period								(283,953)	(283,953)

As at September 30, 2020 (Unaudited)	1,000,000	10,000	374,126,367	3,741,264	530	(750,000)	99,208,680	(102,414,633)	(204,160)

Next Mart Inc.

Statement of Cash Flows

As at September 30, 2020 (Unaudited)

2020
$
Cash flow from operating activities

(Loss) / profit before income tax	(283,953)

Adjustment for non cash charges and other items:

Amortization of discount on convertible notes	69,872
Amortization and depreciation	755
Assets write off	–

(213,326)
Changes in working capital

Decrease / (increase) in accounts receivables	4,198
(Decrease) / increase in Other payables and accrued expenses	(700,750)
(Decrease) / increase in amount due to Stockholders	(136,493)
(Decrease) / increase in liabilities held for sale	(1,383,787)
(Decrease) / increase in amount due to related parties	(578,913)
(2,795,745)

Cash flow from operating activities	(3,009,071)

Cash flow from investing activities

Net additions in assets Held for sale	915,226
Additions in property, plant and equipment	–

Cash flow from / (used) in investing activities	915,226

Cash flow from financing activities

Repayment of convertible notes issued	(840,100)
Proceeds from issuance of common stock	–
Repayment of long term loan	(40,000)

Cash flow from financing activities	(880,100)

Increase/(decrease) in cash and cash equivalents	(2,973,945)

Foreign currency translation adjustment

Cash and cash equivalents at beginning of the year	2,973,945

Cash and cash equivalents at end of the year	0

Next Mart Inc.
Notes to the Financial Statements
For the year ended September 30, 2020

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

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

5 Accounts Receivables

Amount in $
Opening balance	4,198
Net movement during the period	(4,198)

–
Less : Provision	–
Account Receivable - Net	–

6 Current assets held for Sale

Amount in $
Opening balance	819,368
Net movement during the period	(819,368)
Assets written off	–

–

7 Long term assets held for Sale

Amount in $
Opening balance	95,858
Net movement during the period	(95,858)
Assets written off	–

Closing balance	–

8 Property, plant and equipment

Amount in $
Cost

Opening balance	3,571
Net movement during the period	–

Closing balance	3,571

Accumulated Depreciation

Opening balance	(2,816)
Net movement during the period	(755)

Closing balance	(3,571)

Closing Book value	–

9 Other payables and accrued expenses

Amount in $
Opening balance	700,750
Net movement during the period	(700,750)

Closing balance	–

10 Amount due to Stockholders

Amount in $
Opening balance	136,493
Net movement during the period	(136,493)

Closing balance	–

10.1 The includes amount due to Redrock Capital Venture Limited repayable on demand and bear no interest.

11 Amount due to related parties

Amount in $
Opening balance	578,913
Net movement during the period	(578,913)

Closing balance	–

11.1 The includes amount due to Redrock Thinktank (Group) Limited and Mr. Wu, repayable on demand after one-year from the loan date and bear a free interest. The amounts were mainly used to make payments to investors who originally held convertible notes of the Company.

12 Current liabilities held for sale

Amount in $
Opening balance	1,383,787
Net movement during the period	(1,383,787)

Closing balance	–

13 Convertible notes - net of discount

Amount in $
Opening balance	770,228
Net movement during the period	69,872
Repaid during the period	(840,100)

Closing balance	–

13.1 On March 26, 2010, we completed a Convertible Debt Settlement Agreement with Hua Hui to convert RMB 2,255,000 (approximately $330,000) outstanding loans due to Hua Hui into a convertible promissory note with a principal amount of RMB 2,255,000 (approximately $341,000 as of December 31, 2010).

14 Long term loan - convertible

This represents convertible debt amounting to $180,000 extended by Axiom Industries to the Company. During the year ended 2018, the debt has been purchased by Emry Capital.

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

