Form 10-Q
period 2020-12-31
NextMart Inc.
filed 2021-09-28
CIK 1088005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Next Mart Inc.

Balance Sheet

As at December 31, 2020 (Unaudited)

	Notes	As at December 31, 2020 (Unaudited)
		($)
ASSETS
Current Assets
Cash and cash equivalents	4	1,703
Accounts receivable , net	5	–
Current assets held for sale	6	–

Total Current Assets		1,703

Long term assets held for sale	7	–
Property, plant and equipment, net	8	–

Total Assets		1,703

EQUITY & LIABILITIES

Current Liabilities
Other payables and accrued expense	9	14,031
Amount due to Stockholders	10	–
Amount due to related parties	11	16,581
Current liabilities held for sale	12	131,968

Total Current Liabilities		162,580

Convertible notes	18	–
Long term loan - convertible		180,000
Long term loan		–

Total Liabilities		342,580

SHAREHOLDERS’ EQUITY

Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued		10,000
Common stock; authorized 750,000,000 shares, par value US$0.01;		3,741,264
Reserved to be issued 53,029 shares		530
Subscription receivable		(750,000)
Additional paid in capital		99,208,680
Accumulated deficit		(102,575,510)
Accumulated other comprehensive loss - Other		24,159

Total Shareholders’ Deficit		(340,877)

Total Liabilities and Shareholders’ Equity		1,703

Next Mart Inc.

Statement of Profit and Loss

For the quarter ended December 31, 2020

	Notes	For the quarter ended December 31, 2020

		(Amount in $)

Revenue		–
Cost of sales		–
Gross profit		–

Operating expenses
General and administrative		(89,140)
Depreciation and amortization		–
Consulting and professional fees		(49,793)

Income / (Loss) from operations		(138,933)

Other Income / (expense)
Amortization of discount on convertible notes		–
Assets write-off		–
Interest income		(33,533)

Loss from continuing operations before tax		(172,466)

Income tax		–

Loss from continuing operations		(172,466)
Loss from held for sale operations		–

Net Loss		(172,466)

Other Comprehensive income / (loss):
Foreign currency translation adjustment		11,589
Unrealized gain (loss)		–

Total Comprehensive income / (loss)		(160,877)

Next Mart Inc.

Statement of Shareholders' Equity

As at December 31, 2020 (Unaudited)

	Series A - Preferred Stock		Common Stock		Reserves	Subscription Receivable	Additional Paid in capital	Accumulated Profit / (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Par
	Amount in $

As at September 30, 2020 (Unaudited)	1,000,000	10,000	374,126,367	3,741,264	530	(750,000)	99,208,680	(102,414,633)	(204,160)

Profit / (loss) for the period								(160,877)	(160,877)

As at December 31, 2020 (Unaudited)	1,000,000	10,000	374,126,367	3,741,264	530	(750,000)	99,208,680	(102,575,510)	(365,037)

Next Mart Inc.

Statement of Cash Flows

As at December 31, 2020 (Unaudited)

2020
($)
Cash flow from operating activities

(Loss) / profit before income tax	(160,877)

Adjustment for non cash charges and other items:

Amortization of discount on convertible notes	–
Amortization and depreciation	–
Assets write off	–

(160,877)
Changes in working capital

Decrease / (increase) in accounts receivables	–
(Decrease) / increase in Other payables and accrued expenses	14,031
(Decrease) / increase in amount due to Stockholders	–
(Decrease) / increase in liabilities held for sale	131,968
(Decrease) / increase in amount due to related parties	16,581
162,580

Cash flow from operating activities	1,703

Cash flow from investing activities

Net additions in assets Held for sale	–
Additions in property, plant and equipment	–

Cash flow from / (used) in investing activities	–

Cash flow from financing activities

Repayment of convertible notes issued	–
Proceeds from issuance of common stock	–
Repayment of long term loan	–

Cash flow from financing activities	–

Increase/(decrease) in cash and cash equivalents	1,703

Foreign currency translation adjustment

Cash and cash equivalents at beginning of the year	–

Cash and cash equivalents at end of the year	1,703

Next Mart Inc.
Notes to the Financial Statements
For the quarter ended December 31, 2020

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

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

5 Accounts Receivables

Amount in $
Opening balance	–
Net movement during the period	–

–
Less : Provision	–
Account Receivable - Net	–

6 Current assets held for Sale

Amount in $
Opening balance	–
Net movement during the period	–
Assets written off	–

–

7 Long term assets held for Sale

Amount in $
Opening balance	–
Net movement during the period	–
Assets written off	–

Closing balance	–

8 Property, plant and equipment

Amount in $
Cost

Opening balance	–
Net movement during the period	–

Closing balance	–

Accumulated Depreciation

Opening balance	–
Net movement during the period	–

Closing balance	–

Closing Book value	–

9 Other payables and accrued expenses

Amount in $
Opening balance	-
Net movement during the period	14,031

Closing balance	14,031

10 Amount due to Stockholders

Amount in $
Opening balance	–
Net movement during the period	–

Closing balance	–

10.1 The includes amount due to Redrock Capital Venture Limited repayable on demand and bear no interest.

11 Amount due to related parties

Amount in $
Opening balance	-
Net movement during the period	16,581

Closing balance	16,581

11.1 The includes amount due to Redrock Thinktank (Group) Limited and Mr. Wu, repayable on demand after one-year from the loan date and bear a free interest. The amounts were mainly used to make payments to investors who originally held convertible notes of the Company.

12 Current liabilities held for sale

Amount in $
Opening balance	-
Net movement during the period	131,968

Closing balance	131,968

13 Convertible notes - net of discount

Amount in $
Opening balance	–
Net movement during the period	–
Repaid during the period	–

Closing balance	–

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

