Form 10-Q
period 2021-03-31
NextMart Inc.
filed 2021-09-28
CIK 1088005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Next Mart Inc.

Balance Sheet

As at March 31, 2021 (Unaudited)

	Notes	As at March 31, 2021 (Unaudited)
		($)
ASSETS
Current Assets
Cash and cash equivalents	4	4,969
Accounts receivable , net	5	–
Current assets held for sale	6	–

Total Current Assets		4,969

Long term assets held for sale	7	–
Property, plant and equipment, net	8	–

Total Assets		4,969

EQUITY & LIABILITIES

Current Liabilities
Other payables and accrued expense	9	13,750
Amount due to Stockholders	10	–
Amount due to related parties	11	16,912
Current liabilities held for sale	12	206,398

Total Current Liabilities		237,060

Convertible notes	18	–
Long term loan - convertible		180,000
Long term loan		–

Total Liabilities		417,060

SHAREHOLDERS’ EQUITY

Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued		10,000
Common stock; authorized 750,000,000 shares, par value US$0.01;		3,741,264
Reserved to be issued 53,029 shares		530
Subscription receivable		(750,000)
Additional paid in capital		99,208,680
Accumulated deficit		(102,646,724)
Accumulated other comprehensive loss - Other		24,159

Total Shareholders’ Deficit		(412,091)

Total Liabilities and Shareholders’ Equity		4,969

Next Mart Inc.

Statement of Profit and Loss

For the quarter ended March 31, 2021

	Notes	For the quarter ended March 31, 2021

		(Amount in $)

Revenue		–
Cost of sales		–
Gross profit		–

Operating expenses
General and administrative		(31,190)
Depreciation and amortization		–
Consulting and professional fees		(20,405)

Income / (Loss) from operations		(51,595)

Other Income / (expense)
Amortization of discount on convertible notes		–
Assets write-off		–
Interest income		(32,728)

Loss from continuing operations before tax		(84,323)

Income tax		–

Loss from continuing operations		(84,323)
Loss from held for sale operations		–

Net Loss		(84,323)

Other Comprehensive income / (loss):
Foreign currency translation adjustment		13,109
Unrealized gain (loss)		–

Total Comprehensive income / (loss)		(71,214)

Next Mart Inc.

Statement of Shareholders' Equity

As at March 31, 2021 (Unaudited)

	Series A - Preferred Stock		Common Stock		Reserves	Subscription Receivable	Additional Paid in capital	Accumulated Profit / (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Par
	Amount in $

As at December 31, 2020 (Unaudited)	1,000,000	10,000	374,126,367	3,741,264	530	(750,000)	99,208,680	(102,575,510)	(365,037)

Profit / (loss) for the period								(71,214)	(71,214)

As at March 31, 2021 (Unaudited)	1,000,000	10,000	374,126,367	3,741,264	530	(750,000)	99,208,680	(102,646,724)	(436,251)

Next Mart Inc.

Statement of Cash Flows

As at March 31, 2021 (Unaudited)

2020
($)
Cash flow from operating activities

(Loss) / profit before income tax	(71,214)

Adjustment for non cash charges and other items:

Amortization of discount on convertible notes	–
Amortization and depreciation	–
Assets write off	–

(71,214)
Changes in working capital

Decrease / (increase) in accounts receivables	–
(Decrease) / increase in Other payables and accrued expenses	(281)
(Decrease) / increase in amount due to Stockholders	–
(Decrease) / increase in liabilities held for sale	74,430
(Decrease) / increase in amount due to related parties	331
74,480

Cash flow from operating activities	3,266

Cash flow from investing activities

Net additions in assets Held for sale	–
Additions in property, plant and equipment	–

Cash flow from / (used) in investing activities	–

Cash flow from financing activities

Repayment of convertible notes issued	–
Proceeds from issuance of common stock	–
Repayment of long term loan	–

Cash flow from financing activities	–

Increase/(decrease) in cash and cash equivalents	3,266

Foreign currency translation adjustment

Cash and cash equivalents at beginning of the year	1,703

Cash and cash equivalents at end of the year	4,969

Next Mart Inc.
Notes to the Financial Statements
For the quarter ended March 31, 2021

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

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

5 Accounts Receivables

Amount in $
Opening balance	–
Net movement during the period	–

–
Less : Provision	–
Account Receivable - Net	–

6 Current assets held for Sale

Amount in $
Opening balance	–
Net movement during the period	–
Assets written off	–

–

7 Long term assets held for Sale

Amount in $
Opening balance	–
Net movement during the period	–
Assets written off	–

Closing balance	–

8 Property, plant and equipment

Amount in $
Cost

Opening balance	–
Net movement during the period	–

Closing balance	–

Accumulated Depreciation

Opening balance	–
Net movement during the period	–

Closing balance	–

Closing Book value	–

9 Other payables and accrued expenses

Amount in $
Other payables and accrued expenses

Opening balance	14,031
Net movement during the period	(281)

Closing balance	13,750

10 Amount due to Stockholders

Amount in $
Opening balance	–
Net movement during the period	–

Closing balance	–

10.1 The includes amount due to Redrock Capital Venture Limited repayable on demand and bear no interest.

11 Amount due to related parties

Amount in $
Opening balance	16,581
Net movement during the period	331

Closing balance	16,912

11.1 The includes amount due to Redrock Thinktank (Group) Limited and Mr. Wu, repayable on demand after one-year from the loan date and bear a free interest. The amounts were mainly used to make payments to investors who originally held convertible notes of the Company.

12 Current liabilities held for sale

Amount in $
Opening balance	131,968
Net movement during the period	74,430

Closing balance	206,398

13 Convertible notes - net of discount

Amount in $
Opening balance	–
Net movement during the period	–
Repaid during the period	–

Closing balance	–

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

